Form 10-Q
period 2021-03-31
Bowman Consulting Group Ltd.
filed 2021-06-14
CIK 1847590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40371

BOWMAN CONSULTING GROUP LTD.

(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1762351
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12355 Sunrise Valley Drive, Suite 520 Reston, Virginia	20191
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 464-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BWMN	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 14, 2021, the registrant had 11,056,837 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash and equivalents	$319	$386
Accounts Receivable, net	27,699	24,183
Contract assets	7,396	7,080
Notes receivable - officers, employees, affiliates, current portion	1,116	1,182
Prepaid and other current assets	2,825	2,271
Total current assets	39,355	35,102
Non-Current Assets
Property and equipment, net	16,218	15,357
Goodwill	11,723	9,179
Notes receivable, less current portion	903	903
Notes receivable - officers, employees, affiliates, less current portion	1,289	1,297
Other intangible assets, net	1,934	1,131
Other assets	718	669
Total Assets	$72,140	$63,638
LIABILITIES AND EQUITY
Current Liabilities
Bank line of credit	6,941	3,481
Accounts payable and accrued liabilities, current portion	13,200	12,203
Contract liabilities	1,945	1,943
Notes payable, current portion	2,124	1,592
Deferred rent, current portion	654	619
Capital lease obligation, current portion	3,797	3,495
Total current liabilities	28,661	23,333
Non Current Liabilities
Other non-current obligations	1,243	1,244
Notes payable, less current portion	4,167	2,829
Deferred rent, less current portion	4,148	4,278
Capital lease obligation, less current portion	7,556	7,503
Deferred tax liability, net	6,581	6,472
Common shares subject to repurchase	1,401	842
Total liabilities	$53,757	$46,501
Shareholders' Equity
Common stock	2	2
Additional paid-in-capital	60,161	58,866
Treasury Stock	(17,085)	(16,022)
Stock subscription notes receivable	(576)	(609)
Accumulated deficit	(24,119)	(25,100)
Total shareholders' equity	$18,383	$17,137
TOTAL LIABILITIES AND EQUITY	$72,140	$63,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands except share data)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Gross Contract Revenue	$31,802	$28,611
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	13,222	11,652
Sub-consultants and expenses	2,934	3,878
Total contract costs	16,156	15,530
Operating Expenses:
Selling, general and administrative	12,749	12,069
Depreciation and amortization	1,428	320
(Gain) loss on sale	(26)	(15)
Total operating expenses	14,151	12,374
Income from operations	1,495	707
Other (income) expense	205	(9)
Income before tax expense	1,290	716
Income tax expense	309	290
Net income	$981	$426

Earnings allocated to non-vested shares	124	14
Net income attributable to common shareholders	$857	$412

Earnings per share
Basic	$0.17	$0.07
Diluted	$0.17	$0.07
Weighted average shares outstanding:
Basic	5,083,470	5,584,321
Diluted	5,096,597	5,622,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For The Three Months Ended March 31, 2021 and March 31, 2020

(Amounts in thousands except per share data)

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Stock Subscription Notes	Accumulated	Total Shareholders' Equity
	Shares	Amount	Capital	Stock	Receivable	Deficit	(Deficit)
Balance at January 1, 2020	5,803,712	$-	$-	$(5,925)	$-	$(17,358)	$(23,283)
Purchase and retirement of common stock	(85,757)	-	-	(557)	-	-	(557)
Issuance of common shares under stock compensation plan	5,900	-	-	-	-	-	-
Common shares subject to repurchase liability	-	-	-	-	-	451	451
Fair value adjustment to redeemable common stock	-	-	-	-	-	5,450	5,450
Net Income	-	-	-	-	-	426	426
Balance at March 31, 2020	5,723,856	$-	$-	$(6,482)	$-	$(11,031)	$(17,513)

Balance at January 1, 2021	5,744,594	$2	$58,866	$(16,022)	$(609)	$(25,100)	$17,137
Issuance of new common shares	63,956	-	838	-	-	-	838
Purchase and retirement of common stock	(83,308)	-	-	(1,063)	-	-	(1,063)
Issuance of common shares under stock compensation plan	49,383	-	-	-	-	-	-
Stock based compensation	-	-	1,046	-	-	-	1,046
Collections on stock subscription notes receivable	-	-	-	-	33	-	33
Common shares subject to repurchase liability	-	-	(516)	-	-	-	(516)
Capital reduction related to acquisition	-	-	(73)	-	-	-	(73)
Net Income						981	981
Balance at March 31, 2021	5,774,625	$2	$60,161	$(17,085)	$(576)	$(24,119)	$18,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$981	$426
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization - property, plant and equipment	1,360	250
Amortization of intangible assets	68	70
Gain on sale of assets	(26)	(15)
Bad debt	92	122
Stock based compensation	1,149	(543)
Deferred taxes	109	75
Deferred rent	(95)	176
Changes in operating assets and liabilities
Accounts Receivable	(3,608)	(3,082)
Contract Assets	(100)	4,815
Prepaid expenses	(148)	831
Deposits and other assets	(21)	(16)
Accounts payable and accrued expenses	698	(1,751)
Contract Liabilities	(414)	(2,874)
Net cash provided by (used in) operating activities	45	(1,516)
Cash Flows from Investing Activities:
Purchases of property and equipment	(438)	(183)
Proceeds from sale of assets and disposal of leases	26	15
Amounts advanced under loans to shareholders	(364)	(337)
Payments received under loans to shareholders	75	57
Amounts advanced under notes receivable	-	(140)
Acquisitions of businesses, net of cash acquired	(640)	-
Collections under stock subscription notes receivable	33	47
Net cash used in investing activities	(1,308)	(541)
Cash Flows from Financing Activities:
Net borrowings under revolving line of credit	3,460	456
Repayments under fixed line of credit	(179)	(49)
Borrowings under fixed line of credit	-	1,985
Repayment under notes payable	(151)	(407)
Payments on capital leases	(975)	(71)
Payment of contingent consideration from acquisitions	(1)	(17)
Payment of offering costs	(417)	-
Payments for purchase and retirement of common stock	(559)	-
Proceeds from issuance of common stock	18	15
Net cash provided by financing activities	1,196	1,912
Net decrease in cash and cash equivalents	(67)	(145)
Cash and cash equivalents, beginning of period	386	509
Cash and cash equivalents, end of period	$319	$364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest	$203	$131
Cash paid for income taxes	$0	$1
Non-cash investing and financing activities
Property and equipment acquired under capital lease	$(1,330)	$(365)
Stock redemption for exercise of stock option	$139	$0
Issuance of notes payable for redemption of stock	$0	$(373)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business and Basis of Presentation

Nature of Business

Bowman Consulting Group Ltd. and its affiliates (“Bowman” or “we” or the “Company”) incorporated in the Commonwealth of Virginia on June 5, 1995 and reincorporated in the State of Delaware on November 13, 2020. Bowman is a professional services firm delivering innovative solutions to the marketplace of customers who own, develop and maintain the built environment. Within that arena, we provide planning, design, engineering, geomatics, survey, construction management, environmental consulting and land procurement services to markets that encompass the buildings in which people live, work and learn in, the systems that provide water, electricity and other vital services, and the roads, bridges, and transportation systems used to get from place to place. We provide services to customers through fixed-price and time-and-material based contracts containing multiple milestones and independently priced deliverables. Typically, contract awards are on a negotiated basis, ranging in value from a few thousand dollars to multiple millions of dollars and can have varying durations depending on the size, scope, and complexity of the project.

The Company’s workforce typically provides the full scope of engineering and other contract services. With respect to certain specialty services or other compliance requirements within a particular contract, however, we may engage third-party sub-consultants. The Company’s headquarters is located in Reston, VA and the Company has over 30 offices, throughout the United States.

Initial Public Offering

On May 11, 2021, we closed on our initial public offering (IPO), in which we issued and sold 3,690,000 shares of our common stock at $14.00 per share, resulting in net proceeds of $48.0 million after deducting underwriting discounts and commissions, but before expenses of the IPO.

On June 4, 2021, the underwriters exercised their option to purchase an additional 115,925 shares of the Company’s common stock at the public offering price of $14.00 per share, resulting in additional gross proceeds of approximately $1.6 million. After giving effect to this partial exercise of the overallotment option, the total number of shares sold by Bowman in its initial public offering increased to 3,805,925 shares and gross proceeds increased to approximately $53.3 million. The exercise of the over-allotment option closed on June 8, 2021, at which time the Company received net proceeds of approximately $1.5 million after underwriting discounts and commissions.

Deferred offering costs consist primarily of accounting, legal, and other fees related to our IPO. We capitalized $1.3 million of deferred offering costs within prepaid and other current assets in the consolidated balance sheet as of March 31, 2021.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in shareholders’ equity (deficit) and cash flows. The results of operations for the current period are not necessarily indicative of the results for the full year or the results for any future periods.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited combined financial statements and related footnotes included in our final prospectus dated May 6, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2. Significant Accounting Policies

The following is a summary of the significant accounting policies and principles used in the preparation of the condensed consolidated financial statements:

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is either not an emerging growth company or, an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

 Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contract with Customers (“ASC Topic 606”) provides a single comprehensive revenue recognition framework and supersedes almost all revenue recognition guidance including industry-specific revenue guidance. To determine the proper revenue recognition method under ASC Topic 606, the Company evaluates whether two or more contracts should be combined and accounted for as one single contract and if so, whether to account for the combined or single contract as more than one performance obligation. For most contracts, it is concluded that there is a single performance obligation because the promise to transfer individual goods or services is not separately identifiable from the commitment to the deliverable of the contract and, therefore, is not distinct.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the estimates and assumptions that were used.

 Concentration of Credit Risk and other Concentrations

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and accounts receivable.

Cash balances at various times during the year may exceed the amount insured by the Federal Deposit Insurance Corporation. The Company’s cash deposits are held in institutions whose credit ratings are monitored by management, and the Company has not incurred any losses related to such deposits.

The Company is subject to a concentration of credit risk with respect to outstanding accounts receivable. However the Company believes no such concentration existed during the three months ended March 31, 2021 or the year ended December 31, 2020. The Company’s customers are located throughout the United States. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.

 Fair Value Measurements

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) provides the framework for measuring and reporting financial assets and liabilities at fair value. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The codification establishes a three-level disclosure hierarchy to indicate the level of judgment used to estimate fair value measurements:

Level 1:Quoted prices in active markets for identical assets or liabilities as of the reporting date;

Level 2:Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices (such as interest rate and yield curves);

Level 3:Uses inputs that are unobservable, supported by little or no market activity and reflect significant management judgment.

As of March 31, 2021 and December 31, 2020:

•	The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short duration of these instruments;
•

The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local financial institutions for arrangements with similar terms to industry peers with comparable credit characteristics. Accordingly, the debt obligations involve Level 2 fair value inputs; and

•

The liability related to shares subject to repurchase is recognized at fair value using Level 3 inputs that were primarily determined based on the contractual settlement price as defined by the terms of the Company’s Shareholders’ Buy-Sell Agreement. For further discussion, see Note 16, Stock Bonus Plan.

Income Taxes

The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events recognized in the consolidated financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when the differences settle or become realized. Valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable or recoverable in the future.

 The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 28.0% and 25.0%. Exclusive of discrete items, the effective tax rate for the three months ended March 31, 2021 was 9.36%

The Company assesses uncertain tax positions to determine whether the position will more likely than not be sustained upon examination by the Internal Revenue Service (IRS) or other taxing authorities. If the Company cannot reach a more-likely-than-not determination, no benefit is recorded. If the Company determines that the tax position is more likely than not to be sustained, the Company records the largest amount of benefit that is more likely than not to be realized when the tax position is settled. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and certain states in which it operates. Based on the timing of the filing of certain tax returns, the Company’s federal income tax returns for tax years 2017 and after remain subject to examination by the U.S. Internal Revenue Service. The statute of limitations on the Company’s state income tax returns generally conforms to the federal three-year statute of limitations.

Segments

The Company operates in one segment based upon the financial information used by its chief operating decision maker in evaluating the financial performance of its business and allocating resources. The single segment represents the Company’s core business of providing engineering and related professional services to its customers.

Recently Issued Accounting Guidance

Accounting guidance not yet adopted

Leases. In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”) to increase transparency and comparability of accounting for lease transactions by requiring lessees to recognize the right-of-use assets and lease liabilities on the balance sheet and to disclose qualitative and quantitative information about lease transactions and enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The effective date of

ASU 2016-02 for the Company is January 1, 2022, with early adoption permitted. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements and related disclosures.

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) to replace the incurred loss impairment methodology under U.S. GAAP. This ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which could result in earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model will require the Company to use a forward-looking expected credit loss impairment methodology for the recognition of credit losses for financial instruments at the time the financial asset is originated or acquired, and require a loss be incurred before it is recognized. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The new standard will apply to accounts receivable, loans, and other financial instruments. This standard is effective for the Company beginning January 1, 2023. Adoption of ASU 2016-13 will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this ASU on our consolidated financial statements.

Goodwill. In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the carrying amount of the goodwill. ASU 2017-04 is effective for us beginning January 1, 2022. The Company does not expect the impact of this ASU to be material to its consolidated financial statements.

3. Earnings per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three months ended March 31, 2021 and 2020. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings of the Company. The Company uses the two-class method to determine earnings per share.

 For calculating basic earnings per share, for the three months ended March 31, 2020, the weighted average number of shares outstanding exclude 134,933 non-vested restricted shares and 49,147 unexercised substantive options. The computation of diluted earnings per share for the three months ended March 31, 2020 did not assume the effect of restricted shares or substantive options because the effects were antidilutive.

For calculating basic earnings per share, for the three months ended March 31, 2021, the weighted average number of shares outstanding exclude 691,038 non-vested restricted shares and 49,177 substantive options. The computation of diluted earnings per share for the three months ended March 31, 2021 did not assume the effect of restricted shares or substantive options because the effects were antidilutive.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 (in thousands except per share data):

	For the Three Months Ended March 31,
	2021	2020
Numerator
Net income	$981	$426
Earnings allocated to non-vested shares	124	14
Subtotal	$857	$412
Denominator
Weighted average common shares outstanding	5,083,470	5,584,321
Effect of dilutive nominal options	-	4,366
Effect of dilutive contingently earned shares	13,127	34,013
Dilutive average shares outstanding	5,096,597	5,622,700
Basic earnings per share	$0.17	$0.07
Dilutive earnings per share	$0.17	$0.07

4. Acquisitions

Business Combinations

KTA Group Inc. (KTA)

On January 4, 2021, the Company signed a purchase agreement to acquire KTA Group Inc., with an effective date of January 1, 2021. KTA is a mechanical, electrical and plumbing (MEP) engineering firm based in Herndon, VA. The Company paid total consideration of $3.4 million, which was comprised of 53,159 shares of common stock, at $12.80 per share, for a total of $0.7 million, plus $2.7 million in cash and a promissory note. The promissory note is a four year note with a 3.25% interest rate with equal quarterly payments beginning on April 1, 2021 and ending January1, 2025.

The acquisition of KTA allows Bowman to add electrical engineering to the group of core competencies thereby allowing the Company to cross sell to, and better serve, its renewable energy customers. In addition, KTA’s mechanical engineers bring the experience and expertise necessary to deliver plans and designs for building ventilation, indoor air quality monitoring and medical-grade air filtration.

The following summarizes the preliminary calculations of the fair values of KTA Group’s assets acquired and liabilities assumed as of the acquisition date (in thousands):

Total Purchase Price	$3,447
Purchase Price Allocation:
Contract assets	217
Property and equipment, net	453
Intangible Assets	871
Other assets	18
Accounts payable and other current liabilities	(240)
Contract liabilities	(416)
Total identifiable assets	$903
Goodwill	2,544
Net assets acquired	$3,447

The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of KTA Group’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

Identified intangible assets are comprised of customer relationships, contract rights and favorable leaseholds for a total amount of $0.9 million, to be amortized over an estimated useful life of 20 years, 3 years, and 9 years, respectively.

5. Disaggregation of Revenue and Contract Balances

Contracts are considered lump sum and evaluated for cost-basis percentage completion revenue calculation if any of the components of the contract are subject to fixed fee or unit pricing. As such, a contract containing a mix of hourly and fixed fee assignments may be characterized as one lump sum contract for purposes of ASC Topic 606. A contract must contain hourly billed components exclusively to qualify for the as-billed practical expedient in ASC Topic 606. For the three months ended March 31, 2021, the Company derived 91.6% of its revenue from contracts classified as lump sum, and 8.4% of its revenue from exclusively time and material contracts. The Company had approximately $94.8 million in remaining performance obligations as of March 31, 2021 of which it expects to recognize approximately 77% within the next twelve months and the remaining 23% thereafter.

The Company recognized $0.9 million of revenue for the three months ended March 31, 2021, which was included in the contract liabilities balance as of December 31, 2020, and $2.9 million of revenue for the three months ended March 31, 2020, which was included in the contract liabilities balance as of December 31, 2019.

6. Contracts in Progress

The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Costs incurred on uncompleted contracts	$123,572	$113,856
Estimated contract earnings in excess of costs	165,405	151,423
Estimated contract earnings to date	288,977	265,279
Less: billed to date	(283,526)	(260,142)
Net contract assets	$5,451	$5,137

7. Notes Receivable

The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. This balance is included as a part of other assets on the accompanying combined balance sheets. The following is a summary of these notes receivable (in thousands):

	March 31, 2021	December 31, 2020
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 3.25% - 5.5%. The notes receivable mature through December 2021.	$2,405	$2,479
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2023.	903	903
Total:	3,308	3,382
Less: current portion
Officers, employees and affiliates	(1,116)	(1,182)
Unrelated third party	-	-
Noncurrent portion	$2,192	$2,200

Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. During the three months ended March 31, 2021, interest accrued on the notes receivable at the stipulated rates between 3.25% and 5.50%.

8. Property and Equipment, Net

Property and equipment for fixed assets are as follows (in thousands):

	March 31, 2021	December 31, 2020
Computer equipment	$1,281	$1,276
Survey equipment	4,444	4,444
Vehicles	463	463
Furniture and fixtures	1,658	1,638
Leasehold improvements	6,363	5,887
Software	283	283
Fixed assets pending lease financing [1]	516	146
Total:	15,008	14,137
Less: accumulated depreciation	(10,081)	(9,912)
Property and Equipment, net	$4,927	$4,225

[1]assets acquired which will be re-financed under the Company's capital lease facilities

Depreciation expense for fixed assets for the three months ended March 31, 2021 and 2020 was $198 and $193, respectively.

Property and equipment for capital leased assets are as follows (in thousands):

	March 31, 2021	December 31, 2020
Equipment	$9,893	$8,590
Vehicles	3,821	3,825
Total:	13,714	12,415
Less: accumulated amortization on leased assets	(2,423)	(1,283)
Capital Leased Assets, net	$11,291	$11,132

Amortization expense for capital leased assets for the three months ended March 31, 2021 and 2020 was $1.2 million and $0.1 million, respectively.

9. Goodwill

The following is a summary of goodwill resulting from business acquisitions held by the Company at March 31, 2021 and December 31, 2020 (in thousands):

Goodwill
Balance as of December 31, 2020	$9,179
Acquisition - KTA Group, Inc.	2,544
Balance March 31, 2021	$11,723

10. Intangible Assets

Total intangible assets consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$1,479	$(429)	$1,050	$809	$(382)	$427
Contract rights	191	(155)	36	150	(150)	0
Leasehold	160	(4)	156	0	0	0
Non-complete agreement	137	(126)	11	137	(114)	23
Domain name	281	0	281	281	0	281
Licensing rights	400	0	400	400	0	400
Total	$2,648	$(714)	$1,934	$1,777	$(646)	$1,131

The domain name and licensing rights acquired during the year ended December 31, 2020 for a total of $0.7 million have indefinite useful lives.

The following table summarizes the weighted average useful lives of intangible assets by asset class used for straight-line expense purposes:

	March 31, 2021	December 31, 2020
Customer relationships	11.8	5.0
Contract rights	2.2	2.0
Leasehold	9.2	-
Non-compete agreement	3.0	3.0

Amortization expense for the three months ended March 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively.

Future amortization for the remainder of 2021 and for the succeeding years is as follows (in thousands):

2021	$183
2022	227
2023	165
2024	51
2025	51
Thereafter	576
Total	$1,253

11. Lines of Credit

In 2017, the Company entered into a credit agreement (the Credit Agreement) with Bank of America (the Bank) which included a revolving line of credit (the Revolving Line) and a non-revolving line of credit (the Fixed Line #1). The Revolving Line allowed for repayments and re-borrowings. The maximum advance was equal to the lesser of $12.4 million (the Credit Limit) or the Borrowing Base as defined in the Credit Agreement. The Borrowing Base is computed based upon a percentage of eligible receivables within each aging category under 120 days and is further refined for customer type. Receivables in excess of 120 days and those from related parties or affiliates are not considered to be eligible receivables for the Borrowing Base.

During the year ended December 31, 2019, the Credit Limit increased to $15.0 million. During the year ended December 31, 2019, a second non-revolving line of credit was established (Fixed Line #2). During the year ended December 31, 2020, the Company entered into an additional credit agreement with Bank of America (Facility #4). Both of these credit agreements contain certain cash flow related financial covenants including fixed charge coverage ratio, debt to EBITDA and adjusted debt to EBITDA, all of which the Company was in compliance with at March 31, 2021 and December 31, 2020.

The Revolving Line requires monthly payments of interest at the greater of the London Interbank Offered Rate (LIBOR) daily floating rate or 1.25% plus an applicable rate which varies between 2.35% and 2.95% based on the Company achieving certain leverage ratios as defined in the Credit Agreement. On March 31, 2021 and March 31, 2020, the interest rate was 3.60% and 2.99%, respectively. All outstanding principal is due upon expiration, which is July 31, 2021 unless the agreement is renewed, or an event of default occurs. The Revolving Line is reported as bank line of credit on the consolidated balance sheets.

Fixed Line #1 has a maximum advance of $1.0 million and does not allow for re-borrowings and is included in Notes Payable (see Note 12). Beginning October 1, 2017, the Company began paying interest on a monthly basis at a rate per year equal to LIBOR plus 2.75%. On March 31, 2021 and March 31, 2020, the interest rate was 2.86% and 3.74%, respectively. Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2018, the Company is obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in August 2023. On March 31, 2021 and December 31, 2020, the outstanding balance on Fixed Line #1 was $0.5 million and $0.5 million, respectively.

Fixed Line #2 has a maximum advance of $1.0 million and does not allow for re-borrowings and is included in Notes Payable (see Note 12). On April 1, 2020, the Company began paying interest monthly at a rate per year equal to LIBOR plus 2.00%. On March 31, 2021, the interest rate was 2.11%. Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2020, the Company is obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in September 2025. On March 31, 2021 and December 31, 2020, the outstanding balance on Fixed Line #2 was $0.9 million and $0.9 million, respectively.

Facility #4 is a term loan with a principal loan amount of $1.0 million and is included in Notes Payable (see Note 12). The loan is to be repaid over thirty-six months beginning April 13, 2020 through maturity on March 13, 2023. The payments consist of principal and interest in equal combined installments of $29,294. The interest rate on this loan is 3.49%. On March 31, 2021 and December 31, 2020, the outstanding balance on Facility #4 was $0.7 million and $0.8 million, respectively.

The Company secures its obligations under the Credit Agreement with substantially all assets of the Company. Fixed Line #1 is guaranteed by Gary Bowman, the Company’s Chairman and Chief Executive Officer (“Guarantor”). Obligations of the Company to the Guarantor and certain other shareholders of the Company are subordinated to the Company’s obligations under the Credit Agreement and Fixed Line loans. The Company must maintain, on a combined basis certain financial covenants defined in the Credit Agreement.

Interest expense on the Revolving and Fixed Lines totaled $0.1 million and $55,000 during the three months ended March 31, 2021 and 2020.

12. Notes Payable

Notes payable consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Related parties:
Shareholders - Interest accrues annually at rates ranging from 0.00% - 6.25%. The notes payable mature on various dates through October 2025.	$4,085	$2,202
Unrelated third parties:
Note payable for purchase of intangible asset	165	-
Fixed line notes payable - see note 11	2,041	2,219
Total	6,291	4,421
Less: current portion	(2,124)	(1,592)
Noncurrent portion	$4,167	$2,829

The Company’s chairman and Chief Executive Officer guarantees certain of the notes payable, and certain of the notes payable are subordinate to the terms of the Credit Agreement disclosed in Note 11.

Interest expense attributable to the notes payable totaled $44,000 and $47,000 for the three months ended March 31, 2021 and 2020, respectively.

Future principal payments on notes payable for remainder of 2021 and succeeding years are as follows (in thousands):

2021	$1,654
2022	1,800
2023	1,440
2024	1,037
2025	360
Total	$6,291

13. Stock Subscription Notes Receivable

Periodically, the Company offered certain key employees the opportunity to purchase shares of the Company’s common stock. Typically, the subscribed shares were financed by the Company and such shares were issued in the name of the subscriber with the Company retaining possession of, as well as a security interest in, all share certificates until such time as each promissory note is repaid by the subscriber. Promissory note payments include principal plus interest ranging from 3.25% to 4.75% or the Wall Street Journal prime rate. During the three months ended March 31, 2021 and 2020 the Company did not issue any new stock subscription notes receivable and received $34,000 and $0.1 million of principal payments from the subscriber, respectively.

On March 31, 2021 and December 31, 2020, seventeen shareholders owed the Company a combined total of $0.6 million and $0.6 million, respectively, in outstanding principal. These balances are reported as a reduction to shareholders’ equity on March 31, 2021 and December 31, 2020.

14. Related Party Transactions

The Company leases commercial office space from BCG Chantilly, LLC (BCC), an entity in which Mr. Bowman, Mr. Bruen and Mr. Hickey collectively own a 63.6% interest. As of March 31, 2021 and December 31, 2020 there were no amounts due to or receivables due from BCC. Rent expense for the three months ended March 31, 2021 and 2020 was $21,000 for both periods.

Bowman Lansdowne Development, LLC (BLD) is an entity in which Mr. Bowman, Mr. Bruen, Mr. Hickey have an ownership interest. On March 31, 2021 and December 31, 2020, the Company’s notes receivable included $0.5 million and $0.5 million, respectively, from BLD.

Lansdowne Development Group, LLC (LDG) is an entity in which BLD has a minority ownership interest. On March 31, 2021 and December 31, 2020, our accounts receivable included $0.1 million and $0.1 million, respectively, due from LDG. On March 31, 2021 and December 31, 2020, notes receivable included $0.4 million and $0.4 million, respectively from LDG.

Bowman Realty Investments 2010, LLC (BR10) is an entity in which Mr. Bowman, Mr. Bruen, Mr. Hickey have an ownership interest. On March 31, 2021 and December 31, 2020, the Company’s notes receivable included $0.2 million and $0.2 million, respectively, from BR10.

Alwington Farm Developers, LLC (AFD) is an entity in which BR10 has a minority ownership interest. On March 31, 2021 and December 31, 2020, notes receivable included $1.2 million and $1.2 million, respectively, from AFD.

During the three months ended March 31, 2021, and 2020, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $24,000 and $0, respectively. These entities were billed $29,000 and $0, respectively.

Bowman Realty Investments 2013 LLC (BR13) is an entity in which Mr. Bowman, Mr. Bruen, and Mr. Hickey have an ownership interest.

On March 31, 2021 and December 31, 2020, the Company was due $0.6 million and $0.6 million, respectively, from shareholders under the terms of stock subscription notes receivable.

On March 31, 2021 and December 31, 2020, the Company owed $0.3 million and $0.3 million, respectively, to a retired shareholder and former director in connection with a 2015 acquisition.

As of March 31, 2021 and December 31, 2020, the Company owed certain of our current and former shareholders $4.1 million and $2.2 million, respectively. The notes result from repurchases of stock from shareholders upon termination of employment and the promissory note issued to KTA Group Inc. as part of the KTA acquisition.

15. Stock Options

In 2001, the Company established the Bowman Consulting Group Ltd. Stock Option Plan (the Stock Option Plan), which allows for issuance of Incentive Stock Options (ISO) and Non-Qualified Stock Options (NQSO).

The number of shares for which each option shall be granted, whether or not the option is an ISO or NQSO, the option price, the exercisability of the option, and all other terms and conditions of the option are determined by the Board at the time the option is granted. The options generally vest over a period between two and five years.

For the three months ended March 31, 2021, no new option shares were granted.

A summary of the status of stock options exercised, including the substantive options discussed in Note 3, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at January 1, 2021	53,277	$5.87
Granted	-	-
Exercised	(29,500)	5.53
Expired or cancelled	-	-
Outstanding at March 31, 2021	23,777	$6.29

The following summarizes information about options outstanding and exercisable at January 1, 2021 and March 31, 2021:

	Options Outstanding and Exercisable
	Exercise Price	Total Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Total Exercisable
January 1, 2021	$6.37	53,277	4.5	$5.87	53,277
March 31, 2021	$6.74	23,777	5.0	$6.29	23,777

The intrinsic value of these options on March 31, 2021 and December 31, 2020 was $6.00 and $6.43, respectively.

The Company received cash payments of $18,424 from the exercise of options under the Stock Option Plan in the three months ended March 31, 2021.

The Company did not record any compensation costs related to stock options during the three months ended March 31, 2021.

As of March 31, 2021, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.

16. Stock Bonus Plan

Effective April 2003, the Company adopted the Bowman Consulting Group Ltd. Stock Bonus Plan (the Stock Bonus Plan), which allowed for the awarding of shares of common stock to employees. The Stock Bonus Plan was administered by the Board of Directors (the “Board”). The Board had sole discretion to establish the terms, restrictions, size, and type of award to be granted and to whom it will grant. The Board also periodically defined or restricted the maximum number of shares it awarded in each period.

During the three months ended March 31, 2021, the Board granted 49,383 shares. The shares have a vesting period of up to four years during which there are certain restrictions as defined by the Stock Bonus Plan and Stock Bonus Agreements. The grant date fair value of the Company’s shares, as determined by a third-party valuation and approved by the Board at the time of award was $12.80 per share.

The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2021	702,926	$12.80
Granted	49,383	12.80
Vested	(56,699)	12.80
Outstanding at March 31, 2021	695,610	$12.80

The following table represents the change in the liability to common shares subject to repurchase and the associated non-cash compensation expense for the three months ended March 31, 2021 and the year ended December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Beginning Balance	$842	$8,267
Non-cash compensation from ratable vesting	41	2,712
Non-cash compensation from change in fair value of liability	2	2,457
Other stock activity, net	516	(786)
Reclassification upon modification	0	(11,808)
Ending balance	$1,401	$842

As of March 31, 2021, the Company had 21,026 of unvested stock awards that vest between April 1, 2021 and December 31, 2024.

The future expense of the unvested awards for the remainder of 2021 and succeeding years is as follows (in thousands):

2021	$2,343
2022	2,071
2023	1,832
2024	951
Total	$7,197

17. Capital Leases

On September 30, 2020, the Company converted operating leases for equipment and vehicles to capital leases and recorded the associated equipment purchases and capital lease liability, current and non-current. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $0.4 million per month. We use the incremental borrowing rate on our revolving line of credit to calculate the present value on new leases.

Future minimum commitments under non-cancelable capital leases for the remainder of 2021 and succeeding years are as follows (in thousands):

2021	$3,218
2022	3,965
2023	2,723
2024	530
2025	30
Total minimum lease payments	$10,466
Less: amount representing interest	(943)
Present value of total net minimum lease payments	$9,523
Less: current portion of net minimum lease payments	(3,797)
Long-term portion of net minimum lease payments	$5,726

The above table is exclusive of the $1.9 million bargain purchase price associated with the $11.4 million total liability to capital leases as presented on the combined balance sheet.

18. Commitments and Contingencies

Operating leases

The Company leases office space, equipment and vehicles. The Company financed vehicles, certain IT and other equipment under the terms of three primary master lease agreements accounted for as operating leases until September 30, 2020, when the Company converted the equipment and vehicles to capital lease as referenced in Note 17. The Company now leases all equipment and vehicles under capital lease agreements and all office space under operating lease agreements. Rent, vehicle and equipment lease expense for the three months ended March 31, 2021 and 2020, was $1.4 million and $2.1 million, respectively.

Future minimum lease payments for the remainder of 2021 and for the succeeding years is as follows (in thousands):

2021	$4,284
2022	5,240
2023	4,080
2024	3,579
2025	3,099
Thereafter	7,106
Total	$27,388

19. Subsequent Events

The Company has evaluated subsequent events through June 14, 2021, the date that financial statements were issued.

On April 30, 2021, the Company’s board of directors declared a special dividend payable on May 4, 2021 to the holders of record of all issued and outstanding shares of common stock as of the close of business on May 4, 2021, in the amount of 29.5 shares of common stock for each share of common stock then outstanding. The accompanying financial statements and related notes and schedules to the financial statements give retroactive effect to the stock split for all periods and as of all dates presented.

On April 30, 2021, the Company’s board of directors approved a change in the par value of the Company’s common stock from $0.10 to $0.01. This change will be reflected on the Company’s June 30, 2021 financial statements.

On May 11, 2021 the Company completed its initial public offering, in which it issued and sold 3,690,000 shares of common stock at $14.00 per share, resulting in net proceeds of $48.0 million after deducting underwriting discounts and commissions. On June 4, 2021, the underwriters exercised their option to purchase an additional 115,925 shares of the Company’s common stock at the public offering price of $14.00 per share, resulting in additional gross proceeds of approximately $1.6 million. After giving effect to this partial exercise of the overallotment option, the total number of shares sold by Bowman in its initial public offering increased to 3,805,925 shares and gross proceeds increased to approximately $53.3 million. The exercise of the over-allotment option closed on June 8, 2021, at which time the Company received net proceeds of approximately $1.5 million after underwriting discounts and commissions. See Initial Public Offering in Note 1 for further details.

On January 1, 2021 the Company entered into an agreement with a current employee that contained put options for 47,348 shares of common stock at $12.80 per share in increments of 7,021 shares quarterly, commencing on February 15, 2021. The option expired 90 days post-closing of an IPO. These shares were classified as common shares subject to repurchase on the condensed consolidated balance sheet as of March 31, 2021. On May 15, 2021, the employee exercised the option to redeem 1,800 shares. Based on the closing of the IPO, the option expires prior to August 15, 2021, and as such, no future option tranches may be exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to several factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes, and other uncertainties, as well as those factors discussed elsewhere in this Quarterly Report on Form 10-Q, particularly in “Cautionary Statement about Forward-Looking Statements,” all of which are difficult to predict. Considering these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements, except to the extent required by applicable laws or rules. Unless the context otherwise requires, references to “Bowman,” the “company,” the “Company,” “we,” “us,” and “our” refer to Bowman Consulting Group Ltd., its wholly owned subsidiaries and combined entities under common control, or either or all of them as the context may require.

Overview

Bowman is a professional services firm delivering innovative engineering solutions to customers who own, develop and maintain the built environment. We provide planning, engineering, construction management, commissioning, environmental consulting, geomatics, survey, land procurement and other technical services to over 2,200 customers operating in a diverse set of end markets. We work as both a prime and sub-consultant for a broad base of public and private sector customers that generally operate in highly regulated environments.

We have a diversified business that is not dependent on any one service line, geographic region, or end market. We are deliberate in our efforts to balance our sources of revenue and avoid reliance on any one significant customer, service line, geography or end market concentration. Our strategic focus is on penetrating and expanding our presence in markets which best afford us opportunities to secure assignments that provide reoccurring revenue and multi-year engagements thus resulting in dependable and predictable revenue streams and high employee utilization. We limit our exposure to risk by providing professional and related services exclusively. We do not engage in general contracting activities either directly, or through joint ventures, and therefore have no related exposure. We are not a partner in any design-build construction projects. We carry no heavy equipment inventory, and our risk of contract loss is generally limited to time associated with fixed fee professional services assignments.

Gross contract revenue for the three months ended March 31, 2021 and 2020 was $31.8 million and $28.6 million, respectively, representing year over year growth of 11.2%.  Gross contract revenue derived from our workforce represented 90.8% and 86.4% of gross contract revenue for the three months ended March 31, 2021 and 2020, respectively (see Net service billing – non-GAAP below). Our adjusted EBITDA was $4.1 million on net income of $1.0 million and $1.6 million on net income of $0.4 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, we closed on the acquisition of KTA Group, successfully integrated their operations into ours, initiated cross-selling efforts, and began experiencing the long-term revenue synergies we believe are achievable.

COVID-19 Update

It is not possible at this time to estimate the full impact that COVID-19 will ultimately have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. We are evaluating, and will continue to evaluate, the impact of COVID-19 on projects, but the full effects COVID-19 will have on our operations are still unknown. As of the date of this Quarterly Report on Form 10-Q, we have not experienced any material financial distress resulting from the COVID-19 pandemic. We did not qualify for the PPP Loan program under the CARES Act. Included in accounts payable and accrued liabilities and other non-current obligations in the consolidated balance sheet as of March 31, 2021 is $2.5 million of deferred employer payroll taxes as afforded us under the CARES Act. The duration and extent of the impact from the COVID-19 pandemic depends on future developments and possible shelter-in-place orders that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, and the impact of these and other factors on our employees and clients.

Methods of Evaluation

We use a variety of financial and other information in monitoring the financial condition and operating performance of our business. Some of the information we use to evaluate our operations is financial information that is in accordance with generally accepted accounting principles (GAAP), while other information may be financial in nature and either built upon GAAP results or may not be in accordance with GAAP (Non-GAAP). We use all of this information together for planning and monitoring our operations, as well as determining certain management and employee compensation.

The Company operates as a single business segment represented by our core business of providing multi-disciplinary professional engineering solutions to customers. While we evaluate revenue and other key performance indicators relating to various divisions of labor, our leadership neither manages the business nor deliberately allocates resources by service line, geography, or end market. Our financial statements present results as a single operating segment.

Components of Income and Expense

Revenue

We generate revenue from services performed by our employees, pass-through fees from sub-consultants, and reimbursable contract costs. On our consolidated financial statements, we report gross revenue, which represents total revenue billed to customers excluding taxes collected from customers. Gross revenue less revenue derived from pass-through sub-consultant fees, reimbursable expenses and other direct expenses represents our net service billing, or that portion of our gross revenue attributable to services performed by our employees. Our industry uses the calculation underlying net service billing to normalize peer performance assessments and provide meaningful insight into trends over time. Refer to — Other Financial Data, Non-GAAP measurements and Key Performance Indicators below for further discussion of the use of this Non-GAAP financial measure.

We generally do not make profit from the pass-through of sub-consultants and reimbursable expenses. As such, contract profitability is most heavy impacted by the mix of labor utilized to complete the tasks and the efficiency of those resources in completing the tasks. Our largest direct contract cost is consistently our labor. To grow our revenue and maximize overall profitability we carefully monitor and manage our fixed cost of labor and the utilization thereof. Maintaining an optimal level of utilization on a balanced pool of growing labor resources represents our greatest prospect for delivering increasing profitability.

Our contracts with customers contain two types of pricing characteristics:

Hourly, also referred to as time and materials, are common for professional and technical consulting assignments both short-term and multi-year in duration. Under these types of assignments, there is no predetermined maximum fee and as such, we generally experience no risk associated with our ability to bill for all hours expended. We negotiate billing rates and charge our customers based upon the actual hours expended toward a deliverable. These assignments may have not-to-exceed parameters requiring us to receive additional authorizations from our customer to continue working, but we likewise do not have to continue working without assurances of payment for such additional work. Hourly assignments represented approximately $9.5 million and $12.6 million or 30% and 44% of our gross contract revenue for the three months ended March 31, 2021 and 2020, respectively.

Lump sum, also referred to as fixed fee, typically require the performance of some, or all, of the obligations under the assignment for a specified amount, subject to price adjustments only if the scope of the project changes or unforeseen requirements arise. Our fixed fee assignments generally include a specific scope of work and defined deliverables. The majority of our assignments are lump sum in nature representing approximately $22.3 million and $16.0 million or 70% and 56% of our gross contract revenue for the three months ended March 31, 2021 and 2020, respectively. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that is performed at risk with no documented customer commitment.

Contract Costs

Contract costs consists of direct payroll costs, sub-consultant costs and other direct expenses exclusive of depreciation and amortization.

Direct payroll costs represent the portion of salaries and wages incurred in connection with the production of deliverables under customer assignments and contracts. Direct payroll costs include allocated fringe costs (i.e. health benefits, employer payroll taxes, and retirement plan contributions), paid leave and incentive compensation.

Sub-consultants and direct expenses include both sub-consultants and other outside costs associated with performance under our contracts. Sub-consultant and direct costs are generally reimbursable by our customers under the terms of our contracts.

Performance under our contracts does not involve significant machinery or other long term depreciable assets. Most of the equipment we employ involves desktop computers and other shared ordinary course IT equipment. We present direct costs exclusive of depreciation and amortization and as such we do not present gross profit on our consolidated financial statements.

Operating Expense

Operating expenses consists of selling, general and administrative costs, non-cash stock compensation, depreciation and amortization and settlements and other non-core expenses.

Selling, general and administrative expenses represent corporate and other general overhead expenses, salaries and wages not allocated to customer projects including management and administrative personnel costs, incentive compensation, personal leave, office lease and occupancy costs, legal, professional and accounting fees.

Non-cash stock compensation represents the expenses incurred with respect to shares and options issued by the Company, both vested and unvested, to employees as long-term incentives. For the three months ended March 31, 2021 and 2020, non-cash stock compensation was determined by the change in the fair market measurement of the liability to common shares subject to repurchase. Non-cash stock compensation cost for permanent equity will be the grant date fair value of the awards, or the Black-Sholes-Merton value of stock options on the grant date, recognized ratably over the vesting periods of each award. Future non-cash stock compensation expense for unvested shares awarded prior to December 31, 2020 is based on a $12.80 per share fair value on the date of modification. Stock awards will continue to be an important part of our long-term retention and rewards philosophy.

Depreciation and amortization represent the depreciation and amortization expense of our property and general IT equipment, capital lease assets, tenant improvements and intangible assets.

(Gain) loss on sale represents gains or losses inclusive of foreign exchange and accumulated depreciation recapture resulting from the disposal of an asset upon the sale or retirement of such asset.

Other (Income) Expense

Other (income) expense consists of other non-operating and non-core expenses.

Tax Expense

Income tax (benefit) expense, current and deferred, includes estimated federal, state and local tax expense associated with our net income, as apportioned to the states in which we operate. Estimates of our tax expense include both current and deferred tax expense along with all available tax incentives and credits.

Other Financial Data, Non-GAAP Measurements and Key Performance Indicators

Backlog

We measure the value of our undelivered gross revenue in real time to calculate our backlog and predict future revenue. Backlog includes awarded, contracted and otherwise secured commitments along with revenue we expect to realize over time for predictable long-term and reoccurring assignments. We report backlog quarterly as of the end of the last day of the reporting period. We use backlog to predict revenue growth and anticipate appropriate future staffing needs. Backlog definitions and methods of calculation vary within our industry. As such, backlog is not a reliable metric on which to evaluate us relative to our peers. Backlog neither derives from, nor connects to, any GAAP results.

Net Service Billing

In the normal course of providing services to our customers, we routinely subcontract services and incur direct third-party contract expenses that may or may not be reimbursable and may or may not be billed to customers with mark-up. Gross revenue less revenue derived from pass-through sub-consultant fees and reimbursable expenses represents our net service billing, which is a non-GAAP financial measure, or that portion of our gross contract revenue attributable to services performed by our employees. Because the ratio of sub-contractor and direct expense costs to gross billing varies between contracts, gross revenue is not necessarily indicative of trends in our business. As a professional services company, we believe that metrics derived from net service billings more accurately demonstrate the productivity and profitability of our workforce. Our industry uses the calculation of net service billing to normalize peer performance assessments and provide meaningful insight into trends over time.

Adjusted EBITDA

We view Adjusted EBITDA, which is a non-GAAP financial measure, as an important indicator of normalized performance. We define Adjusted EBITDA as net income before interest expense, income taxes and depreciation and amortization, plus discontinued expenses, legal settlements and other costs not in the ordinary course of business, non-cash stock-based compensation (inclusive of expenses associated with the adjustment of our liability for common shares subject to redemption), and other adjustments such as costs associated with preparing for our IPO. Our peers may define Adjusted EBITDA differently.

Adjusted EBITDA Margin, net

Adjusted EBITDA Margin, net, which is a non-GAAP financial measure, represents Adjusted EBITDA, as defined above, as a percentage of net service billings, as defined above.

Results of Operations

Combined results of operations

The following represents our condensed consolidated results of operations for periods indicated (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Gross contract revenue	$31,802	$28,611
Contract costs (exclusive of depreciation and amortization)	16,156	15,530
Operating expense	14,151	12,374
Income from operations	1,495	707
Other (income) expense	205	(9)
Income tax expense	309	290
Net income	$981	$426
Net income margin	3.1%	1.5%
Other financial information [1]
Net service billing	$28,868	$24,733
Adjusted EBITDA	4,086	1,589
Adjusted EBITA margin, net	14.2%	6.4%

[1]	Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below in results of operations.

Three Months Ended March 31, 2021 as compared to the three months ended March 31, 2020

Gross Contract Revenue

Gross contract revenue for the three months ended March 31, 2021 increased $3.2 million or 11.2% to $31.8 million as compared to $28.6 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, gross contract revenue attributable to work performed by our workforce increased $4.2 million, or 17.0% to $28.9 million or 90.8% of gross contract revenue as compared to $24.7 million or 86.4% for the three months ended March 31, 2020 (see Net service billing – non-GAAP).

Changes in gross contract revenue (“GCR”) disaggregated between our core and emerging end markets were as follows (in thousands other than percentages):

	For the Three Months Ended March 31,
Consolidated Gross Contract Revenue	2021	%GCR	2020	%GCR	Change	% Change
Communities, homes & buildings	$21,037	66.2%	$16,437	57.5%	$4,600	28.0%
Transportation	4,122	13.0%	4,882	17.1%	(760)	(15.6%)
Power & Utilities	5,045	15.8%	5,712	19.9%	(667)	(11.7%)
Other emerging markets [1]	1,598	5.0%	1,580	5.5%	18	1.1%
Total:	$31,802	100.0%	$28,611	100.0%	$3,191	11.2%

Organic and Acquired Gross Contract Revenue	2021	%GCR	2020	%GCR	Change	% Change
Organic	$29,879	94.0%	$28,611	100.0%	$1,268	39.7%
Acquired	1,923	6.0%	-	0.0%	1,923	60.3%
Total:	$31,802	100.0%	$28,611	100.0%	$3,191	100.0%

[1] represents Renewable Energy, Mining, Water Resources and other

For the three months ended March 31, 2021, gross revenue from communities, homes and buildings (“CHB”) market increased $4.6 million as compared to the three months ended March 31, 2020. The increase is attributable to $1.9 million of gross revenue from the acquisition of KTA Group, the majority of which was commercial office related, $1.9 million of residential and mixed-use projects, and $0.8 million from commercial, municipal and other projects. As the U.S. economy recovers from the COVID-19 pandemic, we are experiencing continued expansion of demand for our CHB services. We continue to maintain a positive outlook on this market and expect it to represent most of our gross revenue for the remainder of 2021.

For the three months ended March 31, 2021, revenue from transportation decreased $0.8 million as compared to the three months ended March 31, 2020. The decrease in gross revenue from the transportation market is primarily the result of weather-related delays on a construction management project in Illinois and a combination of both increases and decreases across multiple clients and projects, none of which on its own is indicative of a meaningful trend with respect to our transportation business overall.  Increasing investment in the construction of new infrastructure and the maintenance of aging infrastructure continues to drive demand for our transportation engineering and construction management services. We believe the transportation market presents significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, and business development resources for this market.

For the three months ended March 31, 2021, revenue from power and utilities decreased $0.7 million as compared to the three months ended March 31, 2020.  The decrease in gross contract revenue from the power and utilities market is primarily the result of reduced activity on a multi-year pipeline replacement program in Arizona and weather interruptions on a gas pipeline identification program in Ohio, offset by increases in multi-year undergrounding and other gas pipeline maintenance assignments. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. We believe trends in this market provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.

Our emerging markets consist of renewable energy and energy efficiency, mining, water resources, and other natural resources services. For the three months ended March 31, 2021, revenue from emerging markets remained effectively unchanged as compared to the three months ended March 31, 2020. Increases in emerging market revenue from solar energy and battery storage assignments was offset by reductions in mining revenue. Our mining services have specialized in copper mining, the demand for which is cyclical in nature and was negatively impacted by the COVID-19 pandemic. Given forecasted increases in demand for copper and the reduced impact of the COVID-19 pandemic on mining operators, we expect this market to grow over the next few years. Scarcities in water resources and the increasing need for water management gives us confidence that the water resources market will likewise grow and that we will be able to increase associated revenue accordingly. With the acquisition of KTA, we expect to experience continued growth from investment in renewable energy and energy transition.

For the three months ended March 31, 2021 and 2020, public sector customers, defined as public agencies or governmental authorities, represented 14.0% and 16.3% of our gross contract revenue, respectively. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.

Contract costs (exclusive of depreciation and amortization)

Total contract costs, exclusive of depreciation and amortization, increased $0.7 million or 4.5% to $16.2 million for the three months ended March 31, 2021 as compared to $15.5 million for the three months ended March 31, 2020. Total contract costs represented 50.8% and 54.3% of total contract revenue, respectively.

Direct payroll costs increased $1.5 million or 12.8% to $13.2 million for the three months ended March 31, 2021 as compared to $11.7 million for the three months ended March 31, 2020. Direct payroll accounted for 81.8% of total contract costs for the three months ended March 31, 2021, an increase of 6.8 percentage points as compared to 75.0% for the three months ended March 31, 2020.

Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $0.4 million or 4.2% to $9.9 million for the three months ended March 31, 2021 as compared $9.5 million for the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, direct payroll costs represented 31.1% and 33.1% of gross contract revenue, respectively and represented 34.3% and 38.5% of the revenue attributable to our workforce, respectively.

Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $1.1 million or 50.0% to $3.3 million as compared to $2.2 million. This increase includes an increase of $0.7 million in the cost of non-cash stock compensation to $0.5 million for the three months ended March 31, 2021 as compared to a benefit of $0.2 million for the three months ended March 31, 2020. The benefit generated from non-cash stock compensation expense for the three months ended March 31, 2020 is primarily a result of a reduction in the discount rates used to calculate the net present value of the repurchase liability, which resulted in a reduction of the liability and a negative expense, or benefit, for the three months ended March 31, 2020.

Sub-consultants and other direct expenses decreased $1.0 million or (25.6%) to $2.9 million for the three months ended March 31, 2021 as compared to $3.9 million for the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, sub-consultant and other expenses represented 9.2% and 13.6% of gross contract revenue, respectively. This decrease is not indicative of a sustained shift in the composition of our gross contract revenue.

Operating Expense

Total operating expense increased $1.8 million or 12.6% to $14.2 million for the three months ended March 31, 2021 as compared to $12.4 million for the three months ended March 31, 2020.

Selling, general and administrative expenses increased $0.6 million or 4.7% to $12.7 million as compared to $12.1 million. Non-cash stock compensation increased $0.9 million or 300.0% to a $0.6 million expense as compared to $0.3 million benefit. The benefit generated from non-cash stock compensation expense for the three months ended March 31, 2020 is primarily a result of a reduction in the discount rates used to calculate the net present value of the repurchase liability, which resulted in a reduction of the liability and a negative expense, or benefit, for the three months ended March 31, 2020.

Depreciation and amortization increased $1.1 million or 366.7% to $1.4 million as compared to $0.3 million as a result of the conversion of our equipment and vehicle operating leases to capital leases on September 30, 2020. Gains on the sale of certain IT equipment and automobiles remained unchanged for the three months ended March 31, 2021 at less than $0.1 million of gain on the disposal of such assets.

Other (Income) Expense

Other (income) expense changed by $0.2 million to $0.2 million of expense for the three months ended March 31, 2021 as compared to a $9,000 of income for the three months ended March 31, 2020. Income derived from incentives and rebates decreased by $0.1 million and interest expense increased by $0.1 million.

Income Tax Expense

Income tax expense was unchanged at $0.3 million for the three months ended March 31, 2021 and 2020. For the three months ended March 31, 2020 we were a cash basis taxpayer, which affects the timing of the payment of tax but not the expense of tax. Our effective tax rate for the three months ended March 31, 2021 decreased by 15.6 percentage points to 9.4% as compared to 25.0% for the three months ended March 31, 2020.  This reduction in effective rate is primarily associated with the change in non-cash stock expense from a benefit to an expense as detailed above and an estimated $1.2 million research and development tax credit earned by the Company for work performed at risk.

Income Before Tax and Net Income

Income before tax expense increased by $0.6 million or 46.2% to $1.3 million for the three months ended March 31, 2021 as compared to $0.7 million for the three months ended March 31, 2020. Net income increased by $0.6 million or 60.0% to $1.0 million for the three months ended March 31, 2021 as compared to $0.4 million for the three months ended March 31, 2020. Changes in net income are consistent with increases in gross contract revenue and the percentage of revenue derived from work performed by our workforce.

Other financial information and Non-GAAP key performance indicators

Net service billing (non-GAAP)

Net service billing increased $4.2 million or 14.3% to $28.9 million for the three months ended March 31, 2021 as compared to $24.7 million for the three months ended March 31, 2020. Net service billing reconciles to gross revenue in thousands as follows:

	For the Three Months Ended March 31,
	2021	2020
Gross revenue	$31,802	$28,611
Less: sub-consultants and other direct expenses	2,934	3,878
Net services billing	$28,868	$24,733

Net service billing increased by 4.4 percentage points to 90.8% of gross contract revenue for the three months ended March 31, 2021 as compared to 86.4% for the three months ended March 31, 2020. This increase reflects a shift in contract mix and was positively affected by KTA’s 98.2% net service billing ratio to gross contract revenue.

Because sub-consultants and reimbursable expenses are most often pass-through items with little or no mark-up, they generally have a dilutive effect on gross, operating, and net margins while having little accretive effect on profitability. As such, where possible, we focus our resources and business development efforts principally on increasing revenue derived from our own workforce.  Management primarily focusses its internal performance metrics on net service billing.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA increased $2.5 million or 61.1% to $4.1 million for the three months ended March 31, 2021 as compared to $1.6 million for the three months ended March 31, 2020. Adjusted EBITDA reconciles to net income in thousands as follows:

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net Income	$981	$426	$555	56.61%
+ interest expense	219	149	70	32.0%
+ depreciation & Amortization	1,428	320	1,108	77.6%
+ tax expense	309	290	19	6.1%
EBITDA	$2,937	$1,185	$1,752	59.7%
+ non-reoccurring operating lease rent	-	947	(947)	-100.0%
+ non-cash stock compensation	1,149	(543)	1,692	147.3%
Adjusted EBITDA	$4,086	$1,589	$2,497	61.1%
Adjusted EBITDA margin, net	14.2%	6.4%	7.7%	54.6%

For the three months ended March 31, 2021, and 2020, adjusted EBITDA includes $1.1 and ($0.5) million, respectively, relating to non-cash stock compensation expenses resulting from the vesting of restricted stock awards.  For the three months ended March 31, 2020, adjusted EBITDA includes $2.5 million relating to non-reoccurring lease expenses. On September 30, 2020, we refinanced our outstanding operating leases with TCF Bank and Enterprise Leasing to capital leases (see Credit Facilities and Other Financing herein). Accordingly, we increased our short- and long-term capital lease debt and eliminated all future rent expense relating to these operating leases. To present a meaningful representation of the impact of the new capital leasing structure on our consolidated financial results, and normalize the presentation of EBITDA, we added the non-reoccurring operating lease expenses to adjusted EBITDA for the three months ended March 31, 2020.

Adjusted EBITDA Margin, net (non-GAAP)

Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the three months ended March 31, 2021 and 2020, adjusted EBITDA Margin, net was 14.2% and 6.4% respectively. Adjusted EBITDA margin, net for the three months ended March 31, 2020 was negatively impacted by the non-cash stock compensation benefit described above.

Backlog (other key performance metrics

Our backlog increased $3.0 million or 2.0% to $116.0 million during the three months ended March 31, 2021 as compared to $113.0 million at December 31, 2020. At, March 31, 2021 and December 31, 2020 our backlog was comprised as follows:

	March 31, 2021	December 31, 2020
Communities, homes & buildings	44%	43%
Transportation	21%	28%
Power & Utilities	29%	25%
Other emerging markets	6%	4%

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our credit facility, lease financing and proceeds from stock sales. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition related payments. Prior to September 30, 2020, we typically funded capital expenditures for vehicles, IT and design infrastructure, geomatics technology and field survey production equipment through operating lease facilities. On September 30, 2020, we refinanced our primary operating leases to capital leases. Our two primary lease finance providers are TCF Bank and Enterprise Leasing.  We regularly monitor our capital requirements and believe our sources of liquidity, including existing cash, cash flow from operations, borrowing availability under our credit and lease facilities, and proceeds from our subsequently closed initial public offering on May 11, 2021 will be sufficient to fund our projected cash requirements and strategic initiatives for the next year.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended March 31,
Consolidated Statement of Cash Flows ($ in 000's)	2021	2020
Net cash provided by (used in) operating activities	$45	$(1,516)
Net cash provided by (used in) investing activities	(1,308)	(541)
Net cash provided by (used in) financing activities	1,196	1,912
Change in cash, cash equivalents and restricted cash	(67)	(145)
Cash and cash equivalents, end of period	319	364

Operating Activities

During the three months ended March 31, 2021, net cash provided by operating activities was $45,000, which primarily consisted of our $1.0 million net profit, adjusted for stock-based compensation expense of $1.1 million and depreciation and amortization of $1.4 million, offset by a net cash outflow of $3.6 million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $3.6 million increase in accounts receivable resulting from increased billing to our clients and a $0.5 million increase in contract assets and liabilities, partially offset by a $0.7 million increase in accounts payable and accrued expense.

During the three months ended March 31, 2020, net cash used in operating activities was $1.5 million, which primarily consisted of our $0.5 million net profit, adjusted for stock-based compensation benefit of $0.5 million and depreciation and amortization of $0.3 million, offset by a net cash outflow of $2.1 million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $3.1 million increase in accounts receivable due to increased billing to our clients and a $1.8 million decrease in accounts payable and accrued expense, partially offset by a $1.9 million decrease in contract assets and liabilities and a $0.8 million decrease in prepaid expense.

Investing Activities

Net cash used in investing activities increased by $0.8 million to $1.3 million for the three months ended March 31, 2021 as compared to $0.5 million for the three months ended March 31, 2020. The increase in net cash used for investing is primarily attributable to the KTA acquisition inclusive of $0.6 million cash paid to the sellers in connection with the closing. Additional uses of cash in investing activities during the three months ended March 31, 2021 included the purchase of $0.4 million of property and equipment for operations, representing approximately 1.4% of gross contract revenue.

Financing Activities

Net cash provided by financing activities decreased by $0.7 million to $1.2 million for the three months ended March 31, 2021 as compared to $1.9 million for the three months ended March 31, 2020. The decrease in net cash provided from financing is primarily attributable to a $3.1 million in net borrowing under our revolving and fixed lines of credit, offset by $1.0 million in payments under capital lease facilities, $0.4 million used for payment of offering costs associated with our initial public offering and $0.5 million for the net issuance, purchase and retirement of common stock.

Credit Facilities and Other Financing

On March 31, 2021, we maintained a $17.0 million revolving credit facility with Bank of America, our primary lender. Under the terms of credit facility, available cash in our primary operating account sweeps against the outstanding balance every evening. As of March 31, 2021, our cash on hand generally consisted of petty cash and other non-operating funds not included in the nightly sweep. The availability under the revolving credit facility is reset monthly based on an eligible accounts receivable borrowing base, as defined in the credit agreement. We generally have full availability under the revolving credit facility. A detailed history of the credit facility is described in our Form 424B4 prospectus filed with the Securities and Exchange Commission dated May 11, 2021. The revolving credit facility is due to be renewed in July 2021.  We have initiated discussions with our lender, and we anticipate that the revolving credit facility will renew on favorable terms.

We have master lease facilities with TCF Bank and Enterprise Leasing. The TCF Bank lease facility finances our acquisition of IT infrastructure, geomatics and survey equipment, furniture and other long-lived assets. The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. We maintain a fleet of approximately 200 vehicles at any given time. Both leasing facilities allow for both operating and capital leasing. We treat operating lease payments as rental expenses included in selling, general and administrative expenses and allocate capital lease payments between amortization and interest.  On September 30, 2020, we converted our TCF and Enterprise operating leases to capital leases and recorded the associated equipment purchases and capital lease liability, current and non-current. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $0.4 million per month. We use the incremental borrowing rate on our revolving line of credit, to calculate the present value on new leases.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

Critical Accounting Policies and Estimates

We use estimates in the determination of certain financial results. Estimates used in financial reporting utilize only information available to us at the time of formulation. These estimates are subject to change as new information becomes available.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies relating to the use of estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus filed with the SEC dated May 6, 2021.

Cautionary Statement about Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q, contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/ or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “could” or the negative of such terms or similar expressions. The absence of these words does not mean that a statement is not forward-looking. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q.

These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Important factors that could cause such differences include:

•	We engage in a highly competitive business. If we are unable to compete effectively, we could lose market share and our business and results of operations could be negatively impacted;
•	Our continued success is dependent upon our ability to hire, retain and utilize qualified personnel;
•

Our profitability could suffer if we are not able to maintain adequate utilization of our workforce due to slowdowns in the economy, reduced demand for our services or the impact of the COVID-19 pandemic;

•	If we are unable to integrate acquired businesses successfully, our business could be harmed;
•	We cannot assure you that we will achieve synergies and cost savings in connection with prior or future acquisitions;
•	Demand from clients is cyclical and vulnerable to economic downturns. If the economy weakens or client spending declines, our financial results may be impacted;
•

Construction, roadway, mining, and maintenance sites are inherently dangerous workplaces. If we, the owner, or others working at such sites fail to maintain safe work conditions, we can be exposed to significant financial losses and reputational harm, as well as civil and criminal liabilities;

•	Our services expose us to significant risks of liability, and our insurance policies may not provide adequate coverage;
•	We cannot assure you that we will renew our revolving credit facility on favorable terms;
•

The contracts in our backlog may be adjusted, cancelled or suspended by our clients and, therefore, our backlog is not necessarily indicative of our future revenues or earnings. Additionally, even if fully performed, our backlog is not a good indicator of future gross profit;

•

The nature of our contracts, particularly those that are fixed price, subject us to risks of cost overruns. We may experience reduced profits or, in some cases, losses if costs increase above budgets or estimates or if the project experiences schedule delays;

•	Governmental agencies may modify, curtail or terminate our contracts at any time prior to their completion and, if we do not replace them, we may suffer a decline in revenue;
•

Our failure to comply with a variety of complex procurement rules and regulations could damage our reputation and result in our being liable for penalties, including termination of our government contracts, disqualification from bidding on future government contracts and suspension or debarment from government contracting;

•	We are dependent on third parties to complete certain elements of our contracts;
•	Our quarterly results may fluctuate significantly, which could have a material negative effect on the price of our common stock;
•

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock;

•	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud;
•

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management;

Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except to the extent required by applicable laws or rules. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor of our business or to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. As of the date of this Quarterly Report on Form 10-Q, we are not party to any litigation, the outcome of which if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial position.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2021, we issued the following securities that were not registered under the Securities Act:

In January 2021, we issued 53,159 shares of our common stock as partial consideration for our acquisition of KTA Group, Inc. For a description of this acquisition, see Note 4, Acquisitions, appearing in Part I of this Quarterly Report on Form 10-Q.

In January 2021, we issued 49,383 shares of restricted stock units to employees under our Stock Bonus Plan. For further details, see Note 16, Stock Bonus Plan, appearing in Part I of this Quarterly Report on Form 10-Q.

In March 2021, we issued 10,768 shares of our common stock in connection with the exercise of nominal stock options previously granted under our Stock Option plan. For further details, see Note 15, Stock Options, appearing in Part I of this Quarterly Report on Form 10-Q.

These shares were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering as well as reliance upon Rule 701 as the issuances under the Stock Option Plan and Stock Bonus Plan were pursuant to compensatory benefit plans or contracts relating to compensation as provided by such rule.

None of these transactions involved any underwriters, underwriting discounts or commissions.

Use of Proceeds

On May 11, 2021, we closed our IPO, in which we sold 3,690,000 of our common stock at $14.00 per share resulting in net proceeds of $48.0 million after deducting underwriting discounts and commissions. The offer and sale of the shares in our IPO were registered under the Securities Act on Form S-1 (File No. 333-255076) which was declared effective by the SEC on May 6, 2021.

On June 4, 2021, the underwriters exercised their option to purchase an additional 115,925 shares of the Company’s common stock at the public offering price of $14.00 per share, resulting in additional gross proceeds of approximately $1.6 million. After giving effect to this partial exercise of the overallotment option, the total number of shares sold by Bowman in its initial public offering increased to 3,805,925 shares and gross proceeds increased to approximately $53.3 million. The exercise of the over-allotment option closed on June 8, 2021, at which time the Company received net proceeds of approximately $1.5 million after underwriting discounts and commissions.

We utilized a portion of our net proceeds to satisfy our obligation under our revolving line of credit and to pay expenses associated with the offering. We expect to use the remaining net proceeds for general corporate purposes, including organic expansion and the funding of potential acquisitions.

The shares and proceeds from our IPO are not reflected in the consolidated financial statements as of and for the three months ended March 31, 2021.

Issuer Purchase of Equity Securities

The following table summarizes the purchases of shares of our common stock made by us during the three months ended March 31, 2021 (in thousands, except share data and average price per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/21 - 1/31/21	-	-	-	-
2/1/21 - 2/28/21	27,730	12.80	-	-
3/1/21 - 3/31/21	55,578	12.73	-	-

We repurchased 28,526 shares of common stock which were tendered by employees to satisfy required tax withholding obligations arising from the vesting of restricted shares of common stock and 10,945 shares of common stock were repurchased from employees to satisfy the exercise price of stock options exercised under the Stock Option Plan. In satisfaction of our obligations upon exercise of outstanding put options we repurchased 4,720 shares of our common stock. We repurchased 39,117 shares of our common stock at $12.74 per share from Klines Mill Developers II, LLC, which is a company owned by Gary Bowman, our Chairman and Chief Executive Officer and other members of his family.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.15*	Form of 2021 Restricted Stock Award Agreement for Named Executive Officers for use under the Bowman Consulting Group Ltd 2021 Omnibus Equity Incentive Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101:	XBRL.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
*+	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWMAN CONSULTING GROUP LTD.

Date: June 14, 2021	By:	/s/ Gary Bowman
Gary Bowman
President, CEO and Chairman (Principal Executive Officer)

Date: June 14, 2021	By:	/s/ Bruce Labovitz
Bruce Labovitz
Chief Financial Officer (Principal Financial Officer)