Form 10-Q
period 2021-06-30
Bowman Consulting Group Ltd.
filed 2021-08-12
CIK 1847590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40371

BOWMAN CONSULTING GROUP LTD.

(Exact Name of Registrant as Specified in its Charter)

Delaware	54-1762351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12355 Sunrise Valley Drive, Suite 520 Reston, Virginia	20191
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 464-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BWMN	The Nasdaq Global Market

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

As of August 12, 2021, the registrant had 11,132,960 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash and equivalents	$38,545	$386
Accounts Receivable, net	33,323	24,183
Contract assets	7,538	7,080
Notes receivable - officers, employees, affiliates, current portion	1,117	1,182
Prepaid and other current assets	3,406	2,271
Total current assets	83,929	35,102
Non-Current Assets
Property and equipment, net	16,843	15,357
Goodwill	11,723	9,179
Notes receivable	903	903
Notes receivable - officers, employees, affiliates, less current portion	1,281	1,297
Other intangible assets, net	1,865	1,131
Other assets	736	669
Total Assets	$117,280	$63,638
LIABILITIES AND EQUITY
Current Liabilities
Bank line of credit	-	3,481
Accounts payable and accrued liabilities, current portion	18,140	12,203
Contract liabilities	1,914	1,943
Notes payable, current portion	2,093	1,592
Deferred rent, current portion	680	619
Capital lease obligation, current portion	4,089	3,495
Total current liabilities	26,916	23,333
Non-Current Liabilities
Other non-current obligations	1,243	1,244
Notes payable, less current portion	3,717	2,829
Deferred rent, less current portion	4,226	4,278
Capital lease obligation, less current portion	7,904	7,503
Deferred tax liability, net	5,133	6,472
Common shares subject to repurchase	7	842
Total liabilities	$49,146	$46,501
Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 30,000,000 shares authorized; 13,273,673 shares issued and 11,092,245 outstanding, and 7,840,244 shares issued and 5,744,594 outstanding, respectively	133	2
Additional paid-in-capital	110,218	58,866
Treasury Stock, at cost; 2,181,428 and 2,095,650, respectively	(17,117)	(16,022)
Stock subscription notes receivable	(542)	(609)
Accumulated deficit	(24,558)	(25,100)
Total shareholders' equity	$68,134	$17,137
TOTAL LIABILITIES AND EQUITY	$117,280	$63,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Gross Contract Revenue	$36,524	$31,749	$68,326	$60,360
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	14,123	12,059	27,345	23,694
Sub-consultants and expenses	4,065	4,581	6,999	8,459
Total contract costs	18,188	16,640	34,344	32,153
Operating Expenses:
Selling, general and administrative	17,204	12,082	29,953	24,168
Depreciation and amortization	1,480	320	2,908	640
(Gain) loss on sale	(27)	-	(53)	(15)
Total operating expenses	18,657	12,402	32,808	24,793
Income (loss) from operations	(321)	2,707	1,174	3,414
Other (income) expense	187	(67)	392	(76)
Income (loss) before tax expense	(508)	2,774	782	3,490
Income tax (benefit) expense	(69)	1,157	240	1,447
Net income (loss)	$(439)	$1,617	$542	$2,043

Earnings allocated to non-vested shares	-	100	93	96
Net income (loss) attributable to common shareholders	$(439)	$1,517	$449	$1,947

Earnings (loss) per share
Basic	$(0.06)	$0.27	$0.07	$0.35
Diluted	$(0.06)	$0.27	$0.07	$0.35
Weighted average shares outstanding:
Basic	6,973,055	5,555,697	6,029,054	5,570,013
Diluted	6,973,055	5,591,118	6,029,054	5,605,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For The Three Months Ended June 30, 2021 and 2020

(Amounts in thousands except per share data)

(Unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Stock Subscription Notes	Accumulated	Total Shareholders' Equity
	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit	(Deficit)
Balance at March 31, 2020	7,057,964	$-	$-	(1,334,108)	$(6,482)	$-	$(11,031)	$(17,513)
Issuance of new common shares	20,267	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	(27,052)	(217)	-	-	(217)
Issuance of common shares under stock compensation plan	196,470	-	-	-	-	-	-	-
Common shares subject to repurchase liability	-	-	-	-	-	-	207	207
Fair value adjustment to redeemable common stock	-	-	-	-	-	-	(2,012)	(2,012)
Net Income	-	-	-	-	-	-	1,617	1,617
Balance at June 30, 2020	7,274,701	$-	$-	(1,361,160)	$(6,699)	$-	$(11,219)	$(17,918)

Balance at March 31, 2021	7,953,583	$2	$60,161	(2,178,958)	$(17,085)	$(576)	$(24,119)	$18,383
Issuance of new common shares upon initial public offering	3,805,925	38	47,066	-	-	-	-	47,104
Issuance of new common shares	37	-	9	-	-	-	-	9
Purchase of treasury stock	-	21	(21)	(2,470)	(32)	-	-	(32)
Issuance of common shares under stock compensation plan	1,514,128	21	(21)	-	-	-	-	-
Stock based compensation	-	-	1,682	-	-	-	-	1,682
Collections on stock subscription notes receivable	-	-	-	-	-	34	-	34
Conversion of common shares subject to repurchase liability to permanent equity	-	51	1,342	-	-	-	-	1,393
Capital reduction related to acquisition	-	-	-	-	-	-	-	-
Net Income	-	-	-	-	-	-	(439)	(439)
Balance at June 30, 2021	13,273,673	$133	$110,218	(2,181,428)	$(17,117)	$(542)	$(24,558)	$68,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For The Six Months Ended June 30, 2021 and 2020

(Amounts in thousands except per share data)

(Unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Stock Subscription Notes	Accumulated	Total Shareholders' Equity
	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit	(Deficit)
Balance at January 1, 2020	7,052,064	$-	$-	(1,248,352)	$(5,925)	$-	$(17,358)	$(23,283)
Issuance of new common shares	20,267	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	(112,808)	(774)	-	-	(774)
Issuance of new common shares under stock compensation plan	202,370	-	-	-	-	-	-	-
Common shares subject to repurchase liability	-	-	-	-	-	-	658	658
Fair value adjustment to redeemable common stock	-	-	-	-	-	-	3,438	3,438
Net Income	-	-	-	-	-	-	2,043	2,043
Balance at June 30, 2020	7,274,701	$-	$-	(1,361,160)	$(6,699)	$-	$(11,219)	$(17,918)

Balance at January 1, 2021	7,840,244	$2	$58,866	(2,095,650)	$(16,022)	$(609)	$(25,100)	$17,137
Issuance of new common shares upon initial public offering	3,805,925	38	47,066	-	-	-	-	47,104
Issuance of new common shares	63,993	0	847	-	-	-	-	847
Purchase of treasury stock	-	21	(21)	(85,778)	(1,095)	-	-	(1,095)
Issuance of new common shares under stock compensation plan	1,563,511	21	(21)	-	-	-	-	-
Stock based compensation	-	-	2,727	-	-	-	-	2,727
Collections on stock subscription notes receivable	-	-	-	-	-	67	-	67
Conversion of common shares subject to repurchase liability to permanent equity	-	51	827	-	-	-	-	878
Capital reduction related to acquisition	-	-	(73)	-	-	-	-	(73)
Net Income	-	-	-	-	-	-	542	542
Balance at June 30, 2021	13,273,673	$133	$110,218	(2,181,428)	$(17,117)	$(542)	$(24,558)	$68,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$542	$2,043
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization - property, plant and equipment	2,771	501
Amortization of intangible assets	137	139
Gain on sale of assets	(53)	(15)
Bad debt	251	276
Stock based compensation	2,707	536
Deferred taxes	(1,340)	163
Deferred rent	9	319
Changes in operating assets and liabilities
Accounts Receivable	(9,391)	201
Contract Assets	(242)	5,113
Prepaid expenses	(1,116)	958
Other Assets	(66)	(51)
Accounts payable and accrued expenses	5,764	2,567
Contract Liabilities	(445)	(4,427)
Net cash (used in) provided by operating activities	(472)	8,323
Cash Flows from Investing Activities:
Purchases of property and equipment	(757)	(809)
Proceeds from sale of assets and disposal of leases	53	15
Amounts advanced under loans to shareholders	(374)	(607)
Payments received under loans to shareholders	81	145
Amounts advanced under notes receivable	-	(277)
Acquisitions of businesses, net of cash acquired	(640)	-
Collections under stock subscription notes receivable	67	91
Net cash used in investing activities	(1,570)	(1,442)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	47,104	-
Net borrowings under revolving line of credit	(3,481)	(7,231)
Repayments under fixed line of credit	(359)	(178)
Borrowings under fixed line of credit	-	1,985
Repayment under notes payable	(454)	(613)
Payments on capital leases	(2,052)	(141)
Payment of contingent consideration from acquisitions	(2)	(17)
Payments for purchase of treasury stock	(582)	-
Proceeds from issuance of common stock	27	28
Net cash provided by (used in) financing activities	40,201	(6,167)
Net increase in cash and cash equivalents	38,159	714
Cash and cash equivalents, beginning of period	386	509
Cash and cash equivalents, end of period	$38,545	$1,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest	$435	$241
Cash paid for income taxes	$480	$153
Non-cash investing and financing activities
Property and equipment acquired under capital lease	$(3,048)	$(365)
Stock redemption for exercise of stock option	$139	-
Issuance of common stock for a note receivable	-	$(101)
Stock redemption for payment on note receivable	-	$85
Issuance of notes payable for redemption of stock	-	$(463)

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

The Company’s workforce typically provides the full scope of engineering and other contract services. With respect to certain specialty services or other compliance requirements within a particular contract, however, we may engage third-party sub-consultants. The Company’s headquarters is located in Reston, VA and the Company has over 30 offices throughout the United States.

Initial Public Offering

On May 11, 2021, we closed on our initial public offering (“IPO”), in which we issued and sold 3,690,000 shares of our common stock at $14.00 per share, resulting in net proceeds of $48.0 million after deducting underwriting discounts and commissions, but before expenses of the IPO.

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

Deferred offering costs consist primarily of accounting, legal, and other fees related to our IPO. Prior to the IPO, all deferred offering costs were capitalized within prepaid and other current assets in the consolidated balance sheet. After the IPO, $2.3 million of deferred offering costs were reclassified into shareholder’s equity as a reduction of the IPO proceeds. We capitalized $0.9 million of deferred offering costs within prepaid and other current assets in the consolidated balance sheet as of December 31, 2020.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in shareholders’ equity and cash flows. The results of operations for the current period are not necessarily indicative of the results for the full year or the results for any future periods.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited combined financial statements and related footnotes included in our final prospectus dated May 6, 2021, and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the estimates and assumptions that were used.

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

The Company is subject to a concentration of credit risk with respect to outstanding accounts receivable, however, the Company believes no such concentration existed during the six months ended June 30, 2021, or the year ended December 31, 2020. The Company’s customers are located throughout the United States. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.

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

As of June 30, 2021 and December 31, 2020:

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

•

As of December 31, 2020 the liability related to shares subject to repurchase is recognized at fair value using Level 3 inputs that were primarily determined based on the contractual settlement price as defined by the terms of the Company’s Shareholders’ Buy-Sell Agreement. As of June 30, 2021 the liability related to shares subject to repurchase is recognized at fair value using Level 1 inputs as there is an active market for the Company’s publicly traded stock. For further discussion, see Note 15, Stock Bonus Plan.

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

 The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company’s effective tax rate for the six months ended June 30, 2021 and 2020 was 30.70% and 41.38%.

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

3. Earnings per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three and six months ended June 30, 2021 and 2020. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings of the Company. The Company uses the two-class method to determine earnings per share.

 For calculating basic earnings per share, for the three and six months ended June 30, 2021, the weighted average number of shares outstanding exclude 1,719,138 and 1,209,177 non-vested restricted shares and 32,067 and 43,743 unexercised substantive options. The computation of diluted earnings per share for the three and six months ended June 30, 2021 did not assume the effect of restricted shares or substantive options because the effects were antidilutive.

For calculating basic earnings per share, for the three and six months ended June 30, 2020, the weighted average number of shares outstanding exclude 312,926 and 223,932 non-vested restricted shares and 53,302 and 51,219 substantive options. The computation of diluted earnings per share for the three and six months ended June 30, 2020 did not assume the effect of restricted shares or substantive options because the effects were antidilutive.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net income (loss)	$(439)	$1,617	$542	$2,043
Earnings allocated to non-vested shares	-	100	93	96
Subtotal	$(439)	$1,517	$449	$1,947
Denominator
Weighted average common shares outstanding	6,973,055	5,555,697	6,029,054	5,570,013
Effect of dilutive nominal options	-	4,366	-	4,366
Effect of dilutive contingently earned shares	-	31,055	-	31,055
Dilutive average shares outstanding	6,973,055	5,591,118	6,029,054	5,605,434
Basic earnings (loss) per share	$(0.06)	$0.27	$0.07	$0.35
Dilutive earnings (loss) per share	$(0.06)	$0.27	$0.07	$0.35

4. Acquisitions

Business Combinations

KTA Group Inc. (KTA)

In the first quarter of 2021, the Company signed a purchase agreement to acquire KTA Group Inc., with an effective date of January 1, 2021. KTA is a mechanical, electrical and plumbing (MEP) engineering firm based in Herndon, VA. The Company paid total consideration of $3.4 million, which was comprised of 53,159 shares of common stock, at $12.80 per share, for a total of $0.7 million, plus $2.7 million in cash and a promissory note. The promissory note is a four year note with a 3.25% interest rate with equal quarterly payments beginning on April 1, 2021, and ending January 1, 2025.

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

5. Disaggregation of Revenue and Contract Balances

The Company generally recognizes revenue over time as control transfers to a customer based upon the extent of progress towards satisfaction of the performance obligation. For services delivered under fixed price contracts, the Company uses the ratio of actual costs incurred to total estimated costs at completion (an input method) as a reasonable measure of progress towards the satisfaction of a performance in order to estimate the portion of revenue earned. A contract containing a mix of hourly and fixed fee assignments may be characterized as one lump sum contract for purposes of ASC Topic 606. As such, a contract must contain hourly billed components exclusively to qualify for the as-billed practical expedient in ASC Topic 606. For the three and six months ended June 30, 2021, the Company derived 91.6% and 94.9% of its revenue from contracts classified as lump sum, and 8.4% and 5.1% of its revenue from exclusively time and material contracts, respectively. The Company had approximately $100.1 million in remaining performance obligations as of June 30, 2021, of which it expects to recognize approximately 77.1% within the next twelve months and the remaining 22.9% thereafter.

The Company recognized $0.9 million and $1.2 million of revenue for the three and six months ended June 30, 2021, which was included in the contract liabilities balance as of December 31, 2020, and $2.9 million and $4.1 million of revenue for the three and six months ended June 30, 2020, which was included in the contract liabilities balance as of December 31, 2019.

6. Contracts in Progress

The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Costs incurred on uncompleted contracts	$137,778	$113,856
Estimated contract earnings in excess of costs	185,396	151,423
Estimated contract earnings to date	323,174	265,279
Less: billed to date	(317,550)	(260,142)
Net contract assets	$5,624	$5,137

7. Notes Receivable

The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. This balance is included as a part of other assets on the accompanying combined balance sheets. The following is a summary of these notes receivable (in thousands):

	June 30, 2021	December 31, 2020
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 3.25% - 5.5%. The notes receivable mature through December 2021.	$2,398	$2,479
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2023.	903	903
Total:	3,301	3,382
Less: current portion
Officers, employees and affiliates	(1,117)	(1,182)
Unrelated third party	-	-
Noncurrent portion	$2,184	$2,200

Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. During the six months ended June 30, 2021, interest accrued on the notes receivable at the stipulated rates between 3.25% and 5.50%.

8. Property and Equipment, Net

Property and equipment for fixed assets are as follows (in thousands):

	June 30, 2021	December 31, 2020
Computer equipment	$1,274	$1,276
Survey equipment	4,444	4,444
Vehicles	464	463
Furniture and fixtures	1,658	1,638
Leasehold improvements	6,520	5,887
Software	283	283
Fixed assets pending lease financing [1]	673	146
Total:	15,316	14,137
Less: accumulated depreciation	(10,272)	(9,912)
Property and Equipment, net of capital leased assets	$5,044	$4,225

[1] assets acquired which will be re-financed under the Company's capital lease facilities

Depreciation expense for fixed assets for the three and six months ended June 30, 2021 was $0.2 million and $0.4 million, respectively. Depreciation expense for fixed assets for the three and six months ended June 30, 2020 was $0.2 million and $0.4 million, respectively.

Property and equipment for capital leased assets are as follows (in thousands):

	June 30, 2021	December 31, 2020
Equipment	$11,411	$8,590
Vehicles	3,959	3,825
Total:	15,370	12,415
Less: accumulated amortization on leased assets	(3,571)	(1,283)
Capital Leased Assets, net	$11,799	$11,132

Amortization expense for capital leased assets for the three and six months ended June 30, 2021 was $1.2 million and $2.4 million, respectively. Amortization expense for capital leased assets for the three and six months ended June 30, 2020 was $0.1 million and $0.1 million, respectively.

9. Goodwill

The following is a summary of goodwill resulting from business acquisitions held by the Company at June 30, 2021 and December 31, 2020 (in thousands):

Goodwill
Balance as of December 31, 2020	$9,179
Acquisition	2,544
Balance as of June 30, 2021	$11,723

10. Intangible Assets

Total intangible assets consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$1,479	$(477)	$1,002	$809	$(382)	$427
Contract rights	191	(160)	31	150	(150)	-
Leasehold	160	(9)	151	-	-	-
Non-complete agreement	137	(137)	-	137	(114)	23
Domain name	281	-	281	281	-	281
Licensing rights	400	-	400	400	-	400
Total	$2,648	$(783)	$1,865	$1,777	$(646)	$1,131

The domain name and licensing rights acquired during the year ended December 31, 2020 for a total of $0.7 million have indefinite useful lives.

The following table summarizes the weighted average useful lives of intangible assets by asset class used for straight-line expense purposes:

	June 30, 2021	December 31, 2020
Customer relationships	11.8	5.0
Contract rights	2.2	2.0
Leasehold	9.2	-
Non-compete agreement	3.0	3.0

Amortization expense for the three and six months ended June 30, 2021 was $0.1 million and $0.1 million, respectively. Amortization expense for the three and six months ended June 30, 2020 was $0.1 million and $0.1 million, respectively.

Future amortization for the remainder of 2021 and for the succeeding years is as follows (in thousands):

2021	$114
2022	227
2023	165
2024	51
2025	51
Thereafter	576
Total	$1,184

11. Bank Revolving Line of Credit and Fixed Credit Facilities

In 2017, the Company entered into a credit agreement (the Credit Agreement) with Bank of America (the Bank) which included a revolving line of credit (the Revolving Line) and a non-revolving line of credit (the Fixed Line #1). The Revolving Line allowed for repayments and re-borrowings. The maximum advance was equal to the lesser of $12.4 million (the Credit Limit) or the Borrowing Base as defined in the Credit Agreement. The Borrowing Base is computed based upon a percentage of eligible receivables within each aging category under 120 days and is further refined for customer type. Receivables more than 120 days and those from related parties or affiliates are not considered to be eligible receivables for the Borrowing Base.

During the year ended December 31, 2019, the Credit Limit increased to $15.0 million. During the year ended December 31, 2019, a second non-revolving line of credit was established (Fixed Line #2). During the year ended December 31, 2020, the Company entered into an additional credit agreement with Bank of America (Facility #4). Both credit agreements contained certain financial covenants including fixed charge coverage ratio, debt to EBITDA and adjusted debt to EBITDA, all of which the Company complied with on June 30, 2021 and December 31, 2020.

On July 30, 2021, the Company entered into a Sixth Amendment to the Credit Agreement whereby the Company and the Bank agreed to extend the maturity date of the Revolving Line to July 31, 2023. The Sixth Amendment also eliminated the adjusted debt to EBITDA covenant along with certain administrative requirements and established the Secured Overnight Financing Rate (SOFR) as the replacement for LIBOR. Additional modifications to the Revolving Line included expanded allowances for acquisition and reduced interest rate spreads to a range of 2.00% to 2.60%, among other things.

As of June 30, 2021, the Revolving Line required monthly payments of interest at the greater of the London Interbank Offered Rate (LIBOR) daily floating rate or 1.25% plus an applicable rate which varied between 2.35% and 2.95% based on the Company achieving certain leverage ratios as defined in the Credit Agreement. On June 30, 2021, and June 30, 2020, the interest rate was 3.60% and 3.25%, respectively. All outstanding principal is due upon expiration, which was extended to July 31, 2023, when the Company entered into the Sixth Amendment to the Credit Agreement. The Revolving Line is reported as bank line of credit on the consolidated balance sheets. On June 30, 2021 and December 31, 2020, the outstanding balance on the Revolving Line was $0 and $3.5 million, respectively.

Fixed Line #1 has a maximum advance of $1.0 million and does not allow for re-borrowings and is included in Notes Payable (see Note 12). Beginning October 1, 2017, the Company began paying interest on a monthly basis at a rate per year equal to LIBOR plus 2.75%. On June 30, 2021 and June 30, 2020, the interest rate was 2.85% and 2.93%, respectively. Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2018, the Company is obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in August 2023. On June 30, 2021, and December 31, 2020, the outstanding balance on Fixed Line #1 was $0.4 million and $0.5 million, respectively.

Fixed Line #2 has a maximum advance of $1.0 million and does not allow for re-borrowings and is included in Notes Payable (see Note 12). On April 1, 2020, the Company began paying interest monthly at a rate per year equal to LIBOR plus 2.00%. On June 30, 2021, the interest rate was 2.1%. Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2020, the Company is obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in September 2025. On June 30, 2021 and December 31, 2020, the outstanding balance on Fixed Line #2 was $0.8 million and $0.9 million, respectively.

Facility #4 is a term loan with a principal loan amount of $1.0 million and is included in Notes Payable (see Note 12). The loan is to be repaid over thirty-six months beginning April 13, 2020 through maturity on March 13, 2023. The payments consist of principal and interest in equal combined installments of $29,294. The interest rate on this loan is 3.49%. On June 30, 2021, and December 31, 2020, the outstanding balance on Facility #4 was $0.6 million and $0.8 million, respectively.

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

Interest expense on the Revolving and Fixed Lines totaled $42,000 and $0.1 million during the three and six months ended June 30, 2021. Interest expense on the Revolving and Fixed Lines totaled $59,000 and $0.2 million during the three and six months ended June 30, 2020.

12. Notes Payable

Notes payable consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Related parties:
Shareholders - Interest accrues annually at rates ranging from 0.00% - 6.25%. The notes payable mature on various dates through October 2025.	$3,798	$2,202
Unrelated third parties:
Note payable for purchase of intangible asset	150	-
Fixed line notes payable - see note 11	1,862	2,219
Total	5,810	4,421
Less: current portion	(2,093)	(1,592)
Noncurrent portion	$3,717	$2,829

The Company’s chairman and Chief Executive Officer guarantees certain of the notes payable, and certain of the notes payable are subordinate to the terms of the Credit Agreement disclosed in Note 11.

Interest expense attributable to the notes payable totaled $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively. Interest expense attributable to the notes payable totaled $0.1 million and $0.1 million for the three and six months ended June 30, 2020, respectively.

Future principal payments on notes payable for remainder of 2021 and succeeding years are as follows (in thousands):

2021	$1,205
2022	1,788
2023	1,428
2024	1,028
2025	361
Total	$5,810

13. Related Party Transactions

The Company leases commercial office space from BCG Chantilly, LLC (BCC), an entity in which Mr. Bowman, Mr. Bruen and Mr. Hickey collectively own a 63.6% interest. As of June 30, 2021 and December 31, 2020 there were no amounts due to or receivables due from BCC. Rent expense for the three and six months ended June 30, 2021 was $21,000 and $40,000, respectively. Rent expense for the three and six months ended June 30, 2020 was $20,000 and $40,000, respectively.

Bowman Lansdowne Development, LLC (BLD) is an entity in which Mr. Bowman, Mr. Bruen, Mr. Hickey have an ownership interest. On June 30, 2021 and December 31, 2020, the Company’s notes receivable included $0.5 million and $0.5 million, respectively, from BLD.

Lansdowne Development Group, LLC (LDG) is an entity in which BLD has a minority ownership interest. On June 30, 2021 and December 31, 2020, our accounts receivable included $0.1 million and $0.1 million, respectively, due from LDG. On June 30, 2021 and December 31, 2020, notes receivable included $0.4 million and $0.4 million, respectively from LDG.

Bowman Realty Investments 2010, LLC (BR10) is an entity in which Mr. Bowman, Mr. Bruen, Mr. Hickey have an ownership interest. On June 30, 2021 and December 31, 2020, the Company’s notes receivable included $0.2 million and $0.2 million, respectively, from BR10.

Alwington Farm Developers, LLC (AFD) is an entity in which BR10 has a minority ownership interest. On June 30, 2021 and December 31, 2020, notes receivable included $1.2 million and $1.2 million, respectively, from AFD.

During the six months ended June 30, 2021 and 2020, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $46,000 and $0, respectively. These entities were billed $0.1 million and $0, respectively.

Bowman Realty Investments 2013 LLC (BR13) is an entity in which Mr. Bowman, Mr. Bruen, and Mr. Hickey have an ownership interest.

On June 30, 2021 and December 31, 2020, the Company was due $0.5 million and $0.6 million, respectively, from shareholders under the terms of stock subscription notes receivable.

On June 30, 2021 and December 31, 2020, the Company owed $0.3 million and $0.3 million, respectively, to a retired shareholder and former director in connection with a 2015 acquisition.

As of June 30, 2021 and December 31, 2020, the Company owed certain of our current and former shareholders $3.8 million and $2.2 million, respectively. The notes result from repurchases of stock from shareholders upon termination of employment and the promissory note issued to KTA Group Inc. as part of the KTA acquisition.

14. Stock Options

Effective May 11, 2021 the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The plan is administered by the Board of Directors through which they can grant stock options, including Incentive Stock Options (“ISO”), and non-qualified stock options (“NQSO”). The purpose of the Plan is to grant equity incentive awards to eligible participants to attract, motivate and retain key personnel. The Plan supersedes and replaces any prior plan for stock options except that the prior plan shall remain in effect with respect to options granted under such prior plan until such options have been exercised, expired or canceled.

The number of shares for which each option shall be granted, whether the option is an ISO or NQSO, the option price, the exercisability of the option, and all other terms and conditions of the option are determined by the Board at the time the option is granted. The options generally vest over a period between two and five years.

For the six months ended June 30, 2021, no new option shares were granted.

A summary of the status of stock options exercised, including the substantive options discussed in Note 3, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at January 1, 2021	53,277	$5.87
Granted	-	-
Exercised	(31,004)	5.56
Expired or cancelled	-	-
Outstanding at June 30, 2021	22,273	$6.29

The following summarizes information about options outstanding and exercisable at January 1, 2021 and June 30, 2021:

	Options Outstanding and Exercisable
	Exercise Price	Total Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Total Exercisable
January 1, 2021	$6.37	53,277	4.5	$5.87	53,277
June 30, 2021	$6.74	22,273	5.0	$6.29	22,273

The intrinsic value of these options on June 30, 2021 and December 31, 2020 was $7.11 and $6.43, respectively.

The Company received cash payments of $8,861 and $27,285 from the exercise of options under the Stock Option Plan in the three and six months ended June 30, 2021.

The Company did not record any compensation costs related to stock options during the three and six months ended June 30, 2021.

As of June 30, 2021, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.

15. Stock Bonus Plan

Effective May 11, 2021 the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan. The Plan is administered by the Board of Directors through which they can issue restricted stock awards. The purpose of the Plan is to grant equity incentive awards to eligible participants to attract, motivate and retain key personnel. The Plan supersedes and replaces any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.

During the six months ended June 30, 2021, the Board granted 1,563,511 shares under the Plan. The shares have a vesting period of up to five years during which there are certain restrictions as defined by the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the Share on such date, or if there are no sales on such date, on the next preceding day on which there were sales.

The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2021	702,926	$12.80
Granted	1,563,511	13.96
Vested	(61,774)	12.80
Outstanding at June 30, 2021	2,204,663	$13.62

The following table represents the change in the liability to common shares subject to repurchase and the associated non-cash compensation expense for the six months ended June 30, 2021 and the year ended December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Beginning Balance	$842	$8,267
Non-cash compensation from ratable vesting	41	2,712
Non-cash compensation from change in fair value of liability	2	2,457
Other stock activity, net	516	(786)
Reclassification upon modification	$(1,394)	(11,808)
Ending balance	$7	$842

As of June 30, 2021, the Company had 2,204,663 of unvested stock awards that vest between July 1, 2021 and May 11, 2026.

The future expense of the unvested awards for the remainder of 2021 and succeeding years is as follows (in thousands):

2021	$4,873
2022	8,330
2023	7,258
2024	4,475
Thereafter	1,546
Total	$26,482

16. Capital Leases

On September 30, 2020, the Company converted operating leases for equipment and vehicles to capital leases and recorded the associated equipment purchases and capital lease liability, current and non-current. The payment terms on the lease agreements range between 30 and 51 months with payments totaling approximately $0.4 million per month. We use the incremental borrowing rate on our revolving line of credit to calculate the present value on new leases.

Future minimum commitments under non-cancelable capital leases for the remainder of 2021 and succeeding years are as follows (in thousands):

2021	$2,365
2022	4,406
2023	3,163
2024	970
2025	209
Total minimum lease payments	$11,113
Less: amount representing interest	(1,076)
Present value of total net minimum lease payments	$10,037
Less: current portion of net minimum lease payments	(4,089)
Long-term portion of net minimum lease payments	$5,948

The above table is exclusive of the $2.0 million bargain purchase price associated with the $12.0 million total liability to capital leases as presented on the combined balance sheet.

17. Commitments and Contingencies

Operating leases

The Company leases office space, equipment and vehicles. The Company financed vehicles, certain IT, and other equipment under the terms of three primary master lease agreements accounted for as operating leases until September 30, 2020, when the Company converted the equipment and vehicles to capital lease as referenced in Note 17. The Company now leases nearly all equipment and vehicles under capital lease agreements and all office space under operating lease agreements. Rent, vehicle and equipment lease expense for the three and six months ended June 30, 2021, was $1.4 million and $2.8 million, respectively. Rent, vehicle, and equipment lease expense for the three and six months ended June 30, 2020, was $2.0 million and $4.1 million, respectively.

Future minimum lease payments for the remainder of 2021 and for the succeeding years is as follows (in thousands):

2021	$2,845
2022	5,543
2023	4,380
2024	3,927
2025	3,515
Thereafter	8,075
Total	$28,285

18. Subsequent Events

The Company has evaluated subsequent events through August 12, 2021, the date that financial statements were issued.

On July 30, 2021, the Company entered into a Sixth Amendment to the Credit Agreement whereby the Company and the Bank agreed to extend the maturity date of the Revolving Line to July 31, 2023. The Sixth Amendment also eliminated the adjusted debt to EBITDA covenant along with certain administrative requirements and established the Secured Overnight Financing Rate (SOFR) as the replacement for LIBOR. Additional modifications to the Revolving Line included expanded allowances for acquisition and reduced interest rate spreads, among other things.

On August 2, 2021, the Company completed the acquisition of assets and operations of McFarland-Dyer & Associates, Inc. located in the Greater Atlanta Metropolitan area. In connection with the acquisition, the Company issued 32,143 shares of common stock to the seller. Given the short period of time between the acquisition date and the issuance of this quarterly report on Form 10-Q, it is not practicable to disclose the preliminary purchase price allocation for this transaction.

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

Gross contract revenue for the three months ended June 30, 2021, and 2020 was $36.5 million and $31.7 million, respectively. Gross contract revenue derived from our workforce represented 88.9% and 85.6% of gross contract revenue for the three months ended June 30, 2021 and 2020, respectively (see Net service billing – non-GAAP below). Our adjusted EBITDA was $4.2 million on net loss of $0.6 million and $5.1 million on net income of $1.6 million for the three months ended June 30, 2021 and 2020, respectively.

Gross contract revenue for the six months ended June 30, 2021, and 2020 was $68.3 million and $60.4 million, respectively, representing year over year growth of 13.1%. Gross contract revenue derived from our workforce represented 89.8% and 86.0% of gross contract revenue for the six months ended June 30, 2021, and 2020, respectively (see Net service billing – non-GAAP below). Our adjusted EBITDA was $8.3 million on net income of $0.4 million and $6.7 million on net income of $2.0 million for the six months ended June 30, 2021, and 2020, respectively.

COVID-19 Update

It is not possible at this time to estimate the full impact that COVID-19 and its variants will ultimately have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. We are evaluating, and will continue to evaluate, the impact of COVID-19 on projects, but the full effects COVID-19 will have on our operations are still unknown. As of the date of this Quarterly Report on Form 10-Q, we have not experienced any material financial distress resulting from the COVID-19 pandemic. We did not qualify for the PPP Loan program under the CARES Act. Included in accounts payable and accrued liabilities and other non-current obligations in the consolidated balance sheet as of June 30, 2021, is $2.5 million of deferred employer payroll taxes as afforded us under the CARES Act. The duration and extent of the impact from the COVID-19 pandemic depends on future developments and possible shelter-in-place orders that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, and the impact of these and other factors on our employees and clients.

Methods of Evaluation

We use a variety of financial and other information in monitoring the financial condition and operating performance of our business. Some of the information we use to evaluate our operations is financial information that is in accordance with generally accepted accounting principles (GAAP), while other information may be financial in nature and either built upon GAAP results or may not be in accordance with GAAP (Non-GAAP). We use all this information together for planning and monitoring our operations, as well as determining certain management and employee compensation.

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

Our contracts with customers contain two types of pricing characteristics:

Hourly, also referred to as time and materials, are common for professional and technical consulting assignments both short-term and multi-year in duration. Under these types of assignments, there is no predetermined maximum fee and as such, we generally experience no risk associated with our ability to bill for all hours expended. We negotiate billing rates and charge our customers based upon the actual hours expended toward a deliverable. These assignments may have not-to-exceed parameters requiring us to receive additional authorizations from our customer to continue working, but we likewise do not have to continue working without assurances of payment for such additional work. Hourly assignments represented approximately $10.5 million and $20.0 million or 29% and 29% of our gross contract revenue for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020 hourly assignments represented approximately $11.7 million and $24.1 million or 37% and 40% of our gross contract revenue, respectively.

Lump sum, also referred to as fixed fee, typically require the performance of some, or all, of the obligations under the assignment for a specified amount, subject to price adjustments only if the scope of the project changes or unforeseen requirements arise. Our fixed fee assignments generally include a specific scope of work and defined deliverables. The majority of our assignments are lump sum in nature representing approximately $26.0 million and $48.3 million or 71% and 71% of our gross contract revenue for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020 assignments that are lump sum in nature represented approximately $20.0 million and $36.3 million or 63% and 60% of our gross contract revenue. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that is performed at risk with no documented customer commitment.

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

Non-cash stock compensation represents the expenses incurred with respect to shares and options issued by the Company, both vested and unvested, to employees as long-term incentives. Non-cash stock compensation cost will be the grant date fair value of the awards, or the Black-Sholes-Merton value of stock options on the grant date, recognized ratably over the vesting periods of each award. Future non-cash stock compensation expense for unvested shares awarded prior to December 31, 2020 is based on a $12.80 per share fair value on the date of modification. Stock awards will continue to be an important part of our long-term retention and rewards philosophy.

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

Other Financial Data, Non-GAAP Measurements and Key Performance Indicators

Backlog

We measure the value of our undelivered gross revenue in real time to calculate our backlog and predict future revenue. Backlog includes awarded, contracted, and otherwise secured commitments along with revenue we expect to realize over time for predictable long-term and reoccurring assignments. We report backlog quarterly as of the end of the last day of the reporting period. We use backlog to predict revenue growth and anticipate appropriate future staffing needs. Backlog definitions and methods of calculation vary within our industry. As such, backlog is not a reliable metric on which to evaluate us relative to our peers. Backlog neither derives from, nor connects to, any GAAP results.

Net Service Billing

In the normal course of providing services to our customers, we routinely subcontract services and incur direct third-party contract expenses that may or may not be reimbursable and may or may not be billed to customers with mark-up. Gross revenue less revenue derived from pass-through sub-consultant fees and reimbursable expenses represents our net service billing, which is a non-

GAAP financial measure, or that portion of our gross contract revenue attributable to services performed by our employees. Because the ratio of sub-contractor and direct expense costs to gross billing varies between contracts, gross revenue is not necessarily indicative of trends in our business. As a professional services company, we believe that metrics derived from net service billings more accurately demonstrate the productivity and profitability of our workforce. Our industry uses the calculation of net service billing to normalize peer performance assessments and provide meaningful insight into trends over time.

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

Results of Operations

Combined results of operations

The following represents our condensed consolidated results of operations for periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Gross contract revenue	$36,524	$31,749	$68,326	$60,360
Contract costs (exclusive of depreciation and amortization)	18,188	16,640	34,344	32,153
Operating expense	18,657	12,402	32,808	24,793
Income (loss) from operations	(321)	2,707	1,174	3,414
Other (income) expense	187	(67)	392	(76)
Income tax expense (benefit)	(69)	1,157	240	1,447
Net income (loss)	$(439)	$1,617	$542	$2,043
Net margin	-1.2%	5.1%	0.8%	3.4%
Other financial information [1]
Net service billing	$32,459	$27,168	$61,327	$51,901
Adjusted EBITDA	4,185	5,115	8,271	6,704
Adjusted EBITA margin, net	12.9%	18.8%	13.5%	12.9%

[1]	Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below in results of operations.

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

Gross Contract Revenue

Gross contract revenue for the three months ended June 30, 2021, increased $4.8 million or 15.1% to $36.5 million as compared to $31.7 million for the three months ended June 30, 2020. For the three months ended June 30, 2021, gross contract revenue attributable to work performed by our workforce increased $5.3 million, or 19.5% to $32.5 million or 89.0% of gross contract revenue as compared to $27.2 million or 85.8% for the three months ended June 30, 2020 (see Net service billing – non-GAAP).

Changes in gross contract revenue (“GCR”) for the three months ended June 30, 2021, disaggregated between our core and emerging end markets, were as follows (in thousands other than percentages):

	For the Three Months Ended June 30,
Consolidated Gross Contract Revenue	2021	%GCR	2020	%GCR	Change	% Change
Communities, homes & buildings	$25,187	69.0%	$19,571	61.6%	$5,616	28.7%
Transportation	4,174	11.4%	5,406	17.0%	(1,232)	(22.8%)
Power & Utilities	6,184	16.9%	5,477	17.3%	707	12.9%
Other emerging markets [1]	979	2.7%	1,295	4.1%	(316)	(24.4%)
Total:	$36,524	100.0%	$31,749	100.0%	$4,775	15.0%

Organic and Acquired Gross Contract Revenue	2021	%GCR	2020	%GCR	Change	% Change
Organic	$33,957	93.0%	$31,749	100.0%	$2,208	7.0%
Acquired	2,567	7.0%	-	0.0%	2,567	100.0%
Total:	$36,524	100.0%	$31,749	100.0%	$4,775	15.0%

[1] represents renewable energy, mining, water resources and other

For the three months ended June 30, 2021, gross revenue from our communities, homes and buildings (“CHB”) market increased $5.6 million as compared to the three months ended June 30, 2020. The increase is attributable to a $2.4 million increase from residential and mixed-use projects, and a $3.2 million increase from commercial, municipal, and other projects. Gross revenue derived from the acquisition of KTA was almost exclusively attributable to commercial projects.  As the U.S. economy recovers from the COVID-19 pandemic, we are experiencing continued expansion of demand for our CHB services. We continue to maintain a positive outlook on this market and expect it to represent most of our gross revenue for the remainder of 2021.

For the three months ended June 30, 2021, revenue from transportation decreased $1.2 million as compared to the three months ended June 30, 2020. Reductions of $1.5 million due to the completion of two large transportation projects in Texas and reduced activity on projects in Illinois and Virginia were offset by $0.3 million of increased gross revenue from projects in Florida and West Virginia. During the three months ended June 30, 2021, we were awarded a three-year, $10 million task order contract from Cook County, Illinois relating to their Pavement Preservation and Rehabilitation program.  We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, and business development resources for this market.

For the three months ended June 30, 2021, revenue from power and utilities increased $0.7 million as compared to the three months ended June 30, 2020. The increase in gross contract revenue from the power and utilities market is primarily the result of a $0.2 million increase in revenue associated with multi-year gas pipeline identification and replacement programs and a $0.5 million increase in gross revenue from utility undergrounding assignments. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. As evidenced by recent increases in program commitments within the gas pipeline market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.

Our other emerging markets consist of renewable energy and energy efficiency, mining, water resources, and other natural resources services. For the three months ended June 30, 2021, revenue from emerging markets decreased $0.3 million as compared to the three months ended June 30, 2020. Decreases in emerging market revenue included $0.1 million in reduced gross revenue from solar energy and battery storage assignments and $0.2 million in reduced gross revenue in our Arizona mining operations. Our mining services have specialized in copper mining, the demand for which is cyclical in nature and was negatively impacted by the COVID-19 pandemic. Given forecasted increases in demand for copper and the reduced impact of the COVID-19 pandemic on mining operators, we expect this market to grow over the next few years. Scarcities in water resources and the increasing need for water management gives us confidence that the water resources market will likewise grow and that we will be able to increase associated revenue accordingly. With the acquisition of KTA, we expect to experience continued growth from investment in renewable energy and energy transition.

For the three months ended June 30, 2021, and 2020, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 14.0% and 17.4% of our gross contract revenue, respectively. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.

Contract costs (exclusive of depreciation and amortization)

Total contract costs, exclusive of depreciation and amortization, increased $1.6 million or 9.6% to $18.2 million for the three months ended June 30, 2021, as compared to $16.6 million for the three months ended June 30, 2020. Total contract costs represented 49.8% and 52.4% of total contract revenue, respectively.

Direct payroll costs increased $2.0 million or 16.5% to $14.1 million for the three months ended June 30, 2021, as compared to $12.1 million for the three months ended June 30, 2020. Direct payroll accounted for 77.7% of total contract costs for the three months ended June 30, 2021, an increase of 5.2 percentage points as compared to 72.5% for the three months ended June 30, 2020.

Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $1.3 million or 14.1% to $10.5 million for the three months ended June 30, 2021 as compared $9.2 million for the three months ended June 30, 2020. For the three months ended June 30, 2021 and 2020, direct payroll costs represented 28.8% and 29.0% of gross contract revenue, respectively and represented 32.3% and 33.9% of the revenue attributable to our workforce, respectively.

Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $0.7 million or 19.4% to $3.6 million as compared to $2.9 million. This increase includes $0.4 million in additional bonus accrual for our variable compensation program due to improved company metrics.

Sub-consultants and other direct expenses decreased $0.5 million or 10.9% to $4.1 million for the three months ended June 30, 2021 as compared to $4.6 million for the three months ended June 30, 2020. For the three months ended June 31, 2021 and 2020, sub-consultant and other expenses represented 11.1% and 14.4% of gross contract revenue, respectively. This decrease is not indicative of an anticipated long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.

Operating Expense

Total operating expense increased $6.3 million or 50.8% to $18.7 million for the three months ended June 30, 2021 as compared to $12.4 million for the three months ended June 30, 2020.

Selling, general and administrative expenses increased $5.1 million or 42.1% to $17.2 million for the three months ended June 30, 2021, as compared to $12.1 million for the three months ended June 30, 2020. Indirect labor increased $1.2 million or 22.2% to $6.6 million as compared to $5.4 million and general overhead increased $1.2 million or 26.7% to $5.7 million as compared to $4.5 million in part because of increased costs associated with operating as a public company. During the three months ended June 30, 2021, in connection with our initial public offering, several new stock awards and event related bonuses were granted to employees. As a result, non-cash stock compensation increased $0.4 million or 57.1% to $1.1 million as compared to $0.7 million and other compensation increased $2.1 million to $2.4 million as compared to $0.3 million.

Depreciation and amortization increased $1.2 million or 400.0% to $1.5 million as compared to $0.3 million as a result of the conversion of our equipment and vehicle operating leases to capital leases on September 30, 2020. Gains on the sale of certain IT equipment and automobiles remained unchanged for the three months ended June 30, 2021 at less than $0.1 million of gain on the disposal of such assets.

Other (Income) Expense

Other (income) expense decreased by $0.3 million to $0.2 million of expense for the three months ended June 30, 2021 as compared to $0.1 million of income for the three months ended June 30, 2020. Income derived from incentives and rebates decreased by $0.1 million and interest expense increased by $0.1 million.

Income Tax Expense (Benefit)

Income tax expense decreased $1.3 million to a $0.1 million benefit, or 108.3%, from $1.2 million of expense for the three months ended June 30, 2021, and 2020. For the three months ended June 30, 2020 we were a cash basis taxpayer, which affects the timing of the payment of tax but not the expense of tax. Our effective tax rate for the three months ended June 30, 2021 decreased by 35.51 percentage points to 6.21% as compared to 41.72% for the three months ended June 30, 2020. This reduction in effective rate is primarily associated with the increase in non-cash stock expense as detailed above. Our effective rate contemplates an estimated $1.4 million research and development tax credit earned by the Company for work performed at risk.

Income (Loss) Before Tax and Net Income (Loss)

Income before tax expense decreased by $3.3 million or 117.9% to a $0.5 million loss for the three months ended June 30, 2021, as compared to $2.8 million in income for the three months ended June 30, 2020. Net income decreased by $2.0 million or 125.0% to a $0.4 million loss for the three months ended June 30, 2021, as compared to $1.6 million in income for the three months ended June 30, 2020. The decrease in net income is a result of transaction related expenses and expenses related to transitioning from a private to a public company, as described above.

Other financial information and Non-GAAP key performance indicators

Net service billing (non-GAAP)

Net service billing increased $5.3 million or 19.5% to $32.5 million for the three months ended June 30, 2021, as compared to $27.2 million for the three months ended June 30, 2020. Net service billing reconciles to gross contract revenue in thousands as follows:

	For the Three Months Ended June 30,
	2021	2020
Gross revenue	$36,524	$31,749
Less: sub-consultants and other direct expenses	4,065	4,581
Net services billing	$32,459	$27,168

Net service billing increased by 3.3 percentage points to 88.9% of gross contract revenue for the three months ended June 30, 2021, as compared to 85.6% for the three months ended June 30, 2020. This increase reflects a shift in contract mix and was positively affected by a net service billing to gross contract revenue ratio of 99.1% from acquired revenue.

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

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA decreased $0.9 million or 18.2% to $4.2 million for the three months ended June 30, 2021 as compared to $5.1 million for the three months ended June 30, 2020. Adjusted EBITDA reconciles to net income in thousands as follows:

	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
Net Income	$(439)	$1,617	$(2,056)	(127.2%)
+ interest expense	215	100	115	115.0%
+ depreciation & amortization	1,480	320	1,160	362.5%
+ tax expense	(69)	1,157	(1,226)	(106.0%)
EBITDA	$1,187	$3,194	$(2,007)	(62.8%)
+ non-recurring operating lease rent	-	842	(842)	(100.0%)
+ non-cash stock compensation	1,558	1,079	479	44.4%
+ transaction related expenses	1,440	-	1,440	100.0%
Adjusted EBITDA	$4,185	$5,115	$(930)	(18.2%)
Adjusted EBITDA margin, net	12.9%	18.8%

For the three months ended June 30, 2021, and 2020, adjusted EBITDA includes $1.6 million and $1.1 million, respectively, relating to non-cash stock compensation expenses resulting from the vesting of restricted stock awards and $1.4 million from expenses associated with our initial public offering. For the three months ended June 30, 2020, adjusted EBITDA includes $0.8 million relating to non-recurring lease expenses. On September 30, 2020, we refinanced our outstanding operating leases with Huntington Technology Finance and Enterprise Leasing to capital leases (see Credit Facilities and Other Financing herein). Accordingly, we increased our short- and long-term capital lease debt and eliminated all future rent expense relating to these operating leases. To present a meaningful representation of the impact of the new capital leasing structure on our consolidated financial results, and normalize the presentation of EBITDA, we added the non-recurring operating lease expenses to adjusted EBITDA for the three months ended June 30, 2020.

Adjusted EBITDA Margin, net (non-GAAP)

Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the three months ended June 30, 2021 and 2020, adjusted EBITDA Margin, net was 12.9% and 18.8% respectively. This decrease is in part the result of the income tax benefit (described above) during the three months ended June 30, 2021 and increased costs associated with operating as a public company.

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

Gross Contract Revenue

Gross contract revenue for the six months ended June 30, 2021 increased $7.9 million or 13.1% to $68.3 million as compared to $60.4 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, gross contract revenue attributable to work performed by our workforce increased $9.4 million, or 18.1% to $61.3 million or 89.8% of gross contract revenue as compared to $51.9 million or 85.9% for the six months ended June 30, 2020 (see Net service billing – non-GAAP).

Changes in gross contract revenue (“GCR”) for the six months ended June 30, 2021, disaggregated between our core and emerging end markets, were as follows (in thousands other than percentages):

	For the Six Months Ended June 30,
Consolidated Gross Contract Revenue	2021	%GCR	2020	%GCR	Change	% Change
Communities, homes & buildings	$46,224	67.7%	$36,009	59.7%	$10,215	28.4%
Transportation	8,295	12.1%	10,287	17.0%	(1,992)	(19.4%)
Power & Utilities	11,230	16.4%	11,190	18.5%	40	0.4%
Other emerging markets [1]	2,577	3.8%	2,874	4.8%	(297)	(10.3%)
Total:	$68,326	100.0%	$60,360	100.0%	$7,966	13.2%

Organic and Acquired Gross Contract Revenue	2021	%GCR	2020	%GCR	Change	% Change
Organic	$63,836	93.4%	$60,360	100.0%	$3,476	5.8%
Acquired	4,490	6.6%	-	0.0%	4,490	100.0%
Total:	$68,326	100.0%	$60,360	100.0%	$7,966	13.2%

[1] represents renewable energy, mining, water resources and other

For the six months ended June 30, 2021, gross revenue from our communities, homes, and buildings (“CHB”) market increased $10.2 million as compared to the six months ended June 30, 2020. The increase is attributable to a $4.3 million increase from residential and mixed-use projects, and a $5.9 million increase from commercial, municipal and other projects. Gross revenue derived from the acquisition of KTA was almost exclusively attributable to commercial projects.  As the U.S. economy recovers from the COVID-19 pandemic, we are experiencing continued expansion of demand for our CHB services. We continue to maintain a positive outlook on this market and expect it to represent most of our gross revenue for the remainder of 2021.

For the six months ended June 30, 2021, revenue from transportation decreased $2.0 million as compared to the six months ended June 30, 2020. A reduction of $1.2 million in gross revenue due to the completion of two large transportation projects in Texas and $1.2 million of reduced gross revenue between a large construction management assignment in Illinois and a right-of-way assignment in Virginia were offset by increases in gross revenue from other assignments in Florida, Illinois and West Virginia. During the six months ended June 30, 2021, we were awarded a three-year, $10 million task order contract from Cook County, Illinois relating to their Pavement Preservation and Rehabilitation program. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, and business development resources for this market.

For the six months ended June 30, 2021, revenue from power and utilities remained unchanged as compared to the six months ended June 30, 2020.  The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. As evidenced by recent increases in program commitments within the gas pipeline market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.

Our emerging markets consist of renewable energy and energy efficiency, mining, water resources, and other natural resources services. For the six months ended June 30, 2021, revenue from emerging markets decreased $0.3 million as compared to the six months ended June 30, 2020. Decreases in emerging market revenue included $0.5 million in reduced gross revenue in our Arizona mining operations offset by a $0.3 million increase in gross revenue from water resources and $0.1 million from other emerging markets such as alternative energies. Our mining services have specialized in copper mining, the demand for which is cyclical in nature and was negatively impacted by the COVID-19 pandemic. Given forecasted increases in demand for copper and the reduced impact of the COVID-19 pandemic on mining operators, we expect this market to grow over the next few years. Scarcities in water resources and the increasing need for water management gives us confidence that the water resources market will likewise grow and that we will be able to increase associated revenue accordingly, With the acquisition of KTA and the addition of other key leadership, we expect to experience continued growth from investment in renewable energy and energy transition.

For the six months ended June 30, 2021 and 2020, public sector customers, defined as direct contracts with municipalities, public agencies or governmental authorities, represented 14.1% and 16.1% of our gross contract revenue, respectively. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.

Contract costs (exclusive of depreciation and amortization)

Total contract costs, exclusive of depreciation and amortization, increased $2.1 million or 6.5% to $34.3 million for the six months ended June 30, 2021, as compared to $32.2 million for the six months ended June 30, 2020. Total contract costs represented 50.3% and 53.3% of total contract revenue, respectively.

Direct payroll costs increased $3.6 million or 15.2% to $27.3 million for the six months ended June 30, 2021 as compared to $23.7 million for the six months ended June 30, 2020. Direct payroll accounted for 79.6% of total contract costs for the six months ended June 30, 2021, an increase of 5.9 percentage points as compared to 73.7% for the six months ended June 30, 2020.

Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $1.8 million or 9.7% to $20.4 million for the six months ended June 30, 2021, as compared with $18.6 million for the six months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, direct payroll costs represented 29.9% and 30.8% of gross contract revenue, respectively and represented 33.3% and 35.8% of the revenue attributable to our workforce, respectively.

Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $1.9 million or 27.5% to $6.9 million as compared to $5.0 million. This increase includes an increase of $0.9 million in the cost of non-cash stock compensation to $1.0 million for the six months ended June 30, 2021, as compared to $0.1 million for the six months ended June 30, 2020. The increase in non-cash stock compensation is a combination of new stock awards granted during the six months ended June 30, 2021, and a reduction in the discount rates used to calculate the net present value of the repurchase liability for the six months ended June 30, 2020. This increase also includes $0.7 million in additional bonus accrual for our variable compensation program due to improved company metrics.

Sub-consultants and other direct expenses decreased $1.5 million or 17.6% to $7.0 million for the six months ended June 30, 2021 as compared to $8.5 million for the six months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, sub-consultant and other expenses represented 10.2% and 14.0% of gross contract revenue, respectively. This decrease is not indicative of a long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.

Operating Expense

Total operating expense increased $8.0 million or 32.3% to $32.8 million for the six months ended June 30, 2021 as compared to $24.8 million for the six months ended June 30, 2020.

Selling, general and administrative expenses increased $5.8 million or 24.0% to $30.0 million for the six months ended June 30, 2021, as compared to $24.2 million for the six months ended June 30, 2020. Indirect labor increased $1.7 million to $12.7 million as compared to $11.0 million. During the six months ended June 30, 2021, in connection with our initial public offering, several new stock awards and event related bonuses were granted to employees. As a result, non-cash stock compensation increased $1.3 million or 325% to $1.7 million as compared to $0.4 million and other compensation increased $2.2 million to $2.7 million as compared to $0.5 million.

Depreciation and amortization increased $2.3 million or 383.3% to $2.9 million as compared to $0.6 million because of the conversion of our equipment and vehicle operating leases to capital leases on September 30, 2020. Gains on the sale of certain IT equipment and automobiles remained unchanged for the six months ended June 30, 2021 at less than $0.1 million of gain on the disposal of such assets.

Other (Income) Expense

Other (income) expense changed by $0.5 million to $0.4 million of expense for the six months ended June 30, 2021 as compared to $0.1 million of income for the six months ended June 30, 2020. Income derived from incentives and rebates decreased by $0.2 million and interest expense increased by $0.2 million.

Income Tax Expense

Income tax expense decreased by $1.2 million, or 85.7%, to $0.2 million for the six months ended June 30, 2021, as compared to $1.4 million for the six months ended June 30, 2020. Our income tax expense includes an estimated $1.4 million research and development tax credit earned by the Company for work performed at risk. Effective upon the completion of our initial public offering our tax status converted from cash basis to accrual basis, retroactive to January 1, 2021. This affects the timing of the payment of tax but not the expense of tax. Our effective tax rate for the six months ended June 30, 2021 decreased by 10.68 percentage points to 30.70% as compared to 41.38% for the six months ended June 30, 2020. This reduction in effective rate is primarily associated with the increase in non-cash stock expense detailed above and the elimination of non-deductible expenses associated with the liability to shares subject to repurchase and redeemable common stock. Excluding discrete items, our effective rate for the six months ended June 30, 2021 was 6.21%.

Income Before Tax and Net Income

Income before tax expense decreased by $2.7 million or 77.1% to $0.8 million for the six months ended June 30, 2021 as compared to $3.5 million for the six months ended June 30, 2020. Net income decreased by $1.5 million or 75.0% to $0.5 million for the six months ended June 30, 2021 as compared to $2.0 million for the six months ended June 30, 2020. The decrease in net income is a result of transaction related expenses and expenses related to transitioning from a private to a public company during the six months ended June 30, 2021, as described above.

Other financial information and Non-GAAP key performance indicators

Net service billing (non-GAAP)

Net service billing increased $9.4 million or 18.1% to $61.3 million for the six months ended June 30, 2021 as compared to $51.9 million for the six months ended June 30, 2020. Net service billing reconciles to gross revenue in thousands as follows:

	For the Six Months Ended June 30,
	2021	2020
Gross revenue	$68,326	$60,360
Less: sub-consultants and other direct expenses	6,999	8,459
Net services billing	$61,327	$51,901

Net service billing increased by 3.8 percentage points to 89.8% of gross contract revenue for the six months ended June 30, 2021 as compared to 86.0% for the six months ended June 30, 2020. This increase reflects a shift in contract mix and was positively affected by a net service billing to gross contract revenue ratio of 98.7% from acquired revenue.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA increased $1.6 million or 23.0% to $8.3 million for the six months ended June 30, 2021 as compared to $6.7 million for the six months ended June 30, 2020. Adjusted EBITDA reconciles to net income in thousands as follows:

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Net Income	$542	$2,043	$(1,501)	(73.5%)
+ interest expense	434	249	185	74.3%
+ depreciation & amortization	2,908	640	2,268	354.4%
+ tax expense	240	1,447	(1,207)	(83.4%)
EBITDA	$4,124	$4,379	$(255)	(5.8%)
+ non-recurring operating lease rent	-	1,789	(1,789)	(100.0%)
+ non-cash stock compensation	2,707	536	2,171	405.0%
+ transaction related expenses	1,440	-	1,440	100.0%
Adjusted EBITDA	$8,271	$6,704	$1,567	23.0%
Adjusted EBITDA margin, net	13.5%	12.9%

For the six months ended June 30, 2021, and 2020, adjusted EBITDA includes $2.7 million and $0.5 million, respectively, relating to non-cash stock compensation expenses resulting from the vesting of restricted stock awards and $1.4 million from transaction bonuses. For the six months ended June 30, 2020, adjusted EBITDA includes $1.8 million relating to non-recurring lease expenses.

Adjusted EBITDA Margin, net (non-GAAP)

Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the six months ended June 30, 2021 and 2020, adjusted EBITDA Margin, net was 13.5% and 12.9% respectively.

Backlog (other key performance metrics)

Our backlog increased $7.5 million or 6.5% to $123.5 million during the three months ended June 30, 2021, as compared to $116.0 million at March 31, 2020 and $10.5 million or 9.3% for the six months ended June 30, 2021, as compared to $113.0 million at December 31, 2020. At June 30, 2021 and December 31, 2020 our backlog was comprised as follows:

	June 30, 2021	December 31, 2020
Communities, homes & buildings	50%	43%
Transportation	25%	28%
Power & Utilities	21%	25%
Other emerging markets	4%	4%

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our credit facility, lease financing and proceeds from stock sales. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition related payments. Prior to September 30, 2020, we typically funded capital expenditures for vehicles, IT and design infrastructure, geomatics technology and field survey production equipment through operating lease facilities. On September 30, 2020, we refinanced our primary operating leases to capital leases. Our two primary lease finance providers are Huntington Technology Finance and Enterprise Leasing.  We regularly monitor our capital requirements and believe our sources of liquidity, including existing cash, cash flow from operations and borrowing availability under our credit and lease facilities will be sufficient to fund our projected cash requirements and strategic initiatives for the next year.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the Six Months Ended June 30,
Consolidated Statement of Cash Flows (amounts in thousands)	2021	2020
Net cash provided by (used in) operating activities	$(472)	$8,323
Net cash provided by (used in) investing activities	(1,570)	(1,442)
Net cash provided by (used in) financing activities	40,201	(6,167)
Change in cash, cash equivalents and restricted cash	38,159	714
Cash and cash equivalents, end of period	38,545	1,223

Operating Activities

During the six months ended June 30, 2021, net cash used in operating activities was $0.5 million, which primarily consisted of our $0.5 million net profit, adjusted for stock-based compensation expense of $2.7 million, depreciation and amortization expense of $2.9 million, and a decrease in deferred taxes of $1.3 million, offset by a net cash outflow of $5.5 million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $9.4 million increase in accounts receivable resulting from increased billing to our clients, a $1.1 million increase in prepaid expenses primarily due to the purchase of fiduciary directors and officer’s insurance and a $0.7 million increase in contract assets and liabilities, partially offset by a $5.8 million increase in accounts payable and accrued expense.

During the six months ended June 30, 2020, net cash provided by operating activities was $8.3 million, which primarily consisted of our $2.0 million net profit, adjusted for stock-based compensation of $0.5 million and depreciation and amortization of $0.6 million and a net cash inflow of $4.4 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $2.6 million increase in accounts payable and accrued expense, a $1.0 million increase in prepaid expense and a $0.7 million increase in contract assets and liabilities.

Investing Activities

Net cash used in investing activities increased by $0.2 million to $1.6 million for the six months ended June 30, 2021 as compared to $1.4 million for the six months ended June 30, 2020. The increase in net cash used for investing is primarily attributable to the KTA acquisition inclusive of $0.6 million cash paid to the sellers in connection with the closing.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2021 was $40.2 million compared to net cash used in financing activities of $6.2 million for the six months ended June 30, 2020, an increase of $46.4 million. The increase in net cash provided by financing is primarily attributable to net proceeds of $47.1 million from our initial public offering, net of underwriting discounts commissions and other offering costs, offset by $0.6 million of payments for the purchase of treasury stock.

Credit Facilities and Other Financing

On June 30, 2021, we maintained a $17.0 million revolving credit facility with Bank of America, our primary lender. Under the terms of the credit facility, available cash in our primary operating account sweeps against the outstanding balance every evening. As of June 30, 2021, we did not have a balance on this revolving line of credit as we used a portion of the net proceeds from our initial public offering to satisfy this obligation. On July 30, 2021, we entered into a Sixth Amendment to the Credit Agreement whereby the maturity date of the Revolving Line was extended to July 31, 2023. The Sixth Amendment eliminated the adjusted debt to EBITDA covenant along with certain administrative requirements and established the Secured Overnight Financing Rate (SOFR) as the replacement for LIBOR. Additional modifications to the Revolving Line included expanded allowances for acquisition and reduced interest rate spreads, among other things.

We have master lease facilities with Huntington Technology Finance and Enterprise Leasing. The Huntington Technology Finance lease facility finances our acquisition of IT infrastructure, geomatics and survey equipment, furniture and other long-lived assets. The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. We maintain a fleet of approximately 200 vehicles at any given time. Both leasing facilities allow for both operating and capital leasing. We treat operating lease payments as rental expenses included in selling, general and administrative expenses and allocate capital lease payments between amortization and interest. On September 30, 2020, we converted our Huntington and Enterprise operating leases to capital leases and recorded the associated equipment purchases and capital lease liability, current and non-current. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $0.4 million per month. We use the incremental borrowing rate on our revolving line of credit, to calculate the present value on new leases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – not yet updated

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended June 30, 2021.

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

Issuer Purchase of Equity Securities

The following table summarizes the purchases of shares of our common stock made by us during the three months ended June 30, 2021 (in thousands, except share data and average price per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/21 - 4/30/21	-	-	-	-
5/1/21 - 5/31/21	1,800	12.80	-	-
6/1/21 - 6/30/21	670	13.85	-	-

We repurchased 670 shares of common stock which were tendered by employees to satisfy required tax withholding obligations arising from the vesting of restricted shares of common stock. In satisfaction of our obligations upon exercise of outstanding put options we repurchased 1,800 shares of our common stock. There are no remaining put options outstanding.

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

BOWMAN CONSULTING GROUP LTD.

Date: August 12, 2021	By:	/s/ Gary Bowman
Gary Bowman
President, CEO and Chairman (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Bruce Labovitz
Bruce Labovitz
Chief Financial Officer (Principal Financial Officer)