Form 10-Q
period 2021-09-30
Bowman Consulting Group Ltd.
filed 2021-11-12
CIK 1847590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of November 12, 2021, the registrant had 11,311,488 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash and equivalents	$38,745	$386
Accounts Receivable, net	34,964	24,183
Contract assets	8,668	7,080
Notes receivable - officers, employees, affiliates, current portion	1,120	1,182
Prepaid and other current assets	3,858	2,271
Total current assets	87,355	35,102
Non-Current Assets
Property and equipment, net	17,864	15,357
Goodwill	13,484	9,179
Notes receivable	903	903
Notes receivable - officers, employees, affiliates, less current portion	1,273	1,297
Other intangible assets, net	2,789	1,131
Other assets	687	669
Total Assets	$124,355	$63,638
LIABILITIES AND EQUITY
Current Liabilities
Bank line of credit	-	3,481
Accounts payable and accrued liabilities, current portion	18,634	12,203
Contract liabilities	2,558	1,943
Notes payable, current portion	2,222	1,592
Deferred rent, current portion	674	619
Capital lease obligation, current portion	4,625	3,495
Total current liabilities	28,713	23,333
Non-Current Liabilities
Other non-current obligations	1,243	1,244
Notes payable, less current portion	4,377	2,829
Deferred rent, less current portion	4,217	4,278
Capital lease obligation, less current portion	8,855	7,503
Deferred tax liability, net	5,133	6,472
Common shares subject to repurchase	7	842
Total liabilities	$52,545	$46,501
Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 30,000,000 shares authorized; 13,367,535 shares issued and 11,179,120 outstanding, and 7,840,244 shares issued and 5,744,594 outstanding, respectively	134	2
Additional paid-in-capital	113,531	58,866
Treasury Stock, at cost; 2,188,415 and 2,095,650, respectively	(17,215)	(16,022)
Stock subscription notes receivable	(439)	(609)
Accumulated deficit	(24,201)	(25,100)
Total shareholders' equity	$71,810	$17,137
TOTAL LIABILITIES AND EQUITY	$124,355	$63,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Gross Contract Revenue	$39,715	$31,766	$108,041	$92,126
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	15,531	13,035	42,873	36,768
Sub-consultants and expenses	3,967	6,354	10,967	14,814
Total contract costs	19,498	19,389	53,840	51,582
Operating Expenses:
Selling, general and administrative	18,373	14,425	48,328	38,555
Depreciation and amortization	1,598	311	4,506	952
(Gain) loss on sale	(46)	(30)	(99)	(45)
Total operating expenses	19,925	14,706	52,735	39,462
Income (loss) from operations	292	(2,329)	1,466	1,082
Other (income) expense	314	(102)	706	(179)
Income (loss) before tax expense	(22)	(2,227)	760	1,261
Income tax (benefit) expense	(379)	(979)	(139)	467
Net income (loss)	$357	$(1,248)	$899	$794

Earnings allocated to non-vested shares	71	-	165	41
Net income (loss) attributable to common shareholders	$286	$(1,248)	$734	$753

Earnings (loss) per share
Basic	$0.03	$(0.22)	$0.10	$0.14
Diluted	$0.03	$(0.22)	$0.10	$0.13
Weighted average shares outstanding:
Basic	8,920,505	5,567,523	7,003,462	5,569,177
Diluted	8,935,274	5,567,523	7,008,440	5,604,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For The Three Months Ended September 30, 2021 and 2020

(Amounts in thousands except per share data)

(Unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Stock Subscription Notes	Accumulated	Total Shareholders' Equity
	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit	(Deficit)
Balance at June 30, 2020	7,274,701	$-	$-	(1,361,160)	$(6,699)	$-	$(11,219)	$(17,918)
Issuance of new common shares	49,560	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	(694,489)	(8,813)	-	-	(8,813)
Issuance of common shares under stock compensation plan	12,626	-	-	-	-	-	-	-
Common shares subject to repurchase liability	-	-	-	-	-	-	(1)	(1)
Fair value adjustment to redeemable common stock	-	-	-	-	-	-	(10,235)	(10,235)
Net Income	-	-	-	-	-	-	(1,248)	(1,248)
Balance at September 30, 2020	7,336,887	$-	$-	(2,055,649)	$(15,512)	$-	$(22,703)	$(38,215)

Balance at June 30, 2021	13,273,673	$133	$110,218	(2,181,428)	$(17,117)	$(542)	$(24,558)	$68,134
Issuance of new common shares	32,143	-	428	-	-	-	-	428
Purchase of treasury stock	-	-	-	(6,987)	(98)	-	-	(98)
Issuance of common shares under stock compensation plan	39,804	-	-	-	-	-	-	-
Issuance of new common shares under employee stock purchase plan	21,915	1	254	-	-	-	-	255
Stock based compensation	-	-	2,634	-	-	-	-	2,634
Collections on stock subscription notes receivable	-	-	-	-	-	103	-	103
Capital reduction related to acquisition	-	-	(3)	-	-	-	-	(3)
Net Income	-	-	-	-	-	-	357	357
Balance at September 30, 2021	13,367,535	$134	$113,531	(2,188,415)	$(17,215)	$(439)	$(24,201)	$71,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For The Nine Months Ended September 30, 2021 and 2020

(Amounts in thousands except per share data)

(Unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Stock Subscription Notes	Accumulated	Total Shareholders' Equity
	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit	(Deficit)
Balance at January 1, 2020	7,052,064	$-	$-	(1,248,352)	$(5,925)	$-	$(17,358)	$(23,283)
Issuance of new common shares	69,827	-	-	-	-	-	-	-
Purchase of treasury stock	(2,950)	-	-	(807,297)	(9,587)	-	-	(9,587)
Issuance of new common shares under stock compensation plan	217,946	-	-	-	-	-	-	-
Common shares subject to repurchase liability	-	-	-	-	-	-	656	656
Fair value adjustment to redeemable common stock	-	-	-	-	-	-	(6,795)	(6,795)
Net Income	-	-	-	-	-	-	794	794
Balance at September 30, 2020	7,336,887	$-	$-	(2,055,649)	$(15,512)	$-	$(22,703)	$(38,215)

Balance at January 1, 2021	7,840,244	$2	$58,866	(2,095,650)	$(16,022)	$(609)	$(25,100)	$17,137
Issuance of new common shares upon initial public offering	3,805,925	38	47,066	-	-	-	-	47,104
Issuance of new common shares	96,136	1	1,274	-	-	-	-	1,275
Purchase of treasury stock	-	21	(21)	(92,765)	(1,193)	-	-	(1,193)
Issuance of new common shares under stock compensation plan	1,603,315	21	(21)	-	-	-	-	-
Issuance of new common shares under employee stock purchase plan	21,915	0	255	-	-	-	-	255
Stock based compensation	-	-	5,361	-	-	-	-	5,361
Collections on stock subscription notes receivable	-	-	-	-	-	170	-	170
Conversion of common shares subject to repurchase liability to permanent equity	-	51	827	-	-	-	-	878
Capital reduction related to acquisition	-	-	(76)	-	-	-	-	(76)
Net Income	-	-	-	-	-	-	899	899
Balance at September 30, 2021	13,367,535	$134	$113,531	(2,188,415)	$(17,215)	$(439)	$(24,201)	$71,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$899	$794
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization - property, plant and equipment	4,283	762
Amortization of intangible assets	223	190
Gain on sale of assets	(99)	(45)
Bad debt	266	2,507
Stock based compensation	5,341	4,055
Deferred taxes	(1,340)	297
Deferred rent	(6)	562
Changes in operating assets and liabilities
Accounts Receivable	(10,015)	369
Contract Assets	(961)	4,179
Prepaid expenses	(430)	702
Other Assets	(1,032)	(285)
Accounts payable and accrued expenses	6,132	819
Contract Liabilities	(31)	(5,977)
Net cash provided by operating activities	3,230	8,929
Cash Flows from Investing Activities:
Purchases of property and equipment	(609)	(930)
Proceeds from sale of assets	100	45
Amounts advanced under loans to shareholders	(473)	(878)
Payments received under loans to shareholders	88	195
Amounts advanced under notes receivable	-	(414)
Payments received under notes receivable	-	4
Acquisitions of businesses, net of cash acquired	(3,000)	-
Collections under stock subscription notes receivable	170	144
Net cash used in investing activities	(3,724)	(1,834)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	47,104	-
Net payments under revolving line of credit	(3,481)	(5,717)
Repayments under fixed line of credit	(540)	(306)
Borrowings under fixed line of credit	-	1,985
Repayment under notes payable	(735)	(1,496)
Payments on capital leases	(3,208)	(189)
Payment of contingent consideration from acquisitions	(2)	(104)
Payments for purchase of treasury stock	(582)	(1,261)
Proceeds from issuance of common stock	297	45
Net cash provided by (used in) financing activities	38,853	(7,043)
Net increase in cash and cash equivalents	38,359	52
Cash and cash equivalents, beginning of period	386	509
Cash and cash equivalents, end of period	$38,745	$561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest	$647	$402
Cash paid for income taxes	$1,040	$228
Non-cash investing and financing activities
Property and equipment acquired under capital lease	$(5,704)	$(10,962)
Stock redemption for exercise of stock option	$139	-
Issuance of common stock for a note receivable	-	$(533)
Stock redemption for payment of shareholder loans	-	$1,457
Stock redemption for payment on note receivable	-	$6,130
Issuance of notes payable for purchase of intangible asset	$(3,450)	-
Issuance of notes payable for redemption of stock	-	$(604)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business and Basis of Presentation

Nature of Business

Bowman Consulting Group Ltd. and its affiliates (“Bowman” or “we” or the “Company”) incorporated in the Commonwealth of Virginia on June 5, 1995, and reincorporated in the State of Delaware on November 13, 2020. Bowman is a professional services firm delivering innovative solutions to the marketplace of customers who own, develop and maintain the built environment. Within that arena, we provide planning, design, engineering, geomatics, survey, construction management, environmental consulting and land procurement services to markets that encompass the buildings in which people live, work and learn in. As well as the systems that provide water, electricity and other vital services, and the roads, bridges, and transportation systems used to get from place to place. We provide services to customers through fixed-price and time-and-material based contracts containing multiple milestones and independently priced deliverables. Typically, contract awards are on a negotiated basis, ranging in value from a few thousand dollars to multiple millions of dollars and can have varying durations depending on the size, scope, and complexity of the project.

The Company’s workforce typically provides the full scope of engineering and other contract services. However, with respect to certain specialty services or other compliance requirements within a particular contract we may engage third-party sub-consultants. The Company’s headquarters is located in Reston, VA and the Company has over 30 offices throughout the United States.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

 Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contract with Customers (“ASC Topic 606”) provides a single comprehensive revenue recognition framework and supersedes almost all revenue recognition guidance including industry-specific revenue guidance. To determine the proper revenue recognition method under ASC Topic 606, the Company evaluates whether two or more contracts should be combined and accounted for as one single contract and if so, whether to account for the combined or single contract as more than one performance obligation. In general, the Company has concluded that there is a single performance obligation because the promise to transfer individual goods or services is not separately identifiable from the commitment to the deliverable of the contract and, therefore, is not distinct.

The Company generally recognizes revenue over time as control transfers to a customer based upon the extent of progress towards satisfaction of the performance obligation. For services delivered under fixed price contracts, the Company uses the ratio of actual costs incurred to total estimated costs at completion (an input method) as a reasonable measure of progress towards the satisfaction of a performance in order to estimate the portion of revenue earned. A contract containing a mix of hourly and fixed fee assignments may be characterized as one lump sum contract for purposes of ASC Topic 606. As such, a contract must contain hourly billed components exclusively to qualify for the as-billed practical expedient in ASC Topic 606. For the three and nine months ended September 30, 2021, the Company derived 96.2% and 95.5% of its revenue from contracts classified as lump sum, and 3.8% and 4.5% of its revenue from exclusively time and material contracts, respectively. The Company had approximately $114.6 million in remaining performance obligations as of September 30, 2021 of which it expects to recognize approximately 99.1% within the next twelve months and the remaining 0.9% thereafter.

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

The Company is subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the nine months ended September 30, 2021, or the year ended December 31, 2020. The Company’s customers are located throughout the United States. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.

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

As of September 30, 2021 and December 31, 2020:

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

•

As of December 31, 2020 the liability related to shares subject to repurchase is recognized at fair value using Level 3 inputs that were primarily determined based on the contractual settlement price as defined by the terms of the Company’s Shareholders’ Buy-Sell Agreement. As of September 30, 2021 the liability related to shares subject to repurchase is recognized at fair value using Level 1 inputs as there is an active market for the Company’s publicly traded stock. For further discussion, see Note 15, Stock Bonus Plan.

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

 The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company’s effective tax rate for the nine months ended September 30, 2021 and 2020 was (18.6%) and 37.03%.

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

3. Earnings per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2021 and 2020. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings of the Company. The dilutive effect of options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee Stock Purchase Plan is reflected in diluted earnings per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The Company uses the two-class method to determine earnings per share.

 For calculating basic earnings per share, for the three and nine months ended September 30, 2021, the weighted average number of shares outstanding exclude 2,194,343 and 1,541,174 non-vested restricted shares and 21,499 and 36,246 unexercised substantive options. The computation of diluted earnings per share for the three and nine months ended September 30, 2021 did not assume the effect of restricted shares or substantive options because the effects were antidilutive.

For calculating basic earnings per share, for the three and nine months ended September 30, 2020, the weighted average number of shares outstanding exclude 310,922 and 253,141 non-vested restricted shares and 55,548 and 52,673 substantive options. The computation of diluted earnings per share for the three and nine months ended September 30, 2020 did not assume the effect of restricted shares or substantive options because the effects were antidilutive.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net income (loss)	$357	$(1,248)	$899	$794
Earnings allocated to non-vested shares	71	-	165	41
Subtotal	$286	$(1,248)	$734	$753
Denominator
Weighted average common shares outstanding	8,920,505	5,567,523	7,003,462	5,569,177
Effect of dilutive nominal options	-	-	-	4,396
Effect of dilutive contingently earned shares	14,769	-	4,978	31,231
Dilutive average shares outstanding	8,935,274	5,567,523	7,008,440	5,604,804
Basic earnings (loss) per share	$0.03	$(0.22)	$0.10	$0.14
Dilutive earnings (loss) per share	$0.03	$(0.22)	$0.10	$0.13

4. Acquisitions

Business Combinations

McFarland-Dyer & Associates, Inc.

In the third quarter of 2021, the Company signed a purchase agreement to acquire McFarland-Dyer & Associates, Inc. (“MDA”), with an effective date of August 1, 2021. MDA is a landscape architectural, land planning, civil engineering and land surveying firm based in Suwanee, GA. The Company paid total consideration of $4.0 million, which was comprised of 32,143 shares of common stock, at $12.85 per share, for a total of $0.4 million, plus $3.6 million in cash, promissory note and assumed liabilities. The promissory note has a 3.25% interest rate with equal quarterly payments beginning on January 15, 2022 and ending April 15, 2024.

The purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to have the promissory note increased by a maximum of $0.7 million based on certain financial performance thresholds measured quarterly from December 31, 2021 through June 30, 2022. The Company initially recorded a $57,000 liability to contingent consideration in connection with the acquisition. The Company will quarterly evaluate its estimated liability to the contingent consideration and adjust the balance if necessary.

The acquisition of MDA allows Bowman to further enhance its land architectural and civil engineering competencies thereby allowing the Company to broaden its offerings and better serve its public and private sector customers.

The following summarizes the preliminary calculations of the fair values of MDA assets acquired and liabilities assumed as of the acquisition date (in thousands):

Total Purchase Price	$3,967
Purchase Price Allocation:
Accounts Receivable	1,033
Contract assets	410
Property and equipment, net	39
Intangible Assets	990
Other assets	34
Accounts payable and other current liabilities	(70)
Contract liabilities	(230)
Total identifiable assets	$2,206
Goodwill	1,761
Net assets acquired	$3,967

The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of MDA’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

Identified intangible assets are comprised of customer relationships and contract rights for a total amount of $1.0 million, to be amortized over an estimated useful life of 15 years and 2.4 years, respectively.

5. Disaggregation of Revenue and Contract Balances

The Company generally recognizes revenue over time as control transfers to a customer based upon the extent of progress towards satisfaction of the performance obligation. For services delivered under fixed price contracts, the Company uses the ratio of actual costs incurred to total estimated costs at completion (an input method) as a reasonable measure of progress towards the satisfaction of a performance in order to estimate the portion of revenue earned. A contract containing a mix of hourly and fixed fee assignments may be characterized as one lump sum contract for purposes of ASC Topic 606. As such, a contract must contain hourly billed components exclusively to qualify for the as-billed practical expedient in ASC Topic 606. For the three and nine months ended September 30, 2021, the Company derived 96.2% and 95.5% of its revenue from contracts classified as lump sum, and 3.8% and 4.5% of its revenue from exclusively time and material contracts, respectively. The Company had approximately $114.6 million in remaining performance obligations as of September 30, 2021 of which it expects to recognize approximately 99.1% within the next twelve months and the remaining 0.9% thereafter.

The Company recognized $0.1 million and $1.3 million of revenue for the three and nine months ended September 30, 2021, which was included in the contract liabilities balance as of December 31, 2020 and $0.4 million and $4.5 million of revenue for the three and nine months ended September 30, 2020, which was included in the contract liabilities balance as of December 31, 2019.

6. Contracts in Progress

The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Costs incurred on uncompleted contracts	$148,335	$113,856
Estimated contract earnings in excess of costs	198,528	151,423
Estimated contract earnings to date	346,863	265,279
Less: billed to date	(340,753)	(260,142)
Net contract assets	$6,110	$5,137

7. Notes Receivable

The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The following is a summary of these notes receivable (in thousands):

	September 30, 2021	December 31, 2020
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 3.25% - 5.5%. The notes receivable mature through December 2021.	$2,393	$2,479
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2023.	903	903
Total:	3,296	3,382
Less: current portion
Officers, employees and affiliates	(1,120)	(1,182)
Unrelated third party	-	-
Noncurrent portion	$2,176	$2,200

Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. During the nine months ended September 30, 2021, interest accrued on the notes receivable at the stipulated rates between 3.25% and 5.50%.

8. Property and Equipment, Net

Property and equipment for fixed assets are as follows (in thousands):

	September 30, 2021	December 31, 2020
Computer equipment	$1,260	$1,276
Survey equipment	4,444	4,444
Vehicles	460	463
Furniture and fixtures	1,661	1,638
Leasehold improvements	6,727	5,887
Software	283	283
Fixed assets pending lease financing [1]	351	146
Total:	15,186	14,137
Less: accumulated depreciation	(10,460)	(9,912)
Property and Equipment, net of capital leased assets	$4,726	$4,225

[1] assets acquired which will be re-financed under the Company's capital lease facilities

Depreciation expense for fixed assets for the three and nine months ended September 30, 2021 was $0.2 million and $0.6 million, respectively. Depreciation expense for fixed assets for the three and nine months ended September 30, 2020 was $0.2 million and $0.6 million, respectively.

Property and equipment for capital leased assets are as follows (in thousands):

	September 30, 2021	December 31, 2020
Equipment	$13,393	$8,590
Vehicles	4,516	3,825
Total:	17,909	12,415
Less: accumulated amortization on leased assets	(4,771)	(1,283)
Capital Leased Assets, net	$13,138	$11,132

Amortization expense for capital leased assets for the three and nine months ended September 30, 2021 was $1.3 million and $3.7 million, respectively. Amortization expense for capital leased assets for the three and nine months ended September 30, 2020 was $0.1 million and $0.2 million, respectively.

9. Goodwill

The following is a summary of goodwill resulting from business acquisitions held by the Company at September 30, 2021 and December 31, 2020 (in thousands):

Goodwill
Balance as of December 31, 2020	$9,179
Acquisition - KTA Group	2,544
Acquisition - McFarland-Dyer & Associates	1,761
Balance as of September 30, 2021	$13,484

10. Intangible Assets

Total intangible assets consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$2,192	$(534)	$1,658	$809	$(382)	$427
Contract rights	488	(185)	303	150	(150)	-
Leasehold	160	(13)	147	-	-	-
Non-complete agreement	137	(137)	-	137	(114)	23
Domain name	281	-	281	281	-	281
Licensing rights	400	-	400	400	-	400
Total	$3,658	$(869)	$2,789	$1,777	$(646)	$1,131

The domain name and licensing rights acquired during the year ended December 31, 2020 for a total of $0.7 million have indefinite useful lives.

The following table summarizes the weighted average useful lives of intangible assets by asset class used for straight-line expense purposes:

	September 30, 2021	December 31, 2020
Customer relationships	12.8	5.0
Contract rights	2.4	2.0
Leasehold	9.2	-
Non-compete agreement	3.0	3.0

Amortization expense for the three and nine months ended September 30, 2021 was $0.1 million and $0.2 million, respectively. Amortization expense for the three and nine months ended September 30, 2020 was $0.1 million and $0.2 million, respectively.

Future amortization for the remainder of 2021 and for the succeeding years is as follows (in thousands):

2021	$100
2022	397
2023	336
2024	102
2025	102
Thereafter	1,071
Total	$2,108

11. Bank Revolving Line of Credit and Fixed Credit Facilities

In 2017, the Company entered into a credit agreement (“the Credit Agreement”) with Bank of America (“the Bank”) which included a revolving line of credit (“the Revolving Line”) and a non-revolving line of credit (“the Fixed Line #1”). The Revolving Line allowed for repayments and re-borrowings. The maximum advance was equal to the lesser of $12.4 million (“the Credit Limit”) or the Borrowing Base as defined in the Credit Agreement. The Borrowing Base is computed based upon a percentage of eligible receivables within each aging category under 120 days and is further refined for customer type. Receivables more than 120 days and those from related parties or affiliates are not considered to be eligible receivables for the Borrowing Base.

During the year ended December 31, 2019, the Credit Limit increased to $15.0 million. During the year ended December 31, 2019, a second non-revolving line of credit was established (Fixed Line #2). During the year ended December 31, 2020, the Company entered into an additional credit agreement with Bank of America (Facility #4). Both credit agreements contained certain financial covenants including fixed charge coverage ratio, debt to EBITDA and adjusted debt to EBITDA, all of which the Company complied with on September 30, 2021 and December 31, 2020.

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

As of June 30, 2021, the Revolving Line required monthly payments of interest at the greater of the London Interbank Offered Rate (LIBOR) daily floating rate or 1.25% plus an applicable rate which varied between 2.35% and 2.95% based on the Company achieving certain leverage ratios as defined in the Credit Agreement. On September 30, 2021, and September 30, 2020, the interest rate was 3.60% and 3.25%, respectively. All outstanding principal is due upon expiration, which was extended to July 31, 2023, when the Company entered into the Sixth Amendment to the Credit Agreement. The Revolving Line is reported as bank line of credit on the consolidated balance sheets. On September 30, 2021 and December 31, 2020, the outstanding balance on the Revolving Line was $0 and $3.5 million, respectively.

Fixed Line #1 has a maximum advance of $1.0 million and does not allow for re-borrowings and is included in Notes Payable (see Note 12). Beginning October 1, 2017, the Company began paying interest on a monthly basis at a rate per year equal to LIBOR plus 2.75%. On September 30, 2021 and September 30, 2020, the interest rate was 2.83% and 2.90%, respectively. Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2018, the Company is obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in August 2023. On September 30, 2021 and December 31, 2020, the outstanding balance on Fixed Line #1 was $0.4 million and $0.5 million, respectively.

Fixed Line #2 has a maximum advance of $1.0 million and does not allow for re-borrowings and is included in Notes Payable (see Note 12). On April 1, 2020, the Company began paying interest monthly at a rate per year equal to LIBOR plus 2.00%. On September 30, 2021, the interest rate was 2.08%. Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2020, the Company is obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in September 2025. On September 30, 2021 and December 31, 2020, the outstanding balance on Fixed Line #2 was $0.8 million and $0.9 million, respectively.

Facility #4 is a term loan with a principal loan amount of $1.0 million and is included in Notes Payable (see Note 12). The loan is to be repaid over thirty-six months beginning April 13, 2020 through maturity on March 13, 2023. The payments consist of principal and interest in equal combined installments of $29,294. The interest rate on this loan is 3.49%. On September 30, 2021 and December 31, 2020, the outstanding balance on Facility #4 was $0.5 million and $0.8 million, respectively.

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

Interest expense on the Revolving and Fixed Lines totaled $12,000 and $0.1 million during the three and nine months ended September 30, 2021. Interest expense on the Revolving and Fixed Lines totaled $35,000 and $0.2 million during the three and nine months ended September 30, 2020.

12. Notes Payable

Notes payable consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Related parties:
Shareholders - Interest accrues annually at rates ranging from 0.00% - 6.25%. The notes payable mature on various dates through October 2025.	$4,767	$2,202
Unrelated third parties:
Note payable for purchase of intangible asset	150	-
Fixed line notes payable - see note 11	1,682	2,219
Total	6,599	4,421
Less: current portion	(2,222)	(1,592)
Noncurrent portion	$4,377	$2,829

The Company’s chairman and Chief Executive Officer guarantees certain of the notes payable, and certain of the notes payable are subordinate to the terms of the Credit Agreement disclosed in Note 11.

Interest expense attributable to the notes payable totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively. Interest expense attributable to the notes payable totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively.

Future principal payments on notes payable for remainder of 2021 and succeeding years are as follows (in thousands):

2021	$744
2022	2,276
2023	1,932
2024	1,286
2025	361
Total	$6,599

13. Related Party Transactions

The Company leases commercial office space from BCG Chantilly, LLC (BCC), an entity in which Mr. Bowman, Mr. Bruen and Mr. Hickey collectively own a 63.6% interest. As of September 30, 2021 and December 31, 2020 there were no amounts due to or receivables due from BCC. Rent expense for the three and nine months ended September 30, 2021 was $21,000 and $61,000, respectively. Rent expense for the three and nine months ended September 30, 2020 was $20,000 and $60,000, respectively.

Bowman Lansdowne Development, LLC (BLD) is an entity in which Mr. Bowman, Mr. Bruen, Mr. Hickey have an ownership interest. On September 30, 2021 and December 31, 2020, the Company’s notes receivable included $0.5 million and $0.5 million, respectively, from BLD.

Lansdowne Development Group, LLC (LDG) is an entity in which BLD has a minority ownership interest. On September 30, 2021 and December 31, 2020, our accounts receivable included $0.1 million and $0.1 million, respectively, due from LDG. On September 30, 2021 and December 31, 2020, notes receivable included $0.4 million and $0.4 million, respectively from LDG.

Bowman Realty Investments 2010, LLC (BR10) is an entity in which Mr. Bowman, Mr. Bruen, Mr. Hickey have an ownership interest. On September 30, 2021 and December 31, 2020, the Company’s notes receivable included $0.2 million and $0.2 million, respectively, from BR10.

Alwington Farm Developers, LLC (AFD) is an entity in which BR10 has a minority ownership interest. On September 30, 2021 and December 31, 2020, notes receivable included $1.2 million and $1.2 million, respectively, from AFD.

During the nine months ended September 30, 2021 and 2020, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $0.1 million and $0, respectively. These entities were billed $0.1 million and $0, respectively.

Bowman Realty Investments 2013 LLC (BR13) is an entity in which Mr. Bowman, Mr. Bruen, and Mr. Hickey have an ownership interest.

Leesburg Acquisition Partners (LAP) is an entity in which Mr. Bowman, Mr. Bruen and Mr. Hickey have an ownership interest. During the three months ended September 30, 2021, the Company made $28,808 of back charge payments relating to work performed for LAP in prior years.

On September 30, 2021 and December 31, 2020, the Company was due $0.4 million and $0.6 million, respectively, from shareholders under the terms of stock subscription notes receivable.

On September 30, 2021 and December 31, 2020, the Company owed $0.3 million and $0.3 million, respectively, to a retired shareholder and former director in connection with a 2015 acquisition.

As of September 30, 2021 and December 31, 2020, the Company owed certain of our current and former shareholders $4.8 million and $2.2 million, respectively. The notes result from repurchases of stock from shareholders upon termination of employment and promissory notes issued in connection with acquisitions.

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

For the nine months ended September 30, 2021, no new option shares were granted.

A summary of the status of stock options exercised, including the substantive options discussed in Note 3, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at January 1, 2021	53,277	$5.87
Granted	-	-
Exercised	(33,276)	5.64
Expired or cancelled	-	-
Outstanding at September 30, 2021	20,001	$6.25

The following summarizes information about options outstanding and exercisable at January 1, 2021 and September 30, 2021:

	Options Outstanding and Exercisable
	Exercise Price	Total Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Total Exercisable
January 1, 2021	$6.37	53,277	4.5	$5.87	53,277
September 30, 2021	$6.57	20,001	5.0	$6.25	20,001

The intrinsic value of these options on September 30, 2021 and December 31, 2020 was $7.18 and $6.43, respectively.

The Company received cash payments of $14,855 and $42,140 from the exercise of options under the Stock Option Plan in the three and nine months ended September 30, 2021.

The Company did not record any compensation costs related to stock options during the three and nine months ended September 30, 2021.

As of September 30, 2021, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.

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

During the nine months ended September 30, 2021, the Board granted 1,603,423 shares under the Plan. The shares have a vesting period of up to five years during which there are certain restrictions as defined by the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the Share on such date, or if there are no sales on such date, on the next preceding day on which there were sales.

The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2021	702,926	$12.80
Granted	1,603,423	13.95
Vested	(96,527)	12.80
Cancelled	(108)	13.02
Outstanding at September 30, 2021	2,209,714	$13.63

The following table represents the change in the liability to common shares subject to repurchase and the associated non-cash compensation expense for the nine months ended September 30, 2021 and the year ended December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Beginning Balance	$842	$8,267
Non-cash compensation from ratable vesting	41	2,712
Non-cash compensation from change in fair value of liability	2	2,457
Other stock activity, net	516	(786)
Reclassification upon modification	(1,394)	(11,808)
Ending balance	$7	$842

As of September 30, 2021, the Company had 2,209,714 of unvested stock awards that vest between October 1, 2021 and May 11, 2026.

The future expense of the unvested awards for the remainder of 2021 and succeeding years is as follows (in thousands):

2021	$2,527
2022	8,652
2023	7,378
2024	4,545
Thereafter	1,547
Total	$24,649

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

Future minimum commitments under non-cancelable capital leases for the remainder of 2021 and succeeding years are as follows (in thousands):

2021	$1,379
2022	5,088
2023	3,847
2024	1,654
2025	653
Total minimum lease payments	$12,621
Less: amount representing interest	(1,272)
Present value of total net minimum lease payments	$11,349
Less: current portion of net minimum lease payments	(4,625)
Long-term portion of net minimum lease payments	$6,724

The above table is exclusive of the $2.1 million bargain purchase price associated with the $13.5 million total liability to capital leases as presented on the consolidated balance sheet.

17. Commitments and Contingencies

Operating leases

The Company leases office space, equipment and vehicles. The Company financed vehicles, certain IT, and other equipment under the terms of three primary master lease agreements accounted for as operating leases until September 30, 2020, when the Company converted the equipment and vehicles to capital lease as referenced in Note 16. The Company now leases nearly all equipment and vehicles under capital lease agreements and all office space under operating lease agreements. Rent, vehicle and equipment lease expense for the three and nine months ended September 30, 2021, was $1.5 million and $4.3 million, respectively. Rent, vehicle, and equipment lease expense for the three and nine months ended September 30, 2020, was $1.9 million and $6.0 million, respectively.

Future minimum lease payments for the remainder of 2021 and for the succeeding years is as follows (in thousands):

2021	$1,471
2022	5,817
2023	4,613
2024	4,165
2025	3,661
Thereafter	9,378
Total	$29,105

18. Subsequent Events

The Company has evaluated subsequent events through November 12, 2021, the date that financial statements were issued.

On October 1, 2021, the Company completed the acquisition of assets and operations of Triangle Site Design located in Raleigh, North Carolina. In connection with the acquisition, the Company issued 65,428 shares of common stock to the seller.

On October 8, 2021, the Company completed the acquisition of assets and operations of PCD Engineering, Inc. located in Denver, Colorado. In connection with the acquisition, the Company issued 36,444 shares of common stock to the seller.

On October 15, 2021, the Company completed the acquisition of assets and operations of BTM Engineering located in Louisville, Kentucky. The Company did not issue shares of common stock to the seller.

Given the short period of time between these acquisition dates and the issuance of this quarterly report on Form 10-Q, it is not practicable to disclose the preliminary purchase price allocations for these transactions.

On November 10, 2021, the Company’s Board of Directors adopted the 2021 Executive Officers Short Term Incentive Plan and the 2021 Executive Officers Long Term Incentive Plan (“21LTIP”). Under the terms of the 21LTIP, performance stock units in the amount of 260,842 were issued to Gary Bowman, Bruce Labovitz, Michael Bruen and Robert Hickey in the aggregate.

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

Gross contract revenue for the three months ended September 30, 2021 and 2020 was $39.7 million and $31.8 million, respectively. Gross contract revenue derived from our workforce represented 90.0% and 80.0% of gross contract revenue for the three months ended September 30, 2021 and 2020, respectively (see Net service billing – non-GAAP below). Our adjusted EBITDA was $4.4 million on net income of $0.4 million and $3.9 million on net loss of $1.2 million for the three months ended September 30, 2021 and 2020, respectively.

Gross contract revenue for the nine months ended September 30, 2021 and 2020 was $108.0 million and $92.1 million, respectively, representing year over year growth of 17.3%. Gross contract revenue derived from our workforce represented 89.8% and 83.9% of gross contract revenue for the nine months ended September 30, 2021, and 2020, respectively (see Net service billing – non-GAAP below). Our adjusted EBITDA was $12.7 million on net income of $0.9 million and $10.6 million on net income of $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.

Subsequent Events

Acquisitions

After the end of the quarter, the Company engaged in the following subsequent events:

On October 1, 2021, the Company completed the acquisition of assets and operations of Triangle Site Design located in Raleigh, North Carolina. In connection with the acquisition, the Company issued 65,428 shares of common stock to the seller.

On October 8, 2021, the Company completed the acquisition of assets and operations of PCD Engineering, Inc. located in Denver, Colorado. In connection with the acquisition, the Company issued 36,444 shares of common stock to the seller.

On October 15, 2021, the Company completed the acquisition of assets and operations of BTM Engineering located in Louisville, Kentucky. The Company did not issue shares of common stock to the seller.

Compensatory Arrangements

On November 10, 2021, the Compensation Committee of the Company’s Board of Directors adopted compensatory arrangements in which the named executive officers and other members of senior management may participate. The Committee approved the adoption of the 2021 Executive Officers Short Term Incentive Plan and the 2021 Executive Officers Long Term Incentive Plan. Copies of each plan are filed as exhibits.

The Short-Term Incentive Plan permits the award of annual cash bonuses to the named executive officers and other executives who are approved by the Committee based on the Company’s achievement of performance goals established by the Committee and approved by the Board. The Short-Term Incentive Plan is effective as of November 1, 2021 and will continue in effect for five (5) years unless terminated earlier by the Committee. The Committee has broad discretion under the plan to establish performance goals for the year, which may be financial and/or nonfinancial goals as well as setting the level of satisfaction or achievement necessary for determining performance. The Short-Term Incentive Plan also provides that the Committee may, in its discretion, adjust the performance goals and the award opportunity during the year to account for the occurrence of external events or unanticipated business conditions.

For 2021, the Committee selected one metric, Adjusted EBITDA, as the performance measure. The total amount that an executive may earn will depend on: (1) his salary or eligible earnings because the bonus will be calculated and paid as a percentage of the annual salary or amount earned and (2) the level of performance attained because performance levels were set at the threshold, target, and high levels of achievement. Results will be interpolated between these levels. For each of the named executive officers the percentage amount that may be earned was set under his employment agreement which was previously filed with the Commission.

The Long-Term Incentive Plan permits the award of equity-based awards to the named executive officers and other executives who are approved by the Committee. As with the Short-Term Incentive Plan, the Long-Term Incentive Plan is effective as of November 1, 2021 and will continue in effect for five (5) years unless terminated earlier by the Committee. Under the Long-Term Incentive Plan, executives will have the opportunity to receive under the Company’s 2021 Omnibus Equity Incentive Plan both time based restricted stock awards and performance based restricted stock units. Unless previously set forth in an employment agreement, the Committee will establish an executive’s threshold, target, and maximum award opportunity as a percentage of such executive’s salary. For each of the named executive officers these levels were established under his employment agreement. The Long-Term Incentive Plan also provides for vesting of certain of the restricted stock units in the event of an executive’s Retirement or Early Retirement, as defined in the plan. Each of the executive’s employment agreements addresses vesting in the event of death, disability, and other circumstances.

Except for the chief executive officer, twenty-five percent (25%) of the target award opportunity will be an annual grant of time-based restricted stock that will vest quarterly over a three-year period beginning on December 31 in the year of grant. The Long-Term Incentive Plan also provides for vesting of 100% of the time-based award in the event of an executive’s Retirement or Early Retirement, as defined in the plan. Each of the executive’s employment agreements addresses vesting in the event of death, disability, and other circumstances. The remaining seventy-five percent (75%) of the target award opportunity will be a grant of performance based restricted stock units. For the chief executive officer, 100% of the award opportunity is in performance based restricted stock units. The restricted stock units will vest based on the Company’s level of achievement measured over a defined performance period on total shareholder return relative to a peer group approved by the Committee.

The Committee did not award any time-based restricted stock for 2021 under the plan. The Committee made the following awards of performance-based stock units for the performance period November 1, 2021 through December 31, 2023: Mr. Bowman 131,473 units; Mr. Bruen 43,649 units; Mr. Labovitz 43,649 units; and Mr. Hickey 42,071 units. The award opportunity represents the maximum number of shares that may be earned at the end of the performance period if the Company achieves a “high” level performance on total shareholder return relative to the peer group approved by the Committee.

COVID-19 Update

It is not possible at this time to estimate the full impact that COVID-19 and its variants will ultimately have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. We are evaluating, and will continue to evaluate, the impact of COVID-19 on projects, but the full effects COVID-19 will have on our operations are still unknown. As of the date of this Quarterly Report on Form 10-Q, we have not experienced any material financial distress resulting from the COVID-19 pandemic. We did not qualify for the PPP Loan program under the CARES Act. Included in accounts payable and accrued liabilities and other non-current obligations in the consolidated balance sheet as of September 30, 2021, is $2.5 million of deferred employer payroll taxes as afforded us under the CARES Act. The duration and extent of the impact from the COVID-19 pandemic depends on future developments and possible shelter-in-place orders that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, and the impact of these and other factors on our employees and clients. The Company is evaluating the requirements, cost of compliance and potential implications to our workforce with respect to recently issued executive orders on vaccine mandates.

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

Our contracts with customers generally contain multiple assignments based on two types of pricing characteristics:

Hourly, also referred to as time and materials, are common for professional and technical consulting assignments both short-term and multi-year in duration. Under these types of assignments, there is no predetermined maximum fee and as such, we generally experience no risk associated with our ability to bill for all hours expended. We negotiate billing rates and charge our customers based upon the actual hours expended toward a deliverable. These assignments may have not-to-exceed parameters requiring us to receive additional authorizations from our customer to continue working, but we likewise do not have to continue working without assurances of payment for such additional work. Hourly assignments represented approximately $11.6 million and $31.6 million or 30% and 29% of our gross contract revenue for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020 hourly assignments represented approximately $11.2 million and $35.3 million or 36% and 38% of our gross contract revenue, respectively.

Lump sum, also referred to as fixed fee, typically require the performance of some, or all, of the obligations under the assignment for a specified amount, subject to price adjustments only if the scope of the project changes or unforeseen requirements arise. Our fixed fee assignments generally include a specific scope of work and defined deliverables. Most of our assignments are lump sum in nature representing approximately $28.1 million and $76.4 million or 70% and 71% of our gross contract revenue for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020 assignments that are lump sum in nature represented approximately $20.6 million and $56.8 million or 64% and 62% of our gross contract revenue. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that is performed at risk with no documented customer commitment.

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

Other (Income) Expense

Other (income) expense consists of other non-operating and non-core expenses, including costs associated with acquisitions.

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

Adjusted EBITDA

We view Adjusted EBITDA, which is a non-GAAP financial measure, as an important indicator of normalized performance. We define Adjusted EBITDA as net income before interest expense, income taxes and depreciation and amortization, plus discontinued expenses, non-core legal settlements and other costs not in the ordinary course of business, non-cash stock-based compensation (inclusive of expenses associated with the adjustment of our liability for common shares subject to redemption), and other adjustments such as costs associated with preparing for our IPO. Our peers may define Adjusted EBITDA differently.

Adjusted EBITDA Margin, net

Adjusted EBITDA Margin, net, which is a non-GAAP financial measure, represents Adjusted EBITDA, as defined above, as a percentage of net service billings, as defined above.

Results of Operations

Combined results of operations

The following represents our condensed consolidated results of operations for periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Gross contract revenue	$39,715	$31,766	$108,041	$92,126
Contract costs (exclusive of depreciation and amortization)	19,498	19,389	53,840	51,582
Operating expense	19,925	14,706	52,735	39,462
Income (loss) from operations	292	(2,329)	1,466	1,082
Other (income) expense	314	(102)	706	(179)
Income tax expense (benefit)	(379)	(979)	(139)	467
Net income (loss)	$357	$(1,248)	$899	$794
Net margin	0.9%	-3.9%	0.8%	0.9%
Other financial information [1]
Net service billing	$35,748	$25,412	$97,074	$77,312
Adjusted EBITDA	4,426	3,850	12,697	10,553
Adjusted EBITA margin, net	12.4%	15.2%	13.1%	13.6%

[1]	Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below in results of operations.

Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

Gross Contract Revenue

Gross contract revenue for the three months ended September 30, 2021 increased $7.9 million or 24.8% to $39.7 million as compared to $31.8 million for the three months ended September 30, 2020. For the three months ended September 30, 2021, gross contract revenue attributable to work performed by our workforce increased $10.3 million, or 40.6% to $35.7 million or 89.8% of gross contract revenue as compared to $25.4 million or 83.9% for the three months ended September 30, 2020 (see Net service billing – non-GAAP). Of the $7.9 million increase in gross contract revenue during the three months ended September 30, 2021, acquisitions represented $2.3 million or 29.4% of the increase.

Changes in gross contract revenue (“GCR”) for the three months ended September 30, 2021, disaggregated between our core and emerging end markets, were as follows (in thousands other than percentages):

	For the Three Months Ended September 30,
Consolidated Gross Contract Revenue	2021	%GCR	2020	%GCR	Change	% Change
Building Infrastructure [1]	$28,303	71.3%	$20,183	63.5%	$8,120	40.2%
Transportation	4,033	10.2%	5,929	18.7%	(1,896)	(32.0%)
Power & Utilities	6,295	15.8%	4,943	15.6%	1,352	27.4%
Other emerging markets [2]	1,084	2.7%	711	2.2%	373	52.5%
Total:	$39,715	100.0%	$31,766	100.0%	$7,949	25.0%

Organic	$37,380	94.1%	$31,766	100.0%	$5,614	17.7%
Acquired	2,335	5.9%	-	0.0%	2,335	100.0%

[1] formerly referred to as Communities, homes & buildings
[2] represents renewable energy, mining, water resources and other

For the three months ended September 30, 2021, gross revenue from our building infrastructure market (formerly referred to as communities, homes, and buildings) increased $8.1 million as compared to the three months ended September 30, 2020. The increase is attributable to a $3.9 million increase from residential and mixed-use projects including $2.0 million from multi-family and $1.2 million from single family, and a $4.2 million increase from commercial, municipal, and other projects with $2.2 million from office/ industrial and $2.0 million from big box/ chain retail. Gross revenue derived from the acquisition of KTA was almost exclusively attributable to commercial projects. As the U.S. economy recovers from the COVID-19 pandemic, we are experiencing continued expansion of demand for our building infrastructure services. We continue to maintain a positive outlook on this market and expect it to represent most of our gross revenue for the remainder of 2021.

For the three months ended September 30, 2021, revenue from transportation decreased $1.9 million as compared to the three months ended September 30, 2020. The reduction was primarily attributable to the completion of large transportation projects in Texas, Florida and Virginia. Recent contracts awards in transportation are expected to begin generating revenue in the fourth quarter of 2021. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.

For the three months ended September 30, 2021, revenue from power and utilities increased $1.4 million as compared to the three months ended September 30, 2020. The increase in gross contract revenue from the power and utilities market is attributable to increased revenue associated with a multi-year utility undergrounding assignment in Florida. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. As evidenced by recent increases in program commitments within the gas pipeline market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.

Our other emerging markets consist of renewable energy and energy efficiency, mining, water resources, and other natural resources services. For the three months ended September 30, 2021, revenue from emerging markets increased $0.4 million as compared to the three months ended September 30, 2020. Increased emerging market revenue included a $0.4 million increase from our mining services where we have specialized in copper mining, the demand for which is cyclical in nature and had been negatively impacted by the COVID-19 pandemic. Increases in demand for copper and the reduced impact of the COVID-19 pandemic on mining operators suggest this market will continue to grow over the next few years. Scarcities in water resources and the increasing need for water management gives us confidence that the water resources market will likewise grow and that we will be able to increase associated revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in renewable energy and energy transition.

For the three months ended September 30, 2021 and 2020, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 12.4% and 18.0% of our gross contract revenue, respectively. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.

Contract costs (exclusive of depreciation and amortization)

Total contract costs, exclusive of depreciation and amortization, increased $0.1 million or 0.5% to $19.5 million for the three months ended September 30, 2021, as compared to $19.4 million for the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, total contract costs represented 49.1% and 61.0% of total contract revenue, respectively. For the three months ended September 30, 2021 and 2020 total contract costs represented 54.6% and 76.4% of revenue attributable to our workforce, respectively (see Net Service Revenue).

Direct payroll costs increased $2.5 million or 19.2% to $15.5 million for the three months ended September 30, 2021, as compared to $13.0 million for the three months ended September 30, 2020. Direct payroll accounted for 79.7% of total contract costs for the three months ended September 30, 2021, an increase of 12.5 percentage points as compared to 67.2% for the three months ended September 30, 2020.

Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $2.6 million or 28.6% to $11.7 million for the three months ended September 30, 2021 as compared $9.1 million for the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, direct labor costs represented 29.5% and 28.5% of gross contract revenue, respectively and represented 32.8% and 35.6% of the revenue attributable to our workforce, respectively.

Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) decreased by $0.2 million or 5.3% to $3.8 million as compared to $4.0 million. This decrease includes $0.5 million in reduced non-cash compensation expense primarily due to an increase in the mark-to market expense for the shares subject to repurchase during the three months ended September 30, 2020.

Sub-consultants and other direct expenses decreased $2.4 million or 37.5% to $4.0 million for the three months ended September 30, 2021 as compared to $6.4 million for the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, sub-consultant and other expenses represented 10.0% and 20.0% of gross contract revenue, respectively. This decrease is not indicative of an anticipated long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.

Operating Expense

Total operating expense increased $5.2 million or 35.4% to $19.9 million for the three months ended September 30, 2021 as compared to $14.7 million for the three months ended September 30, 2020.

Selling, general and administrative expenses increased $4.0 million or 27.8% to $18.4 million for the three months ended September 30, 2021, as compared to $14.4 million for the three months ended September 30, 2020. Indirect labor increased $1.9 million or 32.2% to $7.8 million as compared to $5.9 million and general overhead increased $1.9 million or 44.2% to $6.2 million as compared to $4.3 million primarily due to increased costs associated with operating as a public company. Non-cash stock compensation decreased $0.5 million or 20.8% to $1.9 million as compared to $2.4 million due to an increase in the mark-to market expense for the shares subject to repurchase during the three months ended September 30, 2020.

Depreciation and amortization increased $1.3 million or 433.3% to $1.6 million as compared to $0.3 million as a result of the conversion of our equipment and vehicle operating leases to capital leases on September 30, 2020. Gains on the sale of certain IT equipment and automobiles remained unchanged for the three months ended September 30, 2021 at less than $0.1 million of gain on the disposal of such assets.

Other (Income) Expense

Other (income) expense decreased by $0.4 million to $0.3 million of expense for the three months ended September 30, 2021 as compared to $0.1 million of income for the three months ended September 30, 2020. Income derived from incentives and rebates decreased by $0.1 million, interest expense increased by $0.1 million and acquisition related expenses increased by $0.1 million to $0.1 million.

Income Tax Expense (Benefit)

Income tax benefit for the three months ended September 30, 2021 decreased $0.6 million or 60.0% to $0.4 million, as compared to $1.0 million for the three months ended September 30, 2020. The benefit was the result of increased pre-tax book income offset by an increase in our projected research and development tax credit for 2021 to $1.5 million reserve. For the three months ended September 30, 2020, we were a cash basis taxpayer, which affects the timing of the payment of tax but not the expense of tax.

Income (Loss) Before Tax and Net Income (Loss)

Income before tax expense increased by $2.2 million or 100.0% to $22,000 loss for the three months ended September 30, 2021, as compared to a $2.2 million loss for the three months ended September 30, 2020. Net income increased by $1.6 million or 133.3% to $0.4 million in income for the three months ended September 30, 2021, as compared to a $1.2 million loss for the three months ended September 30, 2020.

Other financial information and Non-GAAP key performance indicators

Net service billing (non-GAAP)

Net service billing increased $10.3 million or 40.6% to $35.7 million for the three months ended September 30, 2021, as compared to $25.4 million for the three months ended September 30, 2020. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Three Months Ended September 30,
	2021	2020
Gross revenue	$39,715	$31,766
Less: sub-consultants and other direct expenses	3,967	6,354
Net services billing	$35,748	$25,412

Net service billing increased by 10.0 percentage points to 90.0% of gross contract revenue for the three months ended September 30, 2021, as compared to 80.0% for the three months ended September 30, 2020. This increase reflects a shift in contract mix and was positively affected by a net service billing to gross contract revenue ratio of 97.2% from acquired revenue.

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

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA increased $0.5 million or 12.8% to $4.4 million for the three months ended September 30, 2021 as compared to $3.9 million for the three months ended September 30, 2020. Adjusted EBITDA reconciles to net income in as follows (in thousands):

	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Net Income	$357	$(1,248)	$1,605	(128.6%)
+ interest expense	216	118	98	83.1%
+ depreciation & amortization	1,598	311	1,287	413.5%
+ tax expense	(379)	(979)	600	(61.3%)
EBITDA	$1,792	$(1,798)	$3,590	(199.6%)
+ non-recurring operating lease rent	-	641	(641)	(100.0%)
+ non-cash stock compensation	2,634	3,546	(912)	(25.7%)
+ transaction related expenses	-	-	-	0.0%
+ settlements and other non-core expenses	-	1,461	(1,461)	(100.0%)
Adjusted EBITDA	$4,426	$3,850	$576	15.0%
Adjusted EBITDA margin, net	12.4%	15.2%

For the three months ended September 30, 2021 and 2020, adjusted EBITDA includes add backs of $2.6 million and $3.5 million, respectively, relating to non-cash stock compensation expenses resulting from the vesting of restricted stock awards. For the three months ended September 30, 2020, adjusted EBITDA includes $0.6 million relating to non-recurring lease expenses. On September 30, 2020, we refinanced our outstanding operating leases to capital leases (see Credit Facilities and Other Financing herein). Accordingly, we increased our short and long-term capital lease debt and eliminated all future rent expense relating to these operating leases. To present a meaningful representation of the impact of the new capital leasing structure on our consolidated financial results, and normalize the presentation of EBITDA, we added the non-recurring operating lease expenses to adjusted EBITDA for the three months ended September 30, 2020.

Adjusted EBITDA Margin, net (non-GAAP)

Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the three months ended September 30, 2021 and 2020, adjusted EBITDA Margin, net was 12.4% and 15.2% respectively. This decrease is in large part the result of increased costs associated with operating as a public company.

Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

Gross Contract Revenue

Gross contract revenue for the nine months ended September 30, 2021 increased $15.9 million or 17.3% to $108.0 million as compared to $92.1 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, gross contract revenue attributable to work performed by our workforce increased $19.8 million, or 25.6% to $97.1 million or 89.8% of gross contract revenue as compared to $77.3 million or 83.9% for the nine months ended September 30, 2020 (see Net service billing – non-GAAP).

Changes in gross contract revenue (“GCR”) for the nine months ended September 30, 2021 disaggregated between our core and emerging end markets, were as follows (in thousands other than percentages):

	For the Nine Months Ended September 30,
Consolidated Gross Contract Revenue	2021	%GCR	2020	%GCR	Change	% Change
Building Infrastructure [1]	$74,511	69.0%	$56,191	61.0%	$18,320	32.6%
Transportation	12,344	11.4%	16,217	17.6%	(3,873)	(23.9%)
Power & Utilities	17,524	16.2%	16,133	17.5%	1,391	8.6%
Other emerging markets [2]	3,662	3.4%	3,585	3.9%	77	2.1%
Total:	$108,041	100.0%	$92,126	100.0%	$15,915	17.3%

Organic	$101,216	93.7%	$92,126	100.0%	$9,090	9.9%
Acquired	6,825	6.3%	-	0.0%	6,825	100.0%

[1] formerly referred to as Communities, homes & buildings
[2] represents renewable energy, mining, water resources and other

For the nine months ended September 30, 2021, gross revenue from our building infrastructure market (formerly referred to as communities, homes, and buildings) increased $18.3 million as compared to the nine months ended September 30, 2020. The increase is attributable to an $8.2 million increase from residential and mixed-use projects including $3.5 million from both single family and multi-family projects, and a $10.1 million increase from commercial, municipal, and other projects with $6.1 million from office industrial and $3.9 million from big box chain retail. Gross revenue derived from the acquisitions was almost exclusively attributable to commercial projects. As the U.S. economy recovers from the COVID-19 pandemic, we are experiencing continued expansion of demand for our community infrastructure services. We continue to maintain a positive outlook on this market and expect it to represent most of our gross revenue for the remainder of 2021.

For the nine months ended September 30, 2021, revenue from transportation decreased $3.9 million as compared to the nine months ended September 30, 2020. The reduction was primarily attributable to the completion of large transportation projects in Texas, Florida, and Virginia. Recent contract awards are expected to begin generating revenue in the fourth quarter of 2021. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing leadership, technical expertise, business development and acquisitions for this market.

For the nine months ended September 30, 2021, revenue from power and utilities increased $1.4 million as compared to the nine months ended September 30, 2020.  The increase in power and utilities is primarily attributable to increased revenue from our Florida utility and undergrounding and Illinois gas line replacement projects. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. As evidenced by recent increases in program commitments within the gas pipeline market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.

Our emerging markets consist of renewable energy and energy efficiency, mining, water resources, and other natural resources services. For the nine months ended September 30, 2021, revenue from emerging markets increased $0.1 million as compared to the nine months ended September 30, 2020. Increased emerging market revenue included $0.4 million increase from our mining services where we have specialized in copper mining, the demand for which is cyclical in nature and had been negatively impacted by the COVID-19 pandemic. Increases in demand for copper and the reduced impact of the COVID-19 pandemic on mining operators suggest this market will continue to grow over the next few years. Scarcities in water resources and the increasing need for water management gives us confidence that the water resources market will likewise grow and that we will be able to increase associated revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in renewable energy and energy transition.

For the nine months ended September 30, 2021 and 2020, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 13.6% and 17.4% of our gross contract revenue, respectively. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.

Contract costs (exclusive of depreciation and amortization)

Total contract costs, exclusive of depreciation and amortization, increased $2.2 million or 4.3% to $53.8 million for the nine months ended September 30, 2021, as compared to $51.6 million for the nine months ended September 30, 2020. Total contract costs represented 49.8% and 56.0% of total contract revenue, respectively. For the nine months ended September 30 2021 and 2020, total contract costs represented 55.4% and 66.7% of revenue attributable to our workforce, respectively (see Net Service Revenue).

Direct payroll costs increased $6.1 million or 16.6% to $42.9 million for the nine months ended September 30, 2021 as compared to $36.8 million for the nine months ended September 30, 2020. Direct payroll accounted for 79.6% of total contract costs for the nine months ended September 30, 2021, an increase of 8.3 percentage points as compared to 71.3% for the nine months ended September 30, 2020.

Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $4.4 million or 15.9% to $32.1 million for the nine months ended September 30, 2021, as compared with $27.7 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, direct labor costs represented 29.8% and 30.1% of gross contract revenue, respectively and represented 33.1% and 35.8% of the revenue attributable to our workforce, respectively.

Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $1.7 million or 18.7% to $10.8 million as compared to $9.1 million. This increase includes an increase of $0.3 million in the cost of non-cash stock compensation to $1.7 million for the nine months ended September 30, 2021, as compared to $1.4 million for the nine months ended September 30, 2020. The increase in non-cash stock compensation is attributable to new stock awards granted during the nine months ended September 30, 2021. This increase also includes $0.2 million in additional bonus accrual for our variable compensation program due to improved company metrics.

Sub-consultants and other direct expenses decreased $3.8 million or 25.7% to $11.0 million for the nine months ended September 30, 2021 as compared to $14.8 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, sub-consultant and other expenses represented 10.2% and 16.1% of gross contract revenue, respectively. This decrease is not indicative of a long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.

Operating Expense

Total operating expense increased $13.2 million or 33.4% to $52.7 million for the nine months ended September 30, 2021 as compared to $39.5 million for the nine months ended September 30, 2020.

Selling, general and administrative expenses increased $9.7 million or 25.1% to $48.3 million for the nine months ended September 30, 2021, as compared to $38.6 million for the nine months ended September 30, 2020. Indirect labor increased $3.6 million to $20.5 million as compared to $16.9 million as a result of increased staffing to accommodate growth. During the nine months ended September 30, 2021, in connection with our initial public offering, several new stock awards and event related bonuses were granted to employees. As a result, non-cash stock compensation increased $0.9 million or 33.3% to $3.6 million as compared to $2.7 million and other compensation, associated with performance bonuses, increased $2.6 million to $3.6 million as compared to $1.0 million.

Depreciation and amortization increased $3.5 million or 350.0% to $4.5 million as compared to $1.0 million because of the conversion of our equipment and vehicle operating leases to capital leases on September 30, 2020. Gains on the sale of certain IT equipment and automobiles remained unchanged for the nine months ended September 30, 2021 at less than $0.1 million of gain on the disposal of such assets.

Other (Income) Expense

Other (income) expense changed by $0.9 million to $0.7 million of expense for the nine months ended September 30, 2021 as compared to $0.2 million of income for the nine months ended September 30, 2020. Income derived from incentives and rebates decreased by $0.2 million, interest expense increased by $0.3 million, and acquisition related costs increased by $0.1 million.

Income Tax Expense (Benefit)

Income tax expense (benefit) decreased by $0.6 million or 120.0% to a benefit of $0.1 million for the nine months ended September 30, 2021, as compared to a $0.5 million expense for the nine months ended September 30, 2020. Effective upon the completion of our initial public offering our tax status converted from cash basis to accrual basis, retroactive to January 1, 2021. This affects the timing of the payment of tax but not the expense of tax. Our effective tax rate for the nine months ended September 30, 2021 was (18.6%). Our income tax expense includes an estimated $1.5 million research and development tax credit earned by the Company for work performed at risk. Excluding discrete items, our effective rate for the nine months ended September 30, 2021 was (12.9%).

Income Before Tax and Net Income

Income before tax expense decreased by $0.5 million or 38.5% to $0.8 million for the nine months ended September 30, 2021 as compared to $1.3 million for the nine months ended September 30, 2020. Net income increased by $0.1 million or 12.5% to $0.9 million for the nine months ended September 30, 2021 as compared to $0.8 million for the nine months ended September 30, 2020.

Other financial information and Non-GAAP key performance indicators

Net service billing (non-GAAP)

Net service billing increased $19.8 million or 25.6% to $97.1 million for the nine months ended September 30, 2021 as compared to $77.3 million for the nine months ended September 30, 2020. Net service billing reconciles to gross revenue as follows (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Gross revenue	$108,041	$92,126
Less: sub-consultants and other direct expenses	10,967	14,814
Net services billing	$97,074	$77,312

Net service billing increased by 5.9 percentage points to 89.8% of gross contract revenue for the nine months ended September 30, 2021 as compared to 83.9% for the nine months ended September 30, 2020. This increase reflects a shift in contract mix and was positively affected by a net service billing to gross contract revenue ratio of 98.1% from acquired revenue.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA increased $2.1 million or 19.8% to $12.7 million for the nine months ended September 30, 2021 as compared to $10.6 million for the nine months ended September 30, 2020. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Net Income	$899	$794	$105	13.2%
+ interest expense	650	367	283	77.2%
+ depreciation & amortization	4,506	952	3,554	373.4%
+ tax expense	(139)	467	(606)	(129.8%)
EBITDA	$5,916	$2,580	$3,336	129.3%
+ non-recurring operating lease rent	-	2,430	(2,430)	(100.0%)
+ non-cash stock compensation	5,341	4,082	1,259	30.9%
+ transaction related expenses	1,440	-	1,440	100.0%
+ settlements and other non-core expenses	-	1,461	(1,461)	(100.0%)
Adjusted EBITDA	$12,697	$10,553	$2,144	20.3%
Adjusted EBITDA margin, net	13.1%	13.6%

For the nine months ended September 30, 2021 and 2020, adjusted EBITDA includes $5.3 million and $4.1 million, respectively, relating to non-cash stock compensation expenses resulting from the vesting of restricted stock awards and $1.4 million from transaction bonuses. For the nine months ended September 30, 2020, adjusted EBITDA includes $2.4 million relating to non-recurring lease expenses.

Adjusted EBITDA Margin, net (non-GAAP)

Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the nine months ended September 30, 2021 and 2020, adjusted EBITDA Margin, net was 13.1% and 13.6% respectively.

Backlog (other key performance metrics)

Our backlog increased $15.8 million or 12.8% to $139.3 million during the three months ended September 30, 2021, as compared to $123.5 million at June 30, 2021 and $26.3 million or 23.3% for the nine months ended September 30, 2021, as compared to $113.0 million at December 31, 2020. At September 30, 2021 and December 31, 2020 our backlog was comprised as follows:

	September 30, 2021	December 31, 2020
Building Infrastructure [1]	53%	43%
Transportation	21%	28%
Power & Utilities	22%	25%
Other Emerging Markets	4%	4%

[1] Formerly referred to as Communities, homes & buildings

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

We are actively pursuing acquisitions as part of our strategic growth initiative. At any given time, we are assessing multiple opportunities at varying stages of due diligence. These acquisition opportunities range in size, timing of closing, valuation and composition of consideration. In connection with acquisitions, we use a combination of cash, bank financing, seller financing, and equity to satisfy the purchase price. At this time, we have several acquisitions under consideration.  There can be no assurance that any opportunity in the process of being underwritten will close but we do expect to utilize a meaningful portion our current liquidity and capital resources over time for acquisitions.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended September 30,
Consolidated Statement of Cash Flows (amounts in thousands)	2021	2020
Net cash provided by (used in) operating activities	$3,230	$8,929
Net cash provided by (used in) investing activities	(3,724)	(1,834)
Net cash provided by (used in) financing activities	38,853	(7,043)
Change in cash, cash equivalents and restricted cash	38,359	52
Cash and cash equivalents, end of period	38,745	561

Operating Activities

During the nine months ended September 30, 2021, net cash provided by operating activities was $3.2 million, which primarily consisted of our $0.9 million net profit, adjusted for stock-based compensation expense of $5.3 million, depreciation and amortization expense of $4.5 million, and a decrease in deferred taxes of $1.3 million, offset by a net cash outflow of $6.3 million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $10.0 million increase in accounts receivable resulting from increased billing to our clients and acquired accounts receivable, a $1.0 million increase in other assets relating to a receivable from our lease financing facility, a $0.4 million increase in prepaid expenses relating to the purchase of fiduciary directors and officer’s insurance and a $1.0 million net increase in contract assets and liabilities, partially offset by a $6.1 million increase in accounts payable and accrued expense.

During the nine months ended September 30, 2020, net cash provided by operating activities was $8.9 million, which primarily consisted of our $0.8 million net profit, adjusted for stock-based compensation of $4.1 million, depreciation and amortization of $1.0 million and a net cash inflow of $0.2 million from changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily due to a $0.4 million increase in accounts receivable, a $0.8 million increase in accounts payable and accrued expense and a $0.7 million increase in prepaid expense offset by a $0.3 million reduction in other assets and a $1.8 million reduction in net contract assets and liabilities.

Investing Activities

Net cash used in investing activities increased by $1.9 million to $3.7 million for the nine months ended September 30, 2021 as compared to $1.8 million for the nine months ended September 30, 2020. The increase in net cash used for investing is primarily attributable to the acquisitions inclusive of $3.0 million cash paid to sellers in connection with closing.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 was $38.9 million compared to net cash used in financing activities of $7.0 million for the nine months ended September 30, 2020, an increase of $45.9 million. The increase in net cash provided by financing is primarily attributable to net proceeds of $47.1 million from our initial public offering, net of underwriting discounts commissions and other offering costs, offset by $0.6 million of payments for the purchase of treasury stock and $3.2 million of payments on capital leases and $4.8 million of payments under our notes payable and revolving line of credit in connection with our public offering.

Credit Facilities and Other Financing

On September 30, 2021, we maintained a $17.0 million revolving credit facility with Bank of America, our primary lender. Under the terms of the credit facility, available cash in our primary operating account sweeps against the outstanding balance every evening. As of September 30, 2021, we did not have a balance on this revolving line of credit as we used a portion of the net proceeds from our initial public offering to satisfy this obligation. On July 30, 2021, we entered into a Sixth Amendment to the Credit Agreement whereby the maturity date of the Revolving Line was extended to July 31, 2023. The Sixth Amendment eliminated the adjusted debt to EBITDA covenant along with certain administrative requirements and established the Secured Overnight Financing Rate (SOFR) as the replacement for LIBOR. Additional modifications to the Revolving Line included expanded allowances for acquisition and reduced interest rate spreads, among other things.

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
•

The contracts in our backlog may be adjusted, cancelled, or suspended by our clients and, therefore, our backlog is not necessarily indicative of our future revenues or earnings. Additionally, even if fully performed, our backlog is not a good indicator of future gross profit;

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

Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except to the extent required by applicable laws or rules. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor of our business or to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2021, we issued the following securities that were not registered under the Securities Act:

On August 2 2021, we issued 32,143 shares of our common stock at $12.85 per share for a total of $0.4 million, as partial consideration for our acquisition of McFarland-Dyer & Associates, Inc. For a description of the acquisition, see note 4, Acquisitions, appearing in Part I of this Quarterly Report on Form 10-Q.

These shares were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act. Accordingly, there were no underwriters, underwriting discounts or commissions.

Issuer Purchase of Equity Securities

The following table summarizes the purchases of shares of our common stock made by us during the three months ended September 30, 2021 (in thousands, except share data and average price per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/21 - 7/31/21	6,987	14.00	-	-
8/1/21 - 8/31/21	-	-	-	-
9/1/21 - 9/30/21	-	-	-	-

We repurchased 6,987 shares of common stock which were tendered by employees to satisfy required tax withholding obligations arising from the vesting of restricted shares of common stock.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.16*	Bowman Consulting Group 2021 Executive Officers Long Term Incentive Plan.
10.17*	Form of Executive Performance Based Restricted Stock Unit Award Agreement.
10.18*	Bowman Consulting Group 2021 Executive Officers Short Term Incentive Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101:	XBRL.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
*+	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWMAN CONSULTING GROUP LTD.

Date: November 12, 2021	By:	/s/ Gary Bowman
Gary Bowman
President, CEO and Chairman (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Bruce Labovitz
Bruce Labovitz
Chief Financial Officer (Principal Financial Officer)