Form 10-K
period 2021-12-31
Bowman Consulting Group Ltd.
filed 2022-03-23
CIK 1847590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40371

BOWMAN CONSULTING GROUP LTD.

(Exact name of Registrant as specified in its Charter)

Delaware	54-1762351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12355 Sunrise Valley Drive, Suite 520 Reston, Virginia	20191
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 464-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BWMN	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☒     No ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant (based upon the closing price of the registrant’s common stock at that date as reported by the Nasdaq Global Market), excluding outstanding shares beneficially owned by directors and executive officers, was $99.5 million.

As of March 23, 2022, the registrant had 12,583,102 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2022 definitive Proxy Statement, which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Form 10-K

Auditor Firm Id:	00042	Auditor Name:	Ernst & Young LLP	Auditor Location:	Tysons, VA

i

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “could” or the negative of such terms or similar expressions. The absence of these words does not mean that a statement is not forward-looking. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, our intentions regarding our acquisitions, including our pending acquisitions; our intentions regarding integration of our acquired companies, including timing for such integrations; our intentions regarding our growth strategies and the focus of our acquisitions and resources, including the markets in which we intend to focus our growth initiatives; our expectations regarding opportunities for future growth and expansion; our expectations regarding organic growth in sales and strategies to expand our operating margins; our expectations regarding the use of our current liquidity and capital resources for acquisitions; our beliefs regarding our backlog growth as an indicator of our success; our belief regarding the resilience of our business; our belief that our sources of liquidity will be sufficient to fund our projected cash requirements and strategic initiatives for the next year; and our beliefs regarding our competitive strengths. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K.

These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Important factors that could cause such differences include, but are not limited to:

•	our ability to retain the continued service of our key professionals and to identify, hire, retain and utilize additional qualified personnel;
•	changes in demand from the clients that we serve;
•

any material outbreak or material escalation of international hostilities, including developments in the conflict involving Russia and the Ukraine and the economic consequences of related events such as the imposition of economic sanctions and resulting market volatility;

•

changes in general domestic and international economic conditions such as inflation rates, interest rates, tax rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations;

•	the U.S. government and other governmental and quasi-governmental budgetary and funding approval process;
•	the ongoing effects of the global COVID-19 pandemic;
•	our ability to execute our acquisitions strategy, including successful completion of our pending acquisitions and the integration of new companies into our business;
•	the possibility that our contracts may be terminated by our clients;
•	our ability to win new contracts and renew existing contracts;
•	competitive pressures and trends in our industry and our ability to successfully compete with our competitors;
•	our dependence on a limited number of clients;
•	our ability to complete projects timely, in accordance with our customers’ expectations, or profitability;
•	our ability to successfully manage our growth strategy;
•	our ability to raise capital in the future;
•	the credit and collection risks associated with our clients;
•	our ability to comply with procurement laws and regulations;
•	changes in laws, regulations, or policies;
•	weather conditions and seasonal revenue fluctuations may adversely impact our financial results;
•	the enactment of legislation that could limit the ability of local, state and federal agencies to contract for our privatized services;
•	our ability to complete our backlog of uncompleted projects as currently projected;
•	the risk of employee misconduct or our failure to comply with laws and regulations;
•	our ability to control, and operational issues pertaining to, business activities that we conduct with business partners and other third parties;
•

our need to comply with a number of restrictive covenants and similar provisions in our credit facility that generally limit our ability to (among other things) incur additional indebtedness, create liens, make acquisitions, pay dividends and undergo certain changes in control, which could affect our ability to finance future operations, acquisitions or capital needs;

•	significant influence by our principal stockholder and the existence of certain anti-takeover measures in our governing documents; and

•

the factors identified throughout this Annual Report on Form 10-K, including those discussed under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” and in our other filings with the Securities and Exchange Commission (the “SEC”).

Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except to the extent required by applicable laws or rules. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor of our business or to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

References in this Annual Report on Form 10-K to “Bowman”, the “Company,” “we,” “us,” and “our” refer to Bowman Consulting Group Ltd., a Delaware corporation, and its consolidated subsidiaries.

PART I

Item 1. Business

Bowman is a professional services firm delivering innovative engineering solutions to customers who own, develop, and maintain the built environment. We provide planning, engineering, construction management, commissioning, environmental consulting, geomatics, survey, land procurement and other technical services to over 3,000 customers operating in a diverse set of end markets.

Gary Bowman, our President, Chairman, Chief Executive Officer, and largest stockholder, founded Bowman in 1995. Over the past 10 years, we have experienced a roughly four-fold increase in revenue to $150 million for the year ended December 31, 2021. We are currently ranked 144th on the ENR Top 500 Design Firms list. We have achieved this growth through both organic expansion and acquisitions. Our workforce of over 1,000 employees, as of December 31, 2021, provides services to over 3,000 active customer projects from 40 offices throughout the United States.

We work as both a prime and sub-consultant for a broad base of public and private sector customers that generally operate in highly regulated environments. Our public sector assignments originate from customers that are utilities, government agencies (federal, state, and local), military branches, school systems, transportation departments and water authorities. Our private sector assignments originate from customers that operate in commercial markets including data centers, renewable energy, residential and commercial real estate, big-box and convenience retail, mining, and healthcare.

We are committed to promoting inclusion and engagement, principles we believe are critical to our success. We continue to focus on the hiring, retention, and advancement of a representative workforce. We have focused our recent efforts in four areas: inspiring innovation through an engaging culture; expanding our efforts to recruit and hire diverse talent; advocating and facilitating internal affinity groups; and identifying opportunities to implement environmental, social and governance initiatives. We are defined by our core values and purpose. Our culture revolves around a top to bottom commitment to the relentless creation of opportunities for aspiring people to thrive and achieve ambitious goals.

We have a diversified business that is not dependent on any one service line, geographic region, or end market. We are deliberate in our efforts to balance our sources of revenue and avoid reliance on any one significant customer, service line, geography, or end market concentration. As a result, we believe our business is resilient and less likely affected by political and economic cycles.

We develop and maintain loyal and long-standing relationships with our customers that result in repeat assignments, which we believe benefits us through lower business development and client acquisition expenses as compared to those associated with developing new customers. Our strategic focus is on penetrating and expanding our presence in markets which best afford us opportunities to secure assignments that provide reoccurring revenue and multi-year engagements. These engagements typically produce dependable and predictable revenue streams with high employee utilization which leads to increased profitability. Approximately 25% and 22% of our revenues for the years ended December 31, 2021 and 2020, respectively, were derived from multi-year contracts which we consider to be reoccurring revenue assignments.

While our business is not subject to significant regulation, the services we provide to our customers address various federal, state and local regulations that must be complied with to receive approval to proceed. In connection with the process of bidding for and being awarded certain government assignments we are required to provide an annual Federal Acquisition Regulation rate audit that determines our overhead reimbursement allowance. With respect to the operation of our business, we are subject to professional licensing requirements that vary by state.

Each state establishes licensing and organizational requirements for our services. Certain states allow only individuals and individually owned professional services corporations to hold licenses. In those states, there may be grandfathering exemptions that allow corporations to hold licenses. In the event a state does not allow a corporation to hold a license, we have in the past formed professional services corporations owned by Mr. Bowman and other employees to facilitate our ability to work in such states. In connection with our initial public offering we purchased a qualified North Carolina corporation (see Certain Relationships and Related Party Transactions and Consolidating Transactions in Connection with our Initial Public Offering). To the extent we cannot adequately satisfy a state’s licensing requirements, we do not operate in that state. As of December 31, 2021, we were licensed to operate in 45 states.

During our 25 years in the engineering and consulting business, we have worked with such clients and on such well-known projects as (in alphabetical order):

•	Andrews Air Force Base
•	City of Austin
•	City of Chicago
•	Department of Interior

•	Dominion Energy Strategic Underground Program
•	Eagle P3 Commuter Rail (CO)
•	Fairfax County Government
•	Federal Emergency Management Agency
•	Ferrovial
•	Florida Department of Transportation
•	Florida Power & Light Storm Underground Program
•	Fort Bliss
•	Grand Parkway (TX)
•	General Services Administration
•	Holocaust Memorial Museum
•	Iberdrola
•	Illinois Department of Transportation
•	Illinois State Toll Highway Authority
•	International Monetary Fund
•	Interstate 66 (VA)
•	Lower Colorado River Authority (TX)
•	Luke Air Force Base
•	Mesquite Solar Complex (AZ)
•	Naval Facilities Engineering Systems Command
•	Nisource Columbia Gas
•	O’Hare International Airport
•	Pentagon
•	Peoples Gas
•	Quantico Marine Corps Base
•	San Antonio River Authority (TX)
•	Smithsonian Museum
•	South Florida Water Management District
•	Southwest Gas Holdings
•	Tampa Electric Storm Protection Program
•	Texas Department of Transportation
•	US Patent and Trademark Office
•	Virginia Department of Transportation
•	Walter Reed Army Medical Center
•	Washington Gas
•	World Bank

The time between contract assignment, notice to proceed and completion varies by customer and assignment. As we secure assignments we accrete our backlog of unbilled revenue and as we execute on assignments, we deplete our backlog of unbilled revenue. New and continuing assignments from existing customers, business development efforts and acquisitions fuel the growth of our backlog. As of December 31, 2021, we had approximately $167 million of gross backlog representing a trailing 13 months of a gross revenue and a 47.8% compound annual growth rate from our backlog of $113 million as of December 31, 2020. As of December 31, 2021, we had approximately $145 million of net backlog representing 86.5% of our gross backlog. Net backlog is our gross backlog exclusive of subconsultant costs and other direct expenses.

We are deliberate about managing risk and therefore limit our exposure by providing professional and related services exclusively. We do not engage in general contracting activities either directly, or through joint ventures, and therefore have no related exposure. We are not a partner in any design-build construction projects, and we carry no equipment inventory. Our risk of contract loss is generally limited to the cost of internal labor cost associated with fixed fee, professional services assignments.

We have substantial experience with acquisitions. Over the past ten years, we have successfully completed 25 acquisitions of engineering and consulting services companies. Through these acquisitions, we have established new geographic footprints, added service lines, increased our depth of leadership, expanded our end markets, and enhanced our portfolio of experience. Our industry is highly fragmented presenting opportunity to build scale through consolidation. We are continuously active in the market for acquisitions maintaining a healthy pipeline of opportunities. Our acquisition strategy is to identify targets that align with our culture and permit rapid integration rendering the acquired entity’s operations fully consolidated into ours within one year.

Competitive Strengths

We are an agile, growth-oriented engineering services firm committed to providing essential technical and professional services to a broad base of long-term and repeat customers. The recurring needs of our customers for technical services to monetize and operate their assets makes us essential to their ongoing operations. Our commitment to quality and reliability with respect to designs, plans and customer service has enabled us to create durable, long-term customer relationships. We serve over 2,500 customers with more than 65% having engaged with us for multiple assignments over the past three years. We deliberately focus many of our business pursuits in environments where laws and regulations create a level of complexity that places a premium on the value of our services, thereby providing us openings to develop new customer loyalty through creative problem solving. Our base of repeat customers and multi-year contracts reduce our customer acquisition expenses and provide increased visibility into future revenues, allowing us to make investments confidently to expand and take market share from competitors. We believe our competitive strengths include:

National scale and brand. Our professional staff of over 1,000 employees, as of December 31, 2021, operate out of 40 core offices and 18 states. Our scale has helped to create a national brand within our industry associated with quality and timely delivery of technical services. The reputation of our brand allows us to extend existing customer relationships, efficiently attract new customers and recruit and retain a credentialed and representative workforce. The strategic locations of our offices support broad recruiting capabilities while the integrated nature of our technology enables flexible remote work and efficient cross-utilization of both work experience and production resources thereby enhancing profitability. Our diversified geography increases our sources of revenue and income, thereby insulating us from concentrated economic or political disruptions.

Resilient, low-risk business model. We believe that the market for the engineering and related technical services that we perform is generally resilient to long-lasting economic cyclicality and that our business model results in lower risk relative to our competitors. Our revenue is not concentrated with any customer, geography, end market, or service line. For the years ended December 31, 2021 and 2020, our top 10 customers represented 27% and 34%, respectively, of our net service billing. Our largest expense is labor, which can be adaptively aligned with changing market conditions. We operate an asset-light model that leverages advanced design, data analytics and geospatial technologies to enhance the productivity of our mobile and adaptable workforce. We further control risk by working with established, credit worthy customers. Our focus on long-term and multi-year assignments results in a significant backlog of contracted work providing reliable visibility to near and mid-term revenue that enable us to proactively anticipate and adjust staff needs. Additionally, we limit our financial risk by not engaging in general contracting activities, exposing ourselves to substantial construction risk or posting bid or performance bonds.

Dedicated founder, experienced leadership team, valuable technical workforce, and entrepreneurial culture. Gary Bowman has led our Company since its founding in 1995. In his position as President, Chairman and Chief Executive Officer, Mr. Bowman sets the Company’s vision, guides the establishment of its strategic objective, and leads its executive team. Mr. Bowman’s connection with our customers and staff is rooted in over 40 years of experience in our industry. As our largest stockholder, Mr. Bowman is committed to actively leading the Company and maintaining a substantial ownership position for the long-term future.

Our senior executive team is highly experienced, with an average tenure of over 35 years in their respective areas of responsibility. The team has a proven record of accomplishment with respect to driving organic growth, executing, and integrating acquisitions, implementing internal controls, and managing regulatory compliance. The members of our board of directors are all highly accomplished senior executives with extensive private and public business experience.

We have a highly technical workforce of over 1,000 employees, as of December 31, 2021, of which more than 23% hold certifications by various industry and regulatory bodies. Our dedication to growth of opportunity for our employees has enabled us to attract and retain exceptional talent. We embody a set of cultural values that promote entrepreneurship, personal growth, and responsibility. We are committed to advancing diversity and inclusion in our workforce. We have built an organization uniformly aligned in its mission, values, purpose, and goals.

Proven ability to grow both organically and through acquisition. Over the past ten years, our annual revenues have grown roughly four-fold to approximately $150 million for the year ended December 31, 2021. We have accelerated our growth by identifying and closing acquisitions of companies with workforces that align with our culture. Fundamental to our successful record of growth has been our leadership team’s ability to identify, execute and integrate strategic acquisitions whereby we expand into new geographies, add new capabilities to generate organic growth and extend our industry-leading platform. Our acquisition integration approach rapidly facilitates cross-cultivation of experiences, employee collaboration and cross selling of services. Historically, within a year’s time, acquired companies become fully integrated within our overall operations.

Industry Overview

Our operations encompass nearly every aspect of the U.S. domestic built environment. We provide planning, engineering, construction management, commissioning, environmental consulting, geomatics, survey, land procurement and other technical services to markets that develop and manage the buildings in which people live, work, and learn; the systems that manage and distribute water, electricity, and other vital services; the roads, bridges, and transportation systems used to get from place to place; and the safeguards that ensure public health and safety every day. Our public sector customers include government agencies (federal, state, and local), military branches, educational institutions, transportation departments and water authorities. Our private sector customers include investor-owned utilities, participants in the renewable energy marketplace, owners of data centers, developers and owners of residential and commercial real estate, operators of big-box and convenience retail chains, and mining concerns.

The market for engineering services in the United States is large, with an expected total revenue of $204 billion in 2020, according to IBISWorld. With over 130,000 firms, a large proportion of whom are small-scale organizations focused on specific local markets or specialized niches, the industry is extremely fragmented. As reported in Engineering News-Record, the 500 largest firms in our industry generated approximately $86 billion in revenue in 2019 within the United States, with the ten largest firms accounting for $27 billion of that revenue. According to IBISWorld, from 2015 through 2019 the market for engineering services grew at a modest rate due to increasing construction activity. IBISWorld projects the industry will grow at an annualized rate of 2.8% over the next five years and increase to $234 billion in revenue by 2025.

As with most fragmented industries with extensive participation of privately held companies there is an active market for ownership transition and consolidation activity, with larger participants actively engaging in growth through acquisitions. The technical complexity of most projects performed in the industry effectively restricts the free flow of new entrants, limiting participation to those with demonstrated capacities across a range of projects. Qualifications, sophisticated technical skills, expertise, and scale are prerequisites for successful industry participation. Companies aspiring to enter the market must have sufficient skilled human capital to complete complex projects, and the financial resources to provide adequate risk management and cover working capital requirements. These factors serve as both a barrier to entry and a catalyst for consolidation.

Our Markets

We have strategically and deliberately diversified the number of markets that we serve to reduce our dependence on any single market segment and to dampen the effects of business cycles in our markets. While we are bullish on all the market spaces that we currently occupy, we intend to especially focus our growth initiatives on markets that possess the following characteristics:

•	High potential for reoccurring revenue and multi-year assignments
•	Engagement with renewable energy, energy transition, and energy efficiency activities
•	Aging and failing infrastructure in need of upgrade and replacement
•	Transformational investment paradigms such as privatization
•	Economic vitality and attractive growth in population and workforce
•	Regulatory complexity

The markets we serve typically require participants to engage with several of our services, affording us the opportunity to cross sell, optimize revenue potential, and differentiate ourselves as a single source supplier.

We have a significant presence in each of the following markets we currently serve:

Power and Utilities

Much of the power, gas, and water infrastructure in the U.S. has reached or passed its useful life span. Major power outages due to increasingly severe weather events is a growing problem which the Department of Energy estimates is costing the U.S. at least $150 billion per year. The Electric Power Research Institute estimates the cost to move the U.S. to a smarter national grid with better protection against major outages to be somewhere between $338 billion and $476 billion. Utilities, policy makers, and communities have agreed for years that the aging electric transmission and distribution grid in the U.S. needs to be substantially upgraded to withstand the challenges of the future. The U.S. power grid faces unrelenting pressure to increase resiliency and to integrate technologies such as electric vehicles, distributed generation, and battery storage, as well as to upgrade and replace aging infrastructure. The proliferation of data centers, the internet of things, and artificial intelligence with its associated electrical demand is straining the U.S. power grid and creating a sense of urgency around maintenance and upgrade. According to the ASCE Report Card for America’s Infrastructure, the U.S. electric infrastructure will require capital investment of $637 billion over the next ten years.

Degradation of the safety and sustainability of natural gas distribution systems is advancing the infusion of public investment and private, returns- driven capital. The entrance of private capital into the historically public utility market, and the associated timely demand for return on investment, has catalyzed the pace of multi-year expenditures on critical infrastructure. As reported by The Council of State Governments, natural gas utilities spend $19 billion annually to enhance the safety of the natural gas system. Examples of our multi-year reoccurring revenue assignments in the utilities space include undergrounding of electric distribution lines, procurement of rights-of-way and easements, gas distribution system mapping, and design for gas distribution pipeline replacement.

We serve end clients in the power and utility space such as AEP, Dominion Energy, Florida Power and Light, Lower Colorado River Authority, NiSource Columbia Gas, Southwest Gas, Peoples Gas of Illinois, and Tampa Electric.

For the years ended December 31, 2021 and 2020, Power and Utilities represented 15.0% and 16.7%, respectively, of our gross contract revenues.

Transportation

Utilization of transportation infrastructure within the domestic built environment far exceeds its intended capacity. The aging of the current installed transportation base and increasing load usage are forcing public authorities either to increase the capacity of their systems or privatize the operation of their roads, bridges, and tollways. The transportation market has experienced broad increases in federal funding from U.S. Department of Transportation initiatives as well as explosive for-profit privatization. The Federal Highway Administration estimates that nearly a quarter of the nation’s bridges are deficient and require replacement or rehabilitation.

Economic and population growth in major metropolitan areas will drive demand for spending on expanded roadway capacity. The ASCE Infrastructure Report Card rates the state of the U.S. Highway system as “D+” and estimates spending requirements of over $2.5 trillion over the next ten years on U.S. surface transportation infrastructure. Providing construction management services to departments of transportation and toll authorities has been a proven and dependable source of multi-year and reoccurring revenue.

We serve public and private transportation customers that include Ferrovial, Florida Department of Transportation, Illinois Department of Transportation, Illinois State Toll Highway Authority, Texas Department of Transportation, and Virginia Department of Transportation.

For the years ended December 31, 2021 and 2020, Transportation represented 11.0% and 15.7%, respectively, of our gross contract revenue.

Building Infrastructure

Encompassing all the places we live, sleep, work, and play, this market is foundationally aligned with all day-to-day factors that are either influenced by or influence economic activity. Fueled by the commitment of the current Federal Reserve Bank to maintain historically low interest rates, changing population demographics, and evolving remote work dynamics, the market for design, construction and maintenance of new and renewed building infrastructure presents us with continually expanding opportunities. The COVID-19 pandemic has, however, introduced an element of uncertainty as to the continued growth of the market for building infrastructure.

Residential. Several factors align to produce durable tailwinds for the housing market. A decade into the recovery from the Great Recession of the late 2000s, home sales have yet to recover from pre-recession highs. Over the same period, there was a rapid expansion of the rental housing market as the large millennial generation entered the prime life stage for housing. From 2005 until 2016, growth in renter households outpaced growth in owner households. However, that trend is now reversing. According to tradingeconomics.com, U.S. homeownership peaked at 69.2% in 2004, reached a nadir of 63.7% in 2016, and averaged 66.9% over the first three quarters of 2020. Reinforcing the positive homeownership driver, in our belief, is the remote working trend spurred by the COVID-19 pandemic which has resulted in further exurban migration and will accelerate new ‘outer-ring’ housing construction. Builder optimism is currently highest in the West and South which, according to Wells Fargo accounted for 80% of single-family starts in the third quarter of 2020; regions where we have a well-established presence in the residential market. Our history serving the residential market goes back to our beginning and we work for most of the large national homebuilders including Lennar Homes, NV Homes, Richmond American Homes, and Toll Brothers.

Commercial and Retail. Changes in shopping and consuming habits spurred by e-commerce, accelerated by stay at home trends and orders,   have, in our belief, resulted in a massive reconfiguration of commercial and retail physical plant along with the configuration of their surrounding site elements. Brands are rushing to the detachment experience due to fear of an enduring pandemic environment. As an example, a large coffee shop chain as part of an initiative to “increase convenience-led formats” in the U.S. including both drive-thru and curbside pickup options, closed 400 traditional locations in North America while adding 300 net new convenience-oriented locations throughout North America in their place. Savvy and well capitalized developers and operators in this market will continue to demand our services in response to evolving market forces. We serve national retailers such as Chick-fil-A, Chipotle, Circle K, Starbucks, and Whataburger.

Institutional and Government.  As our economy and population grows, the market to construct new, expanded, and modernized government facilities, educational structures, military installations, and mission critical complexes expands continuously. State and local governments experience increasing demand from their constituents for safe, efficient, and environmentally friendly facilities. Evolving demographics and associated demands for municipal and recreational services are increasing the need for new and updated government infrastructure. Communities are placing a growing emphasis of focus on environmental impact and sustainability as seen through the implementation of smart- and green-building technologies in new and retrofit facilities. As the economy reopens and building occupancies recover to pre-pandemic states, we believe there will be a tremendous demand for retrofits of ventilation, air handling, air quality monitoring, and filtration systems in order to ensure healthier indoor environments necessary to mitigate the spread of infectious respiratory diseases. We have served institutional and government clients such as American University, George Washington University, GSA, INOVA Health System, Loudoun County Schools, National Reconnaissance Office, New Jersey Institute of Technology, O’Hare International Airport, Rutgers University, Smithsonian Institution, U.S. Army, and the U.S. Patent and Trademark Office.

For the years ended December 31, 2021 and 2020, Building infrastructure represented 70.2% and 63.0%, respectively, of our gross contract revenue.

We are engaged in activities in each of the following markets which we consider to be emerging opportunities.

Renewable Energy

Renewable energy encompasses all activities supporting the energy sector’s transition away from fossil-based systems of energy production in favor of renewable energy sources such as wind and solar, as well as lithium-ion batteries. According to Wood Mackenzie, (i) wind and solar will increase three-fold over the next twenty years to account for 30% of U.S. power generation by the year 2040, (ii) electric vehicle units will increase from 11 million to 323 million by the year 2040, supplanting traditional gas and diesel vehicles in the process, and (iii) the U.S. will need to invest one trillion dollars per year in new energy capacity over the next 20 years to meet the demands of economic growth and energy transition. In its report Renewables 2020—Analysis and forecast to 2025, the International Energy Agency predicts that renewables are expected to account for 95% of the net increase in global power capacity through 2025. During that period, the share of renewables in electricity generation is forecast to grow from 27% in 2020 to 33% in 2025. Furthermore, during the 2020-2025 forecast period, combined wind and solar capacity is expected to double, achieving two important milestones: their total installed capacity is expected to surpass that of natural gas in 2023 and that of coal in 2024. During that time, Business Wire forecasts an annual growth rate of more than 15% for the highly fragmented United States solar energy market alone.

Limited natural resources, increasing demand and disruptive innovation are driving consequential private and public investment in the expansion of renewable energy facilities. Increasing demand for industrial grade renewable infrastructure and expanded capacity within existing facilities create an exceptional depth of opportunity for the sale of our services. We provide planning, environmental consulting, land procurement, civil and electrical engineering, and program management services to customers in the renewable energy space.

We serve solar developers, wind developers, and battery storage developers in the renewable energy space such as AEP Renewables, Broadreach Power, Dominion Energy, First Solar, Onyx Renewable Partners, Rynova, Samsung C&T America, Solis Energy, S-Power, and Sun Tribe Power.

Energy Efficiency

Recent acquisitions have provided us the capability and reputation needed to enter the energy efficiency market. Energy efficiency plays a pivotal role in advancing sustainable development within the global economy. Efforts to decarbonize the global energy system and advance the world’s climate objectives are dependent on improving energy efficiency. Technologies and applications such as distributed generation, microgrids, the internet of things, energy as a service, and cogeneration are transforming how we produce, distribute, and consume energy.

As an example of the growth potential of this market, Fortune Business Insights forecasts the global market for the energy-as-a-service market to grow at a compound growth rate of about 12% over the next seven years. The research firm of Markets and Markets forecasts that the global market for microgrids will grow at a compound growth rate of about 10% over the next five years. We view the energy efficiency market as one that is synergistic with the renewable energy market as well as the power and utilities market. Consequently, we intend to focus much of our acquisition effort and resources in this direction.

Water Resources

Water is essential to our lives and to the communities we live in making it critical that we create a sustainable future for our water supply. Balancing the world’s needs for safe, reliable water with protection of this critical natural resource for the future requires a deep understanding of multiple interconnected systems. As water supplies become scarce and in increasing need of protection, and infrastructure needs increase contemporaneously, we collaborate with our customers to develop sustainable solutions to their water, wastewater, and water resources challenges. Our team of water professionals provides water supply distribution and treatment, wastewater collection and treatment, and asset management engineering and consulting services to customers. Rapid urbanization, industrial growth, suburban sprawl, and depleting sources of fresh water are increasing domestic demand for water and wastewater solutions. Expanding regulations governing the treatment, distribution and storage of water resources will intensify demand for adaptive water and wastewater treatment solutions. We assist municipalities, county agencies, public utilities, and private clients in addressing their potable water and wastewater challenges. Our expertise with water solutions ranges from planning, design, construction management, and funding identification. We serve the water resource needs of a variety of customers including the U.S. Navy, Hampton Roads Sanitation District, Fairfax County Water Authority, and Loudoun Water.

Mining

Mining facilities require a variety of generally and specialty engineering services we provide. We primarily serve the Southwest U.S. copper mining industry where we have developed specialized capabilities over time. Copper is buoyed by both near and long-term favorable fundamentals. Chinese demand for copper is exceptionally strong, and stimulus and pandemic recovery are expected to support economic growth that will stimulate additional copper demand. More important, policy driven decarbonization targets are accelerating and copper is a critical component for electric vehicles, charging stations, high-efficiency motors, and renewable energy. According to the International Copper Association, electric vehicles use up to four times as much copper as internal combustion vehicles and renewable energy power generation uses four to five times as much copper as fossil fuel power generation. Copper is crucial for connecting and advancing development of core technologies and smart cities, including artificial intelligence, smart grids, 5G technologies, mobile phones and computers. A study conducted by the Martec group found that the total volume of copper in smart city technology is predicted to rise from 2.7 million tons in 2019 to 4.8 million tons in 2025. Supply of copper is limited due to an aging base supply, limited numbers of in-progress and planned expansion projects, and the substantial time and entitlement challenges for execution of new projects. Our clients are well positioned to benefit from supply constraints facing increasing copper demand. Clients in this space that we serve include Freeport McMoRan and Asarco.

For the years ended December 31, 2021 and 2020, these emerging markets collectively represented 3.8% and 4.6%, respectively, of our gross contract revenue.

Consistent with the overall U.S. and global economies, each of our markets was initially affected adversely in its own way during the early stage of the COVID-19 pandemic. Our services in all of our markets were considered essential allowing us to continue working uninterrupted. With the passage of time, our markets have steadily rebounded to at or near pre-pandemic levels of activity.

Growth Strategies

We intend to focus our efforts on the goal of becoming an ENR Top 50 firm within five years of the completion of our initial public offering. We have a long-standing history of robust organic growth rates that are in the upper quartile of industry benchmarks. Our four-fold growth of revenue over the past ten years is comprised of acquisitive growth and organic growth, including significant post-acquisition organic growth in the businesses we have acquired. Two of our universally embraced bedrock cultural values are growth and entrepreneurial spirit. Our commitment to sustaining our unique culture as we continue to expand has been and will continue to be fundamental to maintaining an engaged workforce and driving organic growth throughout our organization.

As a public company, we intend to embark upon a path of substantially more robust growth than we have experienced to date, primarily through a program of accelerated acquisitive growth. The current outlook is positive for each of the markets we work in, and we intend to grow aggressively and opportunistically in each of them. To achieve the aggressive growth targets we have established, we plan to focus effort and resources to markets and opportunities with the following characteristics:

•	High potential for reoccurring revenue and multi-year assignments
•	Increasing renewable energy, energy transition and energy efficiency activities
•	Infrastructure in need of upgrade and replacement
•	Expanding economic vitality and population
•	Geographic and market diversity
•	Complex regulatory requirements

These characteristics of market opportunities are fluid and we may adapt them from time to time to evolving dynamics. We intend to be opportunistic, responsive to evolving macro-economic trends, and evaluate attractive and synergistic opportunities in other markets when they present themselves.

In addition to market expansion, we intend to grow by adding skillsets, service lines and geographic footprints which deepen our market penetration and provide enhanced revenue capture opportunities with our existing and prospective customers. Such strategic and synergistic service line extensions include, but are not limited to, program management, energy management and data management and analytics.

We have built a scalable organizational infrastructure that can accommodate significant growth without a proportionate increase in expense. We have invested time and resources in developing our accounting and financial systems, our management reporting processes, human capital development programs and our information technology infrastructure. As we grow the size and scale of the company, we expect to leverage our investments and general overhead over a larger labor pool, thereby expanding operating margins.

Organic Growth

We engage all our managers in our commitment to responsible growth by encouraging responsible freedom, entrepreneurial spirit, innovative thinking, and collaborative business development. Our leaders and managers are personally invested in our success through equity participation and incentives that are targeted to reward organic growth and successful execution. As a public company, we intend to use our publicly traded equity to enhance this compensation strategy. Creative use of growth connected equity incentives along with a commitment to maintaining our core culture are key to the entrepreneurial spirit that will drive our growth.

Acquisitive Growth

We are actively engaged in discussions with prospective acquisition targets. We plan for acquisitive growth to be the principal way we achieve our goal of becoming an ENR Top 50 firm within five years of having become a publicly traded company. We have developed a robust network of third-party representatives working on our behalf to identify future acquisition targets that meet our strategic objectives. We maintain a dynamic pipeline driven by general market awareness of our demand for acquisition, existing relationships we have cultivated, and deliberately directed activity of our representatives. We believe that our proven track record and unyielding commitment to preserving our uniquely entrepreneurial culture as we continue to grow will provide us a competitive edge with acquisition targets as a desirable transaction partner. We intend to impose stringent criteria to the evaluation of targets including:

•	Advances of one or more of our strategic growth objectives
•	Provides opportunities for cross-selling additional Bowman services
•	Embodies a culture that is entrepreneurial and compatible with the existing Bowman culture
•	Is accretive to our leadership and executive talent pool

Although we intend to apply rigorous financial discipline in the execution of our acquisition program, purchase price will not always be the primary deal determinant. We evaluate targets holistically, considering all the factors mentioned above.

Geographic Expansion

We intend to continue a program of robust geographic expansion. Over the foreseeable future, we plan our geographic footprint to be generally limited to the continental United States. While acquisition will generally be the source of new geographies, we may also establish presence in new geographies by opening new offices. To maintain consistency with our acquisition program, we intend to establish a dynamic list of target metropolitan statistical areas (“MSAs”) that will serve as focus areas for expansion. General criteria for our target expansion MSAs include:

•	Population scale of one million or greater
•	Highly ranked in the Urban Land Institute’s publication Emerging Trends in Real Estate
•	Location in Mid-Atlantic, Southeast, Sunbelt, Southwest, or Mountain West
•	Availability of high caliber, skilled labor force

We expect our geographic expansion decision making to be fluid, flexible, opportunistic, and loosely bound by the criteria described above.

Description of Services

We provide a broad array of professional engineering, technical, and consulting services to customers who own, construct, and maintain the built environment. Our highly accredited and skilled employees utilize an integrated methodology to provide our customers with a consistent and accountable one-stop solution for both simple and highly complex assignments. Our scale, complemented by our breadth and depth of subject matter expertise, allows us to secure work by delivering comprehensive and complete solutions.

Civil and Site Engineering

Since our founding in 1995 as a site/civil engineering and surveying firm, we have expanded our presence across the U.S. providing site planning and design services instrumental to creating communities where people live, work and play. Our land plans are attractive, marketable, and economically feasible. We creatively solve the toughest site challenges. Our awareness of, and sensitivity to time, cost, and impacts on surrounding neighborhoods differentiates us and has made us a go-to brand for civil and site engineering. Examples of services include:

•	Conceptual land planning
•	Environmental consulting and permitting
•	Planning / zoning and entitlements
•	Roadway and highway designs

•	Erosion and Sediment designs
•	Stormwater management designs
•	Construction administration
•	Traffic studies
•	Floodplain studies
•	Utility relocation designs

Commissioning and Energy Efficiency

Commissioning involves ensuring that a new building operates in as energy efficient a manner as the original design intent. Over time, the intended use and operation of a building can change significantly. The retro-commissioning process assures that a building and its systems are optimized to perform interactively to minimize energy demands. In addition to aligning the systems with the current usage, the retro-commissioning process will typically result in substantial reduction of both operating costs and energy consumption. In addition to commissioning, we provide energy related services such as energy modeling, Energy Star certifications, LEED consulting, and energy audits that result in substantial reductions in energy consumption. Examples of services include:

•	Construction observation
•	Direct systems functional performance testing
•	Develop systems readiness checklist
•	Post occupancy review
•	Review of construction documents
•	Deferred / seasonal functional testing
•	Final commissioning report
•	Commissioning review of submittals

Construction Management

The quality, durability, and safety of our infrastructure are ensured by proficient construction engineering and management services augmented by sound quality assurance practices. Our construction engineering team consists of professional engineers, construction managers, inspectors, and certified technicians. We approach assignments with a depth of experience that enables us to anticipate the challenges associated with successfully delivering complex infrastructure construction projects. Every project has a comprehensive plan to address stakeholder issues, utilities, maintenance of traffic, construction access and safety, pedestrian movements, environmental constraints, and schedule and budgetary limitations. Examples of services include:

•	Constructability review
•	Value engineering
•	Budgeting and cost estimating
•	Bid solicitation, documentation, and preparation
•	Interagency and utility coordination
•	Onsite observation and report evaluation
•	Resident engineer service
•	Public communication and outreach

Environmental Consulting

Sound environmental management is essential to the health and safety of our surroundings and is a critical aspect of the development of any energy, transportation, or community development project. With a focus on the environmental impact of a project, a comprehensive plan requires solutions for issues such as water scarcity, climate change, managing environmental liabilities, regulatory obligations, risk management, and good environmental stewardship. Our team of scientists and licensed professionals possess a broad range of experience in natural resource inventories, wetland delineations, and threatened and endangered species habitat assessments for conservation, development, and infrastructure improvement projects. Our environmental teams have developed, or contributed to numerous regional habitat conservation plans, statewide parks planning assessments, and endangered species research, planning, and compliance projects. Examples of services include:

•	Wetlands and waters of the U.S. delineations
•	Natural resources inventories
•	Wildlife and vegetation surveys
•	Threatened and endangered species surveys
•	Endangered species conservation and management
•	Wetland creation and enhancement design

•	NEPA documentation
•	Section 404/401 permitting and compliance
•	NPDES permitting
•	Phase I environmental site assessment

Landscape Architecture

Landscape architecture is place-making within the exterior environment. This broad field ranges from small-scale garden design and community parks to the large-scale design of plazas, institutional campuses, and streetscape settings. Each space is important to its users and to function well, it must meet specified programmatic needs while being aesthetically pleasing. We work with our customers to develop the big picture ideas that can strengthen and transform a community, create tools needed to make vision a reality, guide our customers through regulatory approvals processes, and work closely with developers to ensure market success once projects are completed. Balancing aesthetics, function, and sustainability, we skillfully translate raw ideas into successful projects tailored for each site. Examples of services include:

•	Conceptual planning
•	Master planning
•	Hardscape design and details
•	Streetscape design
•	Sustainable / low impact design
•	Construction documentation
•	Construction administration
•	Arborist services

Land Procurement and Right-of-Way

Land procurement and right-of-way acquisition is a critical component of practically any significant utility, infrastructure, or utility scale energy project. We provide turn-key services related to the real estate aspects of large projects including public outreach, property owner negotiation, appraisal services, relocation services, and expert testimony. Examples of services include:

•	Public information meeting support
•	Right of entry agreements
•	Title searches/title curatives
•	Appraisals/appraisal reviews
•	Relocation advisory assistance
•	Encroachment resolutions
•	Expert witness court testimony
•	Eminent domain/condemnation support

Mechanical, Electrical and Plumbing – Building Services

Our mechanical, electrical, and plumbing engineering services are focused on creating high performance connected environments. Our solutions support a facility’s purpose with systems that optimize the personal experience and deliver practical results to owners, tenants, and operators while promoting productivity and energy efficiency. Our electrical engineers are highly experienced in the field of photovoltaics to serve our customers in the renewable energy, energy transition and energy efficiency space. Our mechanical engineers have the expertise necessary to deliver cost effective plans and designs for ventilation and medical-grade air filtration to meet stringent indoor air quality requirements to assist in reducing the spread of infectious respiratory diseases. Examples of services and projects include:

•	Heating ventilating and a/c systems
•	Medical-grade air filtration
•	Indoor air quality monitoring
•	Smoke control and evacuation
•	Energy management and controls
•	Medical gas and vacuum
•	Lighting design and lighting controls
•	Low and medium voltage power distribution
•	Fire / life safety systems

•	Standby power and UPS systems
•	Telecom/Data/AV Infrastructure
•	Arc flash hazard analysis

Structural Engineering

Our structural engineers work on the design and technical challenges involved in creating durable structures that meet the challenges of the 21st century transportation system. From simple culverts to complex interchanges and long-span bridges, we incorporate unique architectural treatments and other features that contemplate the full spectrum of modern construction techniques and materials, including steel trusses, curved beams, box beams, precast/prestressed concrete, timber, and fiber-reinforced polymer spans. Examples of projects include:

•	Highway bridges
•	Culverts
•	Retaining walls
•	Pedestrian bridges
•	Buildings
•	Railroad bridges
•	Tanks
•	Contractor services

Surveying and Geospatial Engineering

Our industry-leading land surveying services provide a reliable foundation for a broad range of project types. We deploy a full suite of advanced technology solutions allowing us to capture data in even the most remote and access challenged locations. We create, analyze, and build tools to share geospatial data, as well as help our customers integrate these tools into their daily business activities. We seamlessly provide GIS mapping and IT services, as well as technical enhancements to projects. Our in-house teams of accredited land surveying experts have a deep understanding of local, county, and state jurisdiction requirements and review processes. Our one stop shop approach to survey and geospatial engineering streamlines our customer experience and enhances the accuracy outcome and experience of any development services or public sector project. Examples of services include:

•	ALTA boundary surveys
•	Topographic surveys
•	Route surveys
•	Right of way mapping
•	Drone inspection of transmission lines
•	Laser scanning and imaging
•	Land title surveys
•	Underground utility location
•	GIS mapping

Transportation

Functional transportation systems are crucial in connecting our communities and play an essential role in the development of society. Our engineers apply proven methods and technologies to support our customers’ objectives, strengthen communities and positively impact quality of life. With significant experience in alternative delivery methods, our local knowledge is backed by the deep resources and stability of a national company. We excel on challenging transportation projects that require complex solutions within both congested urban and rural environments. From major freeway systems and urban arterials to rural highways, rail and bridge projects, our transportation engineers plan, design and oversee the construction process for safe, efficient, reliable and user-friendly transit projects of all sizes and scopes. We have experience with and understand agency rules and regulations, and we work closely with municipal, county and state officials to provide guidance, professional insight, and functional and cost-effective designs while staying up to date on continually changing industry trends. Examples of services include:

•	Traffic engineering
•	Traffic signal design
•	Traffic studies
•	Intersection improvements
•	Route/alignment studies
•	Signing/pavement marking plans

•	Roadway design
•	Traffic studies
•	Drainage design
•	Public involvement/consensus building
•	Traffic control plans
•	Alternate delivery methods

Water Resources

The U.S. water supply is becoming scarcer and in need of protection while at the same time our water infrastructure renewal needs increase. To address these challenges, we work with our customers to develop sustainable solutions to their water, wastewater, and water resources challenges. Our team of water professionals and technologists provide specialized water supply, distribution, wastewater infrastructure and treatment, and asset management engineering and consulting services to customers. Our in-house expertise ranges from planning, design, and construction assistance to municipalities, county agencies, public utilities, and private clients in helping them meet potable water and wastewater needs. We work regularly with state and federal governments in maintaining existing systems. For customers who need funding assistance, our teams have expertise in attaining grants, funds, and loans. Examples of projects include:

•	Filtration systems
•	Water pumping and storage systems
•	Elevated storage tanks
•	Reverse osmosis systems
•	Disinfection / treatment systems
•	Distribution systems
•	Water treatment systems
•	Nutrient removal systems
•	Pump stations
•	Collection systems
•	Reuse systems
•	Membrane treatment systems

Acquisitions

Acquisitions are a core component of our growth plans. Since 2010, we have successfully completed over 25 acquisitions of engineering and consulting companies. Over the past 10 years, our acquisitions activities have added numerous capabilities, services, leadership and customers in addition to expanding our operations into Arizona, Texas, Florida, New Jersey, Colorado, Illinois, Nevada, Kentucky, and North Carolina. Many of the senior leaders in our company today come from companies we acquired.

We target acquisitions that provide strategic service line extensions, have a geographic footprint complementary to our existing operations or client assignments, demonstrate capacity for profitability with strong potential for organic growth, align with our corporate culture and have management we can develop into leadership roles within our operations. We pursue opportunities that we can integrate quickly and efficiently. We do not maintain multiple brands or stand-alone operations post-closing. Our goal is for an acquired company to be fully integrated into our operation within one year of closing. We are cautious about advancing discussions or extending terms until we have ascertained a target is compatible with our culture and thoroughly committed to our strategic direction. We add value to the operations of our acquisitions by providing technical resources and subject matter experts that broaden opportunities with existing customers, technology investment to improve utilization, information systems to support productivity, professional development programs to promote staff engagement, supportive growth-oriented leadership and corporate services that improve client focus and leverage overhead through scale.

We are regularly engaged in discussions with acquisition prospects. These discussions range in formality from an initial inquiry to a non-binding letter of intent.

Recent Acquisitions

Subsequent to September 30, 2021, we have closed on seven acquisitions as detailed below. None of these recent acquisitions was individually significant under Rule 3-05 of Regulation S-X.

Triangle Site Design PLLC. On October 1, 2021, we closed on the purchase of assets and operations of Triangle Site Design PLLC, a professional services firm based in Raleigh, NC that generated approximately $1.5 million of gross contract revenue (unaudited) for the year ended December 31, 2020. Triangle specializes in general civil engineering.

PCD Engineering Services, Inc. On October 8, 2021, we closed on the purchase of assets and operations of PCD Engineering Services, Inc., a professional services firm based in Denver, CO that generated approximately $2.1 million of gross contract revenue (unaudited) for the year ended December 31, 2020. PCD specializes in mechanical and electrical engineering.

BTM Engineering, Inc. On October 15, 2021, we closed on the purchase of assets and operations of BTM Engineering, Inc., a professional services firm based in Louisville, KY that generated approximately $2.6 million of gross contract revenue (unaudited) for the year ended December 31, 2020. BTM specializes in general civil and structural engineering.

Kibart Inc. On December 16, 2021, we closed on the purchase of assets and operations of Kibart Inc., a professional services firm based in Towson, MD that generated approximately $6.8 million of gross contract revenue (unaudited) for the year ended December 31, 2020. Kibart specializes in mechanical and electrical engineering.

1519 Surveying LLC. On December 23, 2021, we closed on the purchase of assets and operations of 1519 Surveying LLC, a professional services firm based in Waco, TX that generated approximately $5.0 million of gross contract revenue (unaudited) for the year ended December 31, 2020. 1519 specializes in land surveying and general civil engineering.

Terra Associates, Inc. On December 31, 2021, we closed on the purchase of assets and operations of Terra Associates, Inc., a professional services firm based in Houston, TX that generated approximately $6.2 million of gross contract revenue (unaudited) for the year ended December 31, 2020. Terra specializes in general civil engineering.

Perry Engineering LLC. On February 2, 2022, we closed on the purchase of assets of Perry Engineering LLC, a professional services firm that generated $1.2 million of gross contract revenue (unaudited) for the year ended December 31, 2020. Perry Engineering LLC specializes in land planning, surveying and general civil engineering.

We have paid a total of approximately $29.1 million for the closed transactions including 250,665 shares of common stock valued at a total of $4.6 million or an average of $18.35 per share. The remaining consideration was comprised of a combination of cash and seller notes.

Key Customers and Projects

We currently serve a diverse portfolio of over 3,000 public and private customers, who own, construct, and maintain the built environment. During the year ended December 31, 2021, approximately 65% of our customers engaged us for multiple assignments over the last three years. Our breadth of our customer base diversifies risk, with the ten largest customers we served accounting for approximately 27% and 34% of our net service billing during the years ended December 31, 2021 and 2020, respectively. We avoid concentration of exposure with no single client accounting for more than 9.0% of our gross revenue during each of these periods. We focus our business development efforts on increasing the proportion of our revenue generated by long-term projects and multi-year contracts. Approximately 25% and 22%, respectively, of our gross revenues were derived under multi-year contracts, which we consider to be reoccurring revenue assignments, during the years ended December 31, 2021 and 2020. While we anticipate public sector customers will continue to represent a meaningful portion of our revenues for the near future, we intend to continue expanding long-term relationships and multi-year assignments with private sector customers through organic growth and acquisitions.

Contracts

We enter into contracts that contain two principal types of pricing provisions: (1) lump sum (purely fixed price tasks or a combination of fixed price and hourly tasks) and (2) time and materials (hourly). For the years ended December 31, 2021 and 2020, we derived over 95% and 60%, respectively, of our revenue from lump sum assignments and approximately 5% and 40%, respectively, from hourly assignments. In many cases, a contract will involve multiple tasks, some of which we classify as hourly and some as lump sum. The characteristics of the two contract and task types are as follows:

Hourly contracts, also referred to as time and material contracts, are common for professional and technical consulting assignments both short term and multi-year in duration. Under these types of contracts, there is no predetermined maximum fee and we generally experience no risk associated with cost overruns. For hourly contracts, we negotiate hourly billing rates and charge our customers based upon the actual hours expended toward a deliverable. Direct project expenditures generally pass through to the customer for reimbursement. These contracts may have not-to-exceed parameters requiring us to receive additional authorizations from our customer to continue working but in these cases, we have no obligation to deliver a pre-negotiated result without authorization to continue at additional cost to the customer. Hourly contracts do not include lump sum components as outlined below.

Lump sum contracts also referred to as fixed fee contracts typically require the performance of some or all obligations under the contract for a specified lump-sum fixed fee, subject to price adjustments if the scope of the project changes or unforeseen requirements arise. Our fixed fee contracts generally include a specified scope of work and defined deliverables. Lump sum contracts can involve both hourly and fixed fee tasks. We classify the contract as fixed fee if any portion of the performance obligation under the contract requires us to complete work outlined in the contract for a pre-determined fixed price. In lump sum contracts, modified schedules and expansions of scope will likely result in additional fees through change orders issued by our customers.

Backlog

We calculate the value of our undelivered gross revenue to measure backlog and predict future revenue. Backlog includes fully awarded and contracted work along with revenue we expect to realize over time for renewable long term and multi-year assignments. To calculate backlog, we assess the gross contract revenue we will recognize in connection with the completion of undelivered near-term and long-term customer commitments. At December 31, 2021 and 2020, our gross backlog was comprised as follows:

	December 31, 2021	December 31, 2020
Building Infrastructure [1]	62.3%	42.7%
Transportation	19.0%	28.0%
Power & Utilities	16.2%	24.8%
Other Emerging Markets	2.5%	4.5%

We use backlog to determine appropriate staffing levels and predict company revenue growth, both of which typically move accordingly with changes in backlog. Backlog definitions and methods of calculation vary within our industry. As such, backlog is not a reliable metric on which to evaluate us relative to our peers.

As of December 31, 2021 we had approximately $167 million of gross backlog, representing a 47.8% increase as compared to $113 million as of December 31, 2020. We have experienced growth in our backlog as we have expanded our footprint, increased our client base, and more deeply penetrated our end markets. Despite the general economic and personal effects of COVID-19 on our customers, our markets and our employees, we produced growth in our backlog by virtue of our efforts to secure new commitments that exceeded the reductions that result from gross revenue and cancellations. We believe that our growth in backlog is an indicator of the success of our growth strategies.

As of December 31, 2021, we had net backlog of approximately $145 million representing 86.5% of gross backlog. Net backlog is our gross backlog exclusive of subconsultant costs and other direct expenses. Our net backlog at December 31, 2021 was comprised as follows:

December 31, 2021
Building Infrastructure [1]	65.9%
Transportation	12.0%
Power & Utilities	19.2%
Other Emerging Markets	2.9%

[1] Formerly referred to as Communities, homes & buildings

Marketing and Sales

We strive to position ourselves as a preferred provider of services to those who own, construct and maintain the built environment. We obtain client engagements primarily through business development efforts, cross selling our services to existing customers, expanding client relationships and referrals. We maintain a professional business development staff that works closely with our managers and leadership to develop strategic, targeted programs for developing new opportunities and securing new assignments.

Our business development efforts emphasize lead generation, industry group networking, project and staff promotion and general corporate visibility. We support our managers’ business development efforts with a seasoned team of marketing professionals embedded throughout our organization. We complement our marketing and business development efforts with extensive social media awareness. In addition, we contract for services with a professional public and media relations agency. We are neither engaged in, nor dependent on, traditional paid media advertising. As our service offerings continue expanding, we anticipate increasing our cross-selling opportunities.

Consumers of engineering and technical services consistent with ours can be local, regional, and national organizations with projects ranging from a single, quick-turn deliverable to complex long-term assignments and multi-year contracts. By focusing our business development efforts more on long-term assignments and multi-year contract opportunities in growing end markets, we extend the visibility of future revenue forecasts and reduce the costs and uncertainty associated with backlog and revenue replacement. We expect to continue to see organic growth in sales based on our commitment to delivering the highest quality and most creatively conceived results to our customers.

Competition

Our competition varies according to the market, geographical area of the project and the nature and scope of a particular opportunity. The engineering and consulting industry is highly fragmented and characterized by many small and mid-sized companies that focus their operations on regional markets or specialized service niches. On any given opportunity, we compete and/or team with local, regional and national companies.

Industry participants compete on the strength of client relationships, reputation for quality of service and reliability, expertise in local markets, technical capabilities, and price. While price differentiation remains an important element in competitive bidding and is often the most significant factor in securing public sector contracts, we believe that value and quality are competitive differentiators that positively affect our ability to win work. The importance of the foregoing factors varies widely based upon the nature, location, and size of the project. On highly complex and sought-after projects, our breadth of services and geographic reach afford us flexibility in pricing and cost estimation. Our ability to provide comprehensive and integrated solutions gives us flexibility when it comes to pricing strategies to meet client budgets and funding limitations. We believe that we benefit from our diversified service offerings and highly skilled, diverse and qualified employees.

Credentials, licensing and securing professional liability insurance present significant barriers to entry in the industry. Within the engineering market, scale and breadth of service offerings can also act as a barrier for entry for companies that do not have adequate professional and financial resources to compete for and execute complex, large-scale projects. Customers are increasingly emphasizing safe work practices by placing a premium on limiting liability, thus creating an additional barrier to entry for those who cannot demonstrate and maintain a safety record at or above industry standards.

It is common for many of the companies we compete with to have greater financial resources, larger national platforms or greater service offerings than we currently have. Factors affecting our ability to win assignments include our marketing effectiveness, our client relationships, our ability to team with larger organizations, our capacity to accurately estimate costs and quantify the quality assurance requirements of the work, our ability to hire, train and retain qualified personnel and our ability to obtain adequate professional insurance for the work perform. We believe our positioning enables us to continue winning incrementally larger work assignments that will grow our business.

Human Capital Resources

As of December 31, 2021, we had approximately 1,000 employees, approximately 92% of which are full-time employees and approximately 89% of which represent our technical staff. Our total employee attrition rate for 2021 among all staff, part-time and full-time, office and field, was approximately 23% overall. Our reputation, aided by our dedicated internal recruiting staff, has afforded us the ability to be successful in locating and engaging with qualified and credentialed employees as needed. We do not expect our growth efforts to be constrained by a lack of qualified personnel. We consider our employee relations to be exceptional and our level of engagement with employees to be high. Consequently, our rate of professional turnover is below industry averages. As of December 31, 2021, our licensed professional staff represented more than 23% of our 1,000 employees.

Approximately 30% of our workforce works outdoors performing geomatics engineering, construction management, land procurement and field surveying. Our professional safety team administers a disciplined compliance routine with complex and comprehensive protocols that lead to fewer accidents, lower costs associated with accidents, lost productivity, and insurance. We have earned a safety record that distinguishes us relative to our competitors.

It is crucial that we continue to attract and retain top talent to continue to maintain our reputation for delivering high-quality services. To facilitate talent attraction and retention, we strive to make Bowman a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers.

Diversity and Inclusion. We believe that a diverse workforce is critical to our success, and we continue to focus on the hiring, retention and advancement of women and underrepresented populations. We have focused our recent efforts in four areas: inspiring innovation through an inclusive and diverse culture; expanding our efforts to recruit and hire diverse talent; advocating and facilitating affinity group engagement; and identifying strategic partners to accelerate our inclusion and diversity programs.

Health, Safety and Wellness. Fundamental to the success of our business is our commitment to the safety and well-being of our employees and customers. Accordingly, we dedicate resources to making sure our employees are trained and equipped to carry out their job functions to keep themselves, our customers, and the communities in which we work safe. We provide employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including: 1) benefits that provide protection and security so employees have peace of mind concerning events that may require time away from work or that impact financial well-being; 2) support for physical and mental health through tools, resources and leave policies that help improve or maintain health status and encourage engagement in healthy behaviors; and 3) choices where possible, so employees can customize benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented adaptive policies that we determined were in the best interest of our employees, the communities in which we operate, and which comply with government regulations. This includes having most of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

Talent Development. We invest significant resources to develop the talent needed to remain a leading engineering services provider. We deliver numerous training opportunities, provide geographic flexibility, have expanded our focus on continuous learning and development, and implemented “industry-leading” methodologies to manage performance, provide feedback and develop talent.

Our talent development programs provide employees with the resources they need to help achieve their career goals, to build management skills and lead their organizations. We provide a series of employee workshops throughout the company that support professional growth and development. Additionally, our manager and leadership development programs provide an ongoing opportunity for employees to practice and apply learning around conversations aligned with our annual review process. We offer employees a breadth of on-line tools that provide quick access to learning resources that personalized to the individual’s development objectives.

Regulation

While our business is not subject to significant regulation, the services we provide to our customers address various federal, state and local regulations that must be complied with to receive approval to proceed. With respect to the operation of our business, we are subject to professional licensing requirements that vary by state.

Each state establishes licensing and organizational requirements for our services. Certain states allow only individuals and individually owned professional services corporations to hold licenses. In those states there may be grandfathering exemptions that allow corporations to hold licenses. In the event a state does not allow a corporation to hold a license, we have in the past formed professional services corporations owned by Mr. Bowman and other employees to facilitate our ability to work in such states. To the extent we cannot adequately satisfy a state’s licensing requirements, we do not operate in that state. As of December 31, 2021, we were licensed to operate in 45 states.

We must comply with laws and regulations relating to government contracts, which affect how we do business with our customers and may impose added costs on our business. In connection with the process of bidding for and being awarded certain government assignments we are required to provide an annual Federal Acquisition Regulation rate audit that determines our overhead reimbursement allowance. Some significant laws and regulations that affect us include:

•	federal, state, and local laws and regulations (including the Federal Acquisition Regulation or “FAR”) regarding the formation, administration, and performance of government contracts
•	the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval
•

federal, state, and local laws and regulations regarding procurement integrity including gratuity, bribery and anti-corruption requirements as well as limitations on political contributions and lobbying.

Any failure to comply with applicable laws and regulations could result in contract termination, damage to our reputation, price or fee reductions, suspension, or debarment from contracting with the government, each of which could have a materially adverse effect our business, results of operations and financial condition.

In addition, federal, state, and local government entities may revise existing contract rules and regulations or adopt new contract rules and regulations at any time and may also face restrictions or pressure regarding the type and number of services that they may obtain from private contractors. Any of these changes could impair our ability to obtain new contracts or renew contracts under which we currently perform when those contracts are subject to recompete.

We must comply with several laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up could be imposed upon any responsible party. Other principal federal environmental, health, and safety laws affecting us include, among others, the Resource Conversation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Toxic Substances Control Act, and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury, or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

To help ensure compliance with these laws and regulations, our employees are sometimes required to complete tailored ethics and other compliance training relevant to their position and our operations.

Available Information

Our Internet website is http://www.bowman.com. The reports we file with or furnish to the SEC, including our annual report, quarterly reports and current reports, as well as amendments to those reports, are available free of charge on our Internet website under “Investors–Financials–SEC Filings” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

Summary of Risk Factors

Our business is subject to numerous risks. The following summary highlights some of the risks you should consider with respect to our business and prospects. This summary is not complete, and the risks summarized below are not the only risks we face. You should review and carefully consider the risks and uncertainties described in more detail in the “Risk Factors” section of this Annual Report on Form 10-K which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business.

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
•

Outbreaks of communicable diseases, including the on-going global pandemic related to COVID-19 may have, directly or indirectly, a material and adverse effect on our business, financial condition and results of operations. The duration and extent to which this will impact our future financial condition and results of operations remains uncertain;

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

•	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud;
•	An active trading market for our common stock may not continue to develop or be sustained; and
•

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Risks Relating to Our Business and Industry

We engage in a highly competitive business. If we are unable to compete effectively, we could lose market share and our business and results of operations could be negatively impacted.

We face continuing competition to provide technical, professional and construction services to clients. The markets we serve are highly competitive and we compete against many regional, national and multi-national companies.

The degree of competition we face varies by industry, geographic area and project type. Our projects are frequently awarded through a competitive bidding process, which is standard in our industry. We are constantly competing for project awards based on pricing, schedule and the breadth and technical sophistication of our services. Competition can place downward pressure on our contract prices and profit margins and may force us to accept contractual terms and conditions that are less favorable to us, thereby increasing the risk that, among other things, we may not realize profit margins at the same rates as we have seen in the past or may become responsible for costs or other liabilities we have not accepted in the past. If we are unable to compete effectively, we may experience a loss of market share or reduced profitability or both, which, if significant, could have a material adverse impact on our business, financial condition, and results of operations.

Our engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. If a project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The performance of projects can be affected by a number of factors including unavoidable delays from government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials needed by us or our clients, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards and labor disruptions. To the extent these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us. Our contracts do not always limit our liability for damages that arise from negligent acts, errors, mistakes, or omissions in rendering services to our clients. As such, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued.

Our continued success is dependent upon our ability to hire, retain and utilize qualified personnel.

As a professional and technical engineering and consulting solutions provider we depend upon our ability to hire, retain, and utilize qualified personnel, including engineers, architects, designers, craft personnel and corporate management professionals who have the required experience and expertise at a reasonable cost. The market for these and other personnel is competitive. From time to time and in different regions, it may be difficult to attract and retain qualified individuals with the expertise, and in the timeframe, demanded by our clients, or to replace such personnel when needed in a timely manner. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain qualified personnel. Furthermore, we may become required to employ technical professions with government granted clearance to obtain or contribute to certain government projects. If we were to lose some or all of these personnel, they would be difficult to replace. Loss of the services of, or failure to recruit, qualified technical and management personnel could limit our ability to successfully complete existing projects and compete for new projects.

In addition, if any of our key personnel retire or otherwise leave the company, we need to have appropriate succession plans in place and to successfully implement such plans, which requires devoting time and resources toward identifying and integrating new personnel into leadership roles and other key positions. If we cannot attract and retain qualified personnel or effectively implement appropriate succession plans, it could have a material adverse impact on our business, financial condition and results of operations. We do not maintain key-man life insurance policies on all of our executive officers.

Our profitability could suffer if we are not able to maintain adequate utilization of our workforce due to slowdowns in the economy, reduced demand for our services or the impact of the COVID-19 pandemic.

The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by several factors, including:

•	our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;
•	our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces;
•	our ability to manage attrition;
•	our need to devote time and resources to training, business development, professional development, and other non-chargeable activities;
•	our ability to match the skill sets of our employees to the needs of the marketplace; and
•	if we over-utilize our workforce, our employees may become disengaged, which will impact employee attrition. If we under-utilize our workforce, our profit margin and profitability could suffer.

If we are unable to integrate acquired businesses successfully, our business could be harmed.

As part of our business strategy to pursue accretive acquisitions, we intend to continue to selectively pursue targets that provide complementary, low-risk services and expand our national platform. We may not be able to identify suitable acquisition or strategic investment opportunities or may be unable to obtain the required consent of our lenders and, therefore, may not be able to complete such acquisitions or strategic investments. We have incurred, and may continue to incur, expenses associated with sourcing, evaluating, and negotiating acquisitions (including those that do not get completed), and we have paid, and may in the future also pay, fees and expenses associated with financing acquisitions to investment banks and other advisors. Any of these amounts may be substantial, and together with the size, timing, and number of acquisitions we pursue, may negatively affect, and cause significant volatility in our financial results.

In addition, we have assumed, and may in the future assume, liabilities of the companies we acquire. While we retain third-party advisors to consult on potential liabilities related to these acquisitions, there can be no assurances that all potential liabilities will be identified or known to us. If there are unknown liabilities or other obligations, our business could be materially adversely affected.

While we have integrated businesses in the past, our growth strategy includes the acquisition of companies that are larger than ones we have acquired in the past. Our inability to integrate future acquisitions successfully could impede us from realizing all of the benefits of those acquisitions and could weaken our business operations. The integration process of any acquisition may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration process may result in unanticipated problems, expenses, liabilities, and competitive responses and may cause our stock price to decline.

The difficulties of integrating acquisitions include, among other things:

•	unanticipated issues in integration of information, communications and other systems;
•	unanticipated incompatibility of logistics, marketing and administration methods;
•	maintaining employee morale and retaining key employees;
•	integrating the business cultures of companies;
•	preserving important strategic client relationships;
•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and
•	coordinating geographically separate organizations.

In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of such acquisition, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

Further, acquisitions have in the past, and may also in the future, cause us to:

•	cause our management to expend significant time, effort and resources;
•	issue securities that would dilute our current stockholders;
•	use a substantial portion of our cash resources;
•	increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;
•

assume liabilities, including environmental liabilities, for which we do not have indemnification from the former owners or have indemnification that may be subject to dispute or concerns regarding the creditworthiness of the former owners;

•	record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential impairment charges;
•	experience volatility in earnings due to changes in contingent consideration related to acquisition liability estimates;
•	incur amortization expenses related to certain intangible assets;
•	lose existing or potential contracts as a result of conflict-of-interest issues;
•	incur large and immediate write-offs; or
•	become subject to litigation.

If we are not able to successfully manage our growth strategy, our business operations and financial results may be adversely affected.

Our expected future growth presents numerous managerial, administrative, and operational challenges. Our ability to manage the growth of our operations will require us to continue to improve our management information systems and our other internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate, and retain both our management and professional employees. The inability of our management to effectively manage our growth or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business.

There is no assurance that we will achieve synergies and cost savings in connection with prior or future acquisitions.

We may not achieve anticipated cost savings in connection with prior or future acquisitions within the anticipated time frames or at all. A variety of risks could cause us not to realize some or all of these expected benefits. These risks include, among others, higher than expected standalone overhead expenses, delays in the anticipated timing of activities related to such initiatives and the incurrence of other unexpected costs associated with operating the business. Moreover, our implementation of cost savings initiatives may disrupt our operations and performance, and our estimated cost savings from such initiatives may be based on assumptions that prove to be inaccurate. If, for any reason, the benefits we realize are less than our estimates or our improvement initiatives adversely affect our operations or cost more or take longer to implement than we project, or if our assumptions prove inaccurate, our results of operations may be materially and adversely affected. In addition, our operating results from these acquisitions could, in the future, result in impairment charges for any of our intangible assets, including goodwill, or other long-lived assets, particularly if economic conditions worsen unexpectedly. These changes could materially adversely affect our results of operations, financial condition, stockholders’ equity, and cash flows.

Demand from clients is cyclical and vulnerable to economic downturns. If the economy weakens or client spending declines, our financial results may be impacted.

Demand for services from our clients is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing or canceling proposed and existing projects. Our business traditionally leads in downturns to the overall economy and may lag in a recovery. As a result, we may not have seen the full effects of the COVID-19 pandemic on our business.

In addition, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the U.S., U.K. and European Union, along with others, imposed significant new sanctions and export controls against Russia. Russian banks and certain Russian individuals may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the escalating military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into global markets and the global economy. Current global geopolitical tensions, including related to Ukraine, may exacerbate any economic downturn. If the economy weakens further or client spending declines, then our revenue, profits and overall financial condition may deteriorate.

In addition, if there is additional economic downturn, our existing and potential clients may either postpone entering into new contracts, renew existing contracts or request price concessions. Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding and the potential of increased credit losses on uncollectible invoices. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

Outbreaks of communicable diseases, including the on-going global pandemic related to COVID-19 and its variants may have, directly or indirectly, a material and adverse effect on our business, financial condition, and results of operations. The duration and extent to which this will impact our future financial condition and results of operations remains uncertain.

Global or national health concerns, including the outbreak of pandemic or contagious disease, can negatively impact the U.S. economy and, therefore, demand and pricing for our services. For example, the outbreak of the COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have already adversely affected the U.S. economy and financial markets, resulting in an economic downturn that has negatively impacted demand for services like ours (see Note 24 of the accompanying combined financial statements for more information on the impact of COVID-19 on our operations). Furthermore, the COVID-19 pandemic also raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our services and affect our financial condition and results of operations even after the pandemic is contained, and the containment measures are lifted. For example, if a client’s financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. The COVID-19 pandemic raises the possibility of an extended global economic downturn that may affect the ability of our customers to pay for our services. Since many of our clients are government agencies, a fall in tax revenues from the downturn in activity could affect their decisions to spend more on infrastructure maintenance and upgrades. We continue to monitor the impact of the COVID-19 pandemic on our cash flows and on the credit and financial markets.

Additionally, we have an increased number of employees working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home Wi-Fi networks and virtual private networks, as well as increased distribution of physical machines. While we implement IT controls to reduce the risk of a cyber-security and data security breach, there is no guarantee that these measures will be adequate to safeguard all systems with an increased number of employees working remotely.

At this time, we are monitoring, and will continue to monitor, the safety of our employees during the COVID-19 pandemic. We are evaluating, and will continue to evaluate, the impact of COVID-19 on projects, but the full effects of COVID-19 on our operations are still unknown. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, and the impact of these and other factors on our employees and clients. The implementation of shelter-in-place orders within the cities and municipalities we operate in could further negatively impact future results as well as the re-designation of infrastructure spending to non-essential services. Finally, the engineering and consulting design process undertaken by us is a collaborative process typically undertaken in an in-person office environment. The lack of this in person interaction may adversely impact our work product and our financial results. It is not possible at this time to estimate the full impact that COVID-19 will have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

 Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including those related to our ability to increase sales to existing and new customers, continue to perform on existing contracts, develop and deploy new technologies, expand our marketing capabilities and sales organization, generate sufficient cash flow to service our indebtedness, and comply with the covenants in the agreements that govern our indebtedness.

Our results of operations depend on the award of new contracts and the renewal of existing contracts and the timing of the performance of these contracts.

Our revenues derive from new contract awards and the renewal of existing contracts. Our long-term projected results could be affected by delays in the timing of the awards or cancellations of such projects resulting from economic conditions, material and equipment pricing and availability or other factors. It is particularly difficult to predict whether or when we will receive large-scale projects as these contracts are affected by several factors including lengthy and complex bidding and selection process, among others. Other factors include market conditions, financing arrangements, and required governmental approvals. While we do not have any contract with the requirement to provide a bond or letter of credit to protect the client from our failure to perform under the terms of the contract, we may be required to do so at some time in the future. We generate revenues from such project awards; as such, our results of operations and cash flows can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts. Furthermore, many of these contracts are subject to financing contingencies and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for the project.

In addition, certain contracts require us to satisfy specific progress or performance milestones in order to receive payment from the customer. As a result, we may incur significant costs for labor, equipment, sub-consultants or other out of pocket expenses prior to receipt of payment from a customer.

The uncertainty of contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than necessary under existing contracts in anticipation of future workforce needs for expected contract awards. If an expected contract award is delayed or not received, we may incur additional costs resulting from reductions in staff or redundancy of facilities, which could have a material adverse effect on our business, financial condition and results of operations.

A significant decline in new home construction, and/or a deterioration in expectations regarding the homebuilding market, could have a material adverse impact on our business, financial condition and results of operations.

Our clients include many of the top homebuilders in the United States. Demand for new homes has been fueled by continued low interest rates and changing population demographics but remains sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. It is likely that if there was an economic downturn, the resulting decline in demand for new homes would negatively impact the demand for our residential land planning and design services, which in turn could have a material adverse impact on our business, results of operations and financial condition.

Construction, roadway, mining and maintenance sites are inherently dangerous workplaces. If we, the owner, or others working at such sites fail to maintain safe work conditions, we can be exposed to significant financial losses and reputational harm, as well as civil and criminal liabilities.

Construction and maintenance sites often put our employees and others in proximity with large pieces of mechanized equipment, moving vehicles, manufacturing processes, and highly regulated materials, in a challenging environment. If we fail to implement safety procedures or if the procedures, we implement are ineffective, or if others working at the site fail to implement and follow appropriate safety procedures, our employees and others may become injured, disabled or even lose their lives, the completion or commencement of our projects may be delayed, and we may be exposed to litigation or investigations. Unsafe work sites also have the potential to increase employee turnover, increase the cost of a project to our clients, and raise our operating and insurance costs. Any of the foregoing could result in financial losses or reputational harm, which could have a material adverse impact on our business, financial condition and results of operations.

 In addition, our projects could involve the handling of hazardous and other highly regulated materials, which, if improperly handled or disposed of, could subject us to civil and/or criminal liabilities. We are also subject to regulations dealing with occupational health and safety. Although we maintain functional groups whose primary purpose is to ensure we implements effective health, safety and environmental (“HSE”) work procedures throughout our organization, including construction sites, roadways, mines and maintenance sites, the failure to comply with such regulations could subject us to liability. In addition, despite the work of our functional groups, we cannot guarantee the safety of our personnel or that there will be no damage to or loss of our work, equipment, or supplies.

We operate a large and diverse fleet of vehicles. Our employee drivers receive safety training, and we monitor for safe driving, however, we may be subject to liability associated with incidents involving our fleet.

Our general safety record is critical to our reputation. Many of our clients require that we meet certain safety criteria to be eligible to bid for contracts and many contracts provide for automatic termination or forfeiture of some or all of our contract fees or profit in the event we fail to meet certain measures. Accordingly, if we fail to maintain adequate safety standards, or even if we do maintain those safety standards but our employees are involved in accidents that result in our failing to meet stated safety criteria, we could suffer reduced profitability or the loss of projects or clients, which could have a material adverse impact on our business, financial condition, and results of operations.

Our services expose us to significant risks of liability, and our insurance policies may not provide adequate coverage.

If we fail to provide our services in accordance with applicable professional standards or contractual requirements, we could be exposed to significant monetary damages or even criminal violations. Our engineering practice, for example, involves applying professional judgments to the planning, design, development, construction, operations and management of residential, commercial, and mixed-use projects, industrial facilities, and public infrastructure projects. While we do not generally accept liability for consequential damages in our contracts, and although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, a catastrophic event at one of our project sites or completed projects resulting from the services we have performed could result in significant professional or product liability, and warranty or other claims against us as well as reputational harm, especially if public safety is impacted. These liabilities could exceed our insurance limits or the fees we generate, may not be covered by insurance at all due to various exclusions in our coverage and self-insured retention amounts, and could impact our ability to obtain insurance in the future. Further, even where coverage applies, the policies have deductibles, which result in our assumption of exposure for certain amounts with respect to any claim filed against us. In addition, clients or sub-consultants who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay it. An uninsured claim, either in part or in whole, as well as any claim covered by insurance but subject to a high deductible, if successful and of a material magnitude, could have a material adverse impact on our business, financial condition and results of operations.

Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure as well as disrupt the management of our business operations.

We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and some of our contracts require us to maintain specific insurance coverage limits. If any of our third-party insurers fail, suddenly cancel coverage, or otherwise are unable to provide us with adequate insurance coverage, our overall risk exposure and operational expenses would increase, and the management of our business operations would be disrupted. In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.

The contracts in our backlog may be adjusted, cancelled, or suspended by our clients and, therefore, our backlog is not necessarily indicative of our future revenues or earnings. Additionally, even if fully performed, our backlog is not a good indicator of future gross profit.

Backlog represents the total dollar amount of revenues we expect to record in the future from the performance of work under contracts we have been awarded. As of December 31, 2021, our gross backlog totaled approximately $167 million. There is no assurance that backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all our contracts are subject to cancellation, termination, or suspension at the discretion of the client. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the services required by the project. The risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

 The contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog is based on estimates. Additionally, the way we perform on our individual contracts can affect greatly our gross margins and hence, future profitability.

The nature of our assignments, particularly those that are fixed price, subject us to risks of cost overruns. We may experience reduced profits or, in some cases, losses if costs increase above budgets or estimates or if the project experiences schedule delays.

For the years ended December 31, 2021 and 2020, approximately 66% and 63%, respectively, of our gross revenues were earned under fixed price assignments. Fixed price assignments require us to estimate the total cost of the project in advance of its performance. For fixed price assignments, we may benefit from any cost savings, but we bear greater risk of paying some, if not all, of any cost overruns. Fixed price assignments are established in part on partial or incomplete designs, cost and scheduling estimates that are based on several assumptions, including those about future economic conditions, commodity and other materials pricing and availability of labor, equipment and materials, and other exigencies. If the design or the estimates prove inaccurate or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather or other delays beyond our control, changes in the costs of equipment or raw materials, our vendors’ or sub-consultants’ inability or failure to perform, or changes in general economic conditions, then cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. These risks are increased for projects with long-term durations because there is a greater risk that the circumstances on which we based our original estimates will change in a manner that increases costs. If the project is significant, or there are one or more issues that impact multiple projects, costs overruns could have a material adverse impact on our business, financial condition, and results of operations.

We are dependent on third parties to complete certain elements of our contracts.

Third-party sub-consultants we hire perform certain work under our contracts. We also rely on third-party equipment manufacturers or suppliers to provide equipment used for certain of our projects. If we are unable to hire qualified sub-consultants or find qualified equipment manufacturers or suppliers, our ability to successfully complete certain projects could be impaired. If we are not able to locate qualified third-party sub-consultants or the amount we are required to pay for sub-consultants or equipment and supplies exceeds what we have estimated, especially in a lump sum or a fixed price contract, we may suffer losses on these contracts. If a sub-consultant, supplier or manufacturer fails to provide services, supplies or equipment as required under a contract for any reason, we may be required to source these services, equipment or supplies to other third parties on a delayed basis or on less favorable terms, which could impact contract profitability. There is a risk that we may have disputes with our sub-consultants relating to, among other things, the quality and timeliness of work performed, customer concerns about a sub-consultant or our failure to extend existing task orders or issue new task orders under a contract. In addition, faulty workmanship, equipment, or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications.

Third parties may find it difficult to obtain enough financing to help fund their operations. The inability to obtain financing could adversely affect a third party’s ability to provide materials, equipment or services which could have a material adverse impact on our business, financial condition, and results of operations. In addition, a failure by a third-party sub-consultant, supplier, or manufacturer to comply with applicable laws, regulations or client requirements could negatively impact our business and, for government clients, could result in fines, penalties, suspension or even debarment being imposed on us, which could have a material adverse impact on our business, financial condition, and results of operations.

 Failure of our sub-consultants to satisfy their obligations to us or other parties, or the inability to maintain these relationships, may adversely impact our business operations and financial results.

We depend on sub-consultants in conducting our business. There is a risk that we may have disputes with our sub-consultants arising from, among other things, the quality and timeliness of work performed, client concerns, or failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of our sub-consultants fail to deliver on a timely basis the agreed-upon services or supplies, go out of business, or fail to perform on a project, our ability to fulfill our obligations may be jeopardized and we may be contractually responsible for the work performed. The absence of qualified sub-consultants with which we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

We also rely on relationships with other contractors when we act as their sub-consultants or joint venture partner. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or teaming arrangement relationships with us or if a government agency terminates or reduces these other contractors’ programs, does not award them new contracts, or refuses to pay under a contract.

Weather conditions and seasonal revenue fluctuations may adversely impact our financial results.

Our financial results during the months of November through March may be impacted by adverse weather conditions and the holiday season. As a result, our revenue and net income for the first and fourth quarters of our fiscal year may be lower when compared to our results for the second and third quarters of our fiscal year. If we were to experience lower-than-expected revenue during any such periods, we could experience a material adverse effect on our business, financial results and cash flows.

Catastrophic events may adversely impact our business operations.

Our business operations may be adversely impacted by force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters as well as terrorist attacks. Such events could result in the closure of offices, interruption of projects, and the relocation of employees. We typically remain obligated to perform our services after a terrorist attack or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our business operations.

Further, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational, support, hosted services, and sales activities. Despite our implementation of network security measures, we are vulnerable to disruption, infiltration, or failure of these systems or third-party hosted services in the event of a major earthquake, fire, power loss, telecommunications failure, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, lengthy interruptions in our services, breaches of data security, and loss of critical data and could harm our future operating results.

We rely on third-party internal and outsourced software to run our critical accounting, project management and financial information systems. As a result, any sudden loss, disruption or unexpected costs to maintain these systems could significantly increase our operational expense and disrupt the management of our business operations.

We rely on third-party software to run our critical accounting, project management and financial information systems. We also depend on our software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.

Cyber security breaches of our systems and information technology could adversely impact our ability to operate.

We need to protect our own internal trade secrets, work product for our clients, and other business confidential information from disclosure. We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients’ proprietary or classified information. As a result of the developing conflict between Russia and the Ukraine, in February 2022 the U.S. Cybersecurity and Infrastructure Security Agency issued a “Shields Up” alert for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations both within and beyond the U.S., particularly in the wake of sanctions imposed by the United States and its allies. We rely on industry-accepted security measures and technology to maintain securely all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems, but they are still vulnerable to these threats. A user who circumvents security measures can misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. Our industry has not been immune from organized cyber-attacks from persons seeking a ransom as a condition of releasing access to the firm’s computer systems. As a result, we can be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events can damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Negative conditions in the credit and financial markets and delays in receiving client payments could result in liquidity problems, adversely affecting our cost of borrowing and our business.

Although we finance much of our operations using cash provided by operations, at times we depend on the availability of credit to grow our business and to help fund business acquisitions. Instability in the credit markets in the U.S. or abroad could cause the availability of credit to be relatively difficult or expensive to obtain at competitive rates, on commercially reasonable terms or in sufficient amounts. This situation could make it more difficult or more expensive for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of securities or such additional capital may not be available on terms acceptable to us, or at all. We may also enter into business acquisition agreements that require us to access credit, which if not available at the closing of the acquisition could result in a breach of the acquisition agreement and a resulting claim for damages by the sellers of such business. In addition, market conditions could negatively impact our clients’ ability to fund their projects and, therefore, utilize our services, which could have a material adverse impact on our business, financial condition, and results of operations.

Some of our customers, suppliers and sub-consultants depend on access to commercial financing and capital markets to fund their operations. Disruptions in the credit or capital markets could adversely affect our clients’ ability to finance projects and could result in contract cancellations or suspensions, project delays and payment delays or defaults by our clients. In addition, clients may be unable to fund new projects, may choose to make fewer capital expenditures or otherwise slow their spending on our services or to seek contract terms more favorable to them. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects or that cause them to exercise their right to terminate our contracts with little or no prior notice. In addition, any financial difficulties suffered by our sub-consultants or suppliers could increase our cost or adversely impact project schedules. These disruptions could materially impact our backlog and have a material adverse impact on our business, financial condition and results of operations.

Our quarterly results may fluctuate significantly, which could have a material negative effect on the price of our common stock.

Our quarterly operating results may fluctuate due to several factors, including:

•	fluctuations in the spending patterns of our customers;
•	the number and significance of projects executed during a quarter;
•	unanticipated changes in contract performance, particularly with contracts that have funding limits;
•	the timing of resolving change orders, requests for equitable adjustments and other contract adjustments;
•	the timing of our meeting a project milestone that allows us to bill our client and recognize revenue;
•	project delays;
•	changes in prices of commodities or other supplies;
•	weather conditions that delay work at project sites;
•	the timing of expenses incurred in connection with acquisitions or other corporate initiatives;
•	natural disasters or other crises;
•	staff levels and utilization rates;
•	changes in prices of services offered by our competitors; and
•	general economic and political conditions.

If our quarterly operating results fluctuate significantly, it could have a material negative affect on our financial condition and results of operations and could cause the price of our common stock to decrease, perhaps substantially and disproportionately to the actual effect on our business.

An impairment charge on our goodwill could have a material adverse impact on our financial position and results of operations.

Because we have grown in part through acquisitions, and expect to grow further through acquisitions, goodwill and intangible assets represent a substantial portion of our assets and will likely represent a more substantial portion in the future. As of December 31, 2021 and 2020, we had $28.5 million and $9.2 million of goodwill, representing 20.6% and 14.5%, respectively, of our total assets as of December 31, 2021 and 2020. Under U.S. GAAP, we are required to evaluate goodwill carried in our condensed consolidated balance sheet for possible impairment on an annual basis using a fair value approach. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below our goodwill carrying value. These events or circumstances could include a significant change in the business climate, including legal factors, economic impacts, operating performance indicators, competition, sale, or disposition of a significant portion of our business, potential changes in regulatory or licensing requirements, and other factors.

If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, that might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. The amount of any impairment could be significant and, if taken, could have a material adverse impact on our financial position and results of operations to the period in which we record the charge.

Rising inflation, interest rates, and/or construction costs could reduce the demand for our services as well as decrease our profit on existing contracts, particularly our fixed price contracts.

Rising inflation, interest rates, or construction costs could reduce the demand for our services. In addition, we bear all the risk of rising inflation on our fixed price contracts with respect to our cost of labor. Because a meaningful portion of our revenues are earned from fixed price contracts involving a substantial cost associated with our labor, the effects of inflation could have a material adverse impact on our business, financial condition, and results of operations.

We are subject to professional standards, duties and statutory obligations on professional reports and opinions we issue, which could subject us to monetary damages.

We issue reports and opinions to clients based on our professional engineering expertise as well as our other professional credentials that subject us to professional standards, duties and obligations regulating the performance of our services. If a client or another third party alleges that our report or opinion is incorrect or it is improperly relied upon and we are held responsible, we could be subject to significant liability or claims for damages. In addition, our reports and other work product may need to comply with professional standards, licensing requirements, securities regulations and other laws and rules governing the performance of professional services in the jurisdiction where the services are performed. We could be liable to third parties who use or rely upon our reports and other work product even if we are not contractually bound to those third parties. These events could in turn result in monetary damages and penalties.

Our credit agreement with Bank of America, N.A. contains several restrictive covenants, which could limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

Our credit agreement contains several financial covenants that impose operating and other restrictions on us, and our subsidiaries. Such restrictions affect or could affect, and in many respects limit or prohibit, among other things, our ability, and the ability of certain of our subsidiaries to:

•	incur additional indebtedness;
•	create liens;
•	pay dividends and make other distributions in respect of our equity securities;
•	redeem our equity securities;
•	enter into certain lines of business;
•	make certain investments or certain other restricted payments;
•	sell certain kinds of assets;
•	enter into certain types of transactions with affiliates; and
•	undergo a change in control or effect certain mergers or consolidations.

In addition, our credit agreement also requires us to comply with certain fixed charge coverage, debt to EBITDA and senior debt to EBITDA ratios. Events beyond our control may affect our ability to comply with these covenants.

These restrictions could limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans and could adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under the credit agreement. If an event of default occurs, the lenders under the credit agreement could elect to:

•	declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;
•	require us to apply all our available cash to repay the borrowings; or
•	prevent us from making debt service payments on certain of our borrowings due to other creditors.

If we were unable to repay or otherwise refinance these borrowings when due, the lenders under the credit agreement could sell the collateral securing the credit agreement, which constitutes a significant majority of our assets.

Changes in the method of determining the London Inter-Bank Offered Rate, or LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest income or expense.

On July 27, 2017, the United Kingdom Financial Conduct Authority, which oversees LIBOR, formally announced that it could not assure the continued existence of LIBOR in its current form beyond the end of 2021, and that an orderly transition process to one or more alternative benchmarks should begin. In April 2018, the Federal Reserve Bank of New York, in conjunction with the AARC, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasuries called the Secured Overnight Financing Rate. The first publication of SOFR was released in April 2018. Certain borrowings under our credit agreement are currently determined by a LIBOR benchmark. An amendment to the credit facility as of July 30, 2021 provides SOFR as the benchmark replacement. Whether or not SOFR attains market acceptance as a LIBOR replacement remains in question. The selection of SOFR as the alternative reference rate currently presents certain market concerns, because a term structure for SOFR has not yet developed, and there is not yet a generally accepted methodology for adjusting SOFR, which represents an overnight, risk-free rate, so that it will be comparable to LIBOR, which has various tenors and reflects a risk component. In addition, our hedging strategies may be adversely impacted as no active market exists for derivative instruments tied to SOFR.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our credit agreement bear interest at variable rates, exposing us to interest rate risk. If the interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our results of operations and cash flows for servicing our indebtedness would decrease.

Risks Relating to Government Contracts, Regulation and Litigation

Governmental agencies may modify, curtail, or terminate our contracts at any time prior to their completion and, if we do not replace them, we may suffer a decline in revenue.

Most government contracts may be modified, curtailed, or terminated by the government either at its discretion or upon the default of the contractor. If the government terminates a contract at its discretion, then we typically can recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination, which could prevent us from recognizing all the potential revenue and profits from that contract. In addition, for some assignments, the government may attempt to “insource” the services to government employees rather than outsource to a contractor. If a governmental agency terminates a contract due to our default, we could be liable for excess costs incurred by the governmental agency in obtaining services from another source.

Because we provide services to municipalities and other public agencies, we are more susceptible to the unique risks associated with government contracts.

A substantial amount of our revenue is derived from our work for municipalities and other public agencies. Consequently, we are exposed to certain risks associated with public agency and government contracting, any one of which can have a material adverse effect on our business, results of operations and financial condition. These risks include:

•	The ability of the public agency to terminate the contract with 30 days’ prior notice or less;
•	Changes in public agency spending and fiscal policies which can have an adverse effect on demand for our services;
•	Contracts that are subject to public agency budget cycles, and often are subject to renewal on an annual basis;
•	The often wide variation of the types and pricing terms of contracts from agency to agency;
•	The difficulty of obtaining change orders and additions to contracts; and
•	The requirement to perform periodic audits as a condition of certain contract arrangements.

Legislation, policy, rules, or regulations may be enacted that limit or change the ability of state, regional or local agencies to contract for our privatized services. Such changes would affect our ability to obtain new contracts and may decrease the demand for our services.

Legislation is proposed periodically that attempts to limit the ability of governmental agencies to contract with private consultants to provide services. Should such changes occur and be upheld, demand for our services may be materially adversely affected. For the years ended December 31, 2021 and 2020, approximately 13% and 24% of our gross revenue, respectively, was derived from services performed under contracts with governmental agencies. While attempts at such legislation have failed in the past, such measures could be adopted in the future.

State and other public employee unions may bring litigation that seeks to limit the ability of public agencies to contract with private firms to perform government employee functions relating to public improvements. Judicial determinations in favor of these unions could affect our ability to compete for contracts and may have an adverse effect on our financial results.

For over 20 years, state and other public employee unions have challenged the validity of propositions, legislation, charters, and other government regulations that allow public agencies to contract with private firms to provide services in the fields of engineering, design, and construction of public improvements that might otherwise be provided by public employees. These challenges could have the effect of eliminating or severely restricting the ability of municipalities to hire private firms and otherwise require them to use union employees to perform the services. If a state or other public employee union is successful in its challenge, this may result in additional litigation which could affect our ability to compete for contracts.

 Our failure to comply with a variety of complex procurement rules and regulations could damage our reputation and result in our being liable for penalties, including termination of our government contracts, disqualification from bidding on future government contracts and suspension or debarment from government contracting.

We must comply with laws and regulations relating to government contracts, which affect how we do business with our customers and may impose added costs on our business. Some significant laws and regulations that affect us include:

•	federal, state, and local laws and regulations (including the Federal Acquisition Regulation or “FAR”) regarding the formation, administration, and performance of government contracts;
•	the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval; and
•

federal, state, and local laws and regulations regarding procurement integrity including gratuity, bribery and anti-corruption requirements as well as limitations on political contributions and lobbying.

Any failure to comply with applicable laws and regulations could result in contract termination, damage to our reputation, price or fee reductions, suspension, or debarment from contracting with the government, each of which could have a materially adverse effect our business, results of operations and financial condition.

In addition, federal, state, and local government entities may revise existing contract rules and regulations or adopt new contract rules and regulations at any time and may also face restrictions or pressure regarding the type and number of services that they may obtain from private contractors. Any of these changes could impair our ability to obtain new contracts or renew contracts under which we currently perform when those contracts are subject to recompete.

The outcome of pending and future claims and litigation could have a material adverse impact on our business, financial condition, and results of operations.

We are a party to claims and litigation in the normal course of business. Since we engage in engineering, surveying and related consulting activities for large facilities and projects where design, construction or systems failures can result in substantial injury or damage to employees or others, we are exposed to claims and litigation and investigations if there is a failure at any such facility or project. Such claims could relate to, among other things, personal injury, loss of life, business interruption, property damage, pollution and environmental damage and be brought by our clients or third parties, such as those who use or reside near our clients’ projects. We can also be exposed to claims if we agreed that a project will achieve certain performance standards or satisfy certain technical requirements and those standards or requirements are not met. In many of our contracts with clients, sub-consultants, and vendors, we agree to retain or assume potential liabilities for damages, penalties, losses and other exposures relating to projects that could result in claims that greatly exceed the anticipated profits relating to those contracts. In addition, while clients and sub-consultants may agree to indemnify us against certain liabilities, such third parties may refuse or be unable to pay it.

Employee, agent or partner misconduct or our overall failure to comply with laws or regulations may adversely impact our reputation and financial results as well as subject us to criminal and civil enforcement actions.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents, or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with regulations regarding government procurements, the protection of classified information, bribery and other foreign corrupt practices, pricing of labor and other costs in government contracts, lobbying or similar activities, internal controls over financial reporting, environmental laws, and any other applicable laws or regulations. Our policies mandate compliance with these regulations and laws, and we take precautions to prevent and detect misconduct. However, since our internal controls are subject to inherent limitations, including human error, it is possible that these controls could be intentionally circumvented or become inadequate because of changed conditions. As a result, we cannot assure that our controls will protect us from reckless or criminal acts committed by our employees and agents. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearances, and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions. Historically, we have not had any material cases involving misconduct or fraud.

 Changes in resource management or infrastructure industry laws, regulations, and programs could directly or indirectly reduce the demand for our services which could in turn negatively impact our revenue.

Some of our services are directly or indirectly impacted by changes in U.S. federal, state, local, or foreign laws and regulations pertaining to resource management, infrastructure, and the environment. In addition, growing concerns about climate change may result in the imposition of additional regulations, international protocols or other restrictions on emissions. Accordingly, such additional laws and regulations or a relaxation or repeal of existing laws and regulations, or changes in governmental policies regarding the funding, implementation, or enforcement of these programs, could result in a decline in demand for our services, which could in turn negatively impact our revenue.

We may be subject to liabilities under environmental laws and regulations, including liabilities assumed in acquisitions for which we may not be indemnified.

We must comply with several laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up could be imposed upon any responsible party. Other principal federal environmental, health, and safety laws affecting us include, among others, the Resource Conversation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Toxic Substances Control Act, and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury, or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

While our business is not subject to significant regulation, the services we provide to our customers address various federal, state and local regulations that must be complied with to receive approval to proceed. In connection with the process of bidding for and being awarded certain government assignments we are required to provide an annual Federal Acquisition Regulation rate audit that determines our overhead reimbursement allowance. With respect to the operation of our business, we are subject to professional licensing requirements that vary by state.

Each state establishes licensing and organizational requirements for our services. Certain states allow only individuals and individually owned professional services corporations to hold licenses. In those states there may be grandfathering exemptions that allow corporations to hold licenses. In the event a state does not allow a corporation to hold a license, we have in the past formed professional services corporations owned by Mr. Bowman and other employees to facilitate our ability to work in such states. To the extent we cannot adequately satisfy a state’s licensing requirements, we do not operate in that state. As of December 31, 2021, we were licensed to operate in 45 states.

Risks Relating to Our Common Stock

We are subject to increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Emerging growth companies may implement many of these requirements over a longer period of up to five years from the pricing of this offering. We intend to take advantage of these extended transition periods but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations made it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs in the future to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements, or insufficient disclosures due to error or fraud may occur and not be detected.

The price of our common stock has been, and may continue to be, volatile and the value of our common stock could decline.

The market price of our common stock has been, and may in the future be highly, volatile. The stock market in general and the market for emerging growth companies have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•	the recruitment or departure of key personnel;
•	actual or anticipated changes in estimates as to financial results, acquisitions or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in the utility and infrastructure markets where we focus;
•	future sales of our common stock by us or our stockholders;
•	the trading volume of our common stock;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

An active trading market for our common stock may not continue to develop or be sustained.

Prior to the commencement of trading of our common stock on May 7, 2021, no public market for our common stock existed. Although our common stock is listed on The Nasdaq Global Market, an active trading market for our common stock may not continue to develop, or if further developed, be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies by using our shares as consideration.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our continued eligibility for listing on Nasdaq depends on several factors. If Nasdaq delists the common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;
•

a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We may not continue to obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Our President, Chairman and Chief Executive Officer owns a large percentage of our voting stock, which may allow him to have a significant influence on all matters requiring stockholder approval.

Mr. Gary Bowman, our President, Chairman and Chief Executive Officer, beneficially owned 2,711,003 shares, or approximately 21.55% of our common stock as of March 23, 2022. Mr. Bowman has significant power to influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including decisions regarding mergers, going private transactions, and other extraordinary transactions, and to significantly influence the terms of any of these transactions. Although Mr. Bowman owes our stockholders certain fiduciary duties as a director and an executive officer, Mr. Bowman could take actions to address his own interests, which may be different from those of our other stockholders.

Raising additional capital may cause dilution to our stockholders, including purchasers of common stock in this offering.

To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect your rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

 Issuances or sales of a substantial number of shares of our common stock, or the perception that such issuances or sales may occur, could cause our stock price to decline.

The issuance of additional shares of our common stock, such as the follow-on offering of 1,057,500 shares of common stock that we completed in February 2022, including the full exercise of the underwriters’ over-allotment that we completed in March 2022, could dilute the ownership interest of our common stockholders and could depress the market price of shares of our common stock.

In addition, if our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after certain lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline.

In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with financings, acquisitions, registration statements or otherwise.

After our initial public offering, we filed a registration statement under the Securities Act to register shares of our common stock that we may issue under our equity incentive plans. As a result, all such shares can be freely sold in the public market upon issuance, subject to any vesting conditions or contractual lock-up agreements.

If additional shares of our common stock are issued or sold, or if it is perceived that they will be issued or sold, in the public market, the market price of our common stock could decline.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•

a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;

•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•

a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, or DGCL, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These antitakeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders; (3) any action asserting a claim pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws contain a Federal Forum provision that provides that unless we consent in writing to the selection of an alternative forum, the United States District Court for the Eastern District of Virginia shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the Exchange Act. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

We recognize that the Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Virginia, as applicable. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the Commonwealth of Virginia may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to, exemption from auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced executive compensation disclosure obligations, in our periodic reports and our proxy statements, and an exemption from the requirements of holding nonbinding advisory votes on executive compensation, and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to not “opt out” of this exemption from complying with new or revised accounting standards and, therefore, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We do not intend to pay cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 12355 Sunrise Valley Drive, Suite 520, Reston, Virginia 20191, which we lease under a seven-year commitment with annual lease terms of $0.3 million. We do not own any real property. We currently operate out of 32 core locations nationally, of which one is an arms’ length lease from a property owner including members of our management team. See “Certain Relationships and Related Party Transactions” for a description of these terms. Our lease terms vary ranging from month-to-month to multi-year commitments. While we take pride in offering work locations to our employees that are conveniently located, professionally finished, well appointed, transit-centric and amenity rich, we do not consider any specific leased properties to be materially important to our long-term prospect for success. While we do believe it is necessary to maintain offices through which our services are coordinated and our employees collaborate in person, we feel there are an ample number of available office rental properties that could adequately serve our needs should we need to relocate or expand any of our operations.

Item 3. Legal Proceedings

From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. As of the date of this Annual Report on Form 10-K, we are not party to any litigation, the outcome of which if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial position.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “BWMN.”

Stockholders

As of March 23, 2022, there were approximately seven holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

Sales of unregistered securities during the year ended December 31, 2021 were previously disclosed in our Quarterly Reports on Form 10-Q for each of the quarters March 31, 2021 and September 30, 2021. Subsequent to September 30, 2021 and through the reporting date of this Annual Report on Form 10-K, we made sales of the following unregistered securities:

On October 1, 2021, we issued to Triangle Site Design PLLC, 65,407 shares of common stock at $13.56 per share for a total of $0.9 million, as partial consideration for our acquisition of Triangle Site Design PLLC.

On October 8, 2021, we issued to PCD Engineering, Inc, 36,444 shares of common stock at $13.88 per share for a total of $0.5 million, as partial consideration for our acquisition of PCD Engineering, Inc.

On December 15, 2021, we issued to Kibart, Inc, 38,547 shares of common stock at $19.70 per share for a total of $0.8 million, as partial consideration for our acquisition of Kibart, Inc.

On December 23, 2021, we issued to 1519 Surveying LLC, 50,559 shares of common stock at $21.90 per share for a total of $1.1 million, as partial consideration for our acquisition of 1519 Surveying LLC.

On December 31, 2021, we issued to Terra Associates, Inc, 49,875 shares of common stock at $21.25 per share for a total of $1.1 million, as partial consideration for our acquisition of Terra Associates, Inc.

For a description of these acquisitions, see Note 4, Acquisitions, appearing in Part IV of this Annual Report on Form 10-K.

The offer, sale and issuance of the securities described above were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to, or for sale in connection with any, distribution thereof. Each of the recipients had adequate access through business or other relationships to information about us. Appropriate legends were affixed to the securities issued in each of these transactions. None of the transactions involved any underwriters, underwriting discounts or commissions.

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

We utilized a portion of our net proceeds to satisfy our obligation under our revolving line of credit, to pay expenses associated with the offering and the funding of acquisitions. We expect to use the remaining net proceeds for general corporate purposes, including organic expansion and the funding of potential future acquisitions.

Issuer Purchases of Equity Securities

The following table summarizes the purchases of shares of our common stock made by us during the three months ended December 31, 2021 (in thousands, except share data and average price per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/21 - 10/31/21	-	-	-	-
11/1/21 - 11/30/21	-	-	-	-
12/1/21 - 12/31/21	12,874	21.25	-	-

We repurchased 12,874 shares of common stock which were tendered by employees to satisfy required tax withholding obligations arising from the vesting of restricted shares of common stock.

Item 6. Selected Financial Data

For fiscal years ending on or after August 9, 2021, registrants are no longer required to provide the information in this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to several factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes, and other uncertainties, as well as those factors discussed in the “Risk Factors” section and “Cautionary Statement about Forward-Looking Statements,” in this Annual Report on Form 10-K, all of which are difficult to predict. Considering these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements, except to the extent required by applicable laws or rules. Unless the context otherwise requires, references to “Bowman,” the “company,” the “Company,” “we,” “us,” and “our” refer to Bowman Consulting Group Ltd., its wholly owned subsidiaries and combined entities under common control, or either or all of them as the context may require.

Overview

Bowman is a professional services firm delivering innovative engineering solutions to customers who own, develop, and maintain the built environment. We provide planning, engineering, construction management, commissioning, environmental consulting, geomatics, survey, land procurement and other technical services to over 3,000 customers operating in a diverse set of end markets. We work as both a prime and sub-consultant for a broad base of public and private sector customers that generally operate in highly regulated environments.

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

Gross contract revenue for the years ended December 31, 2021 and 2020 was $150.0 million and $122.0 million, respectively. Gross contract revenue derived from our workforce represented 89.9% and 85.0% of gross contract revenue for the years ended December 31, 2021 and 2020, respectively (see Net service billing – non-GAAP below). Our Adjusted EBITDA was $16.5 million on net income of $0.3 million and $13.9 million on net income of $1.0 million for the years ended December 31, 2021 and 2020, respectively.

COVID-19 Update

It is not possible at this time to estimate the full impact that COVID-19 will ultimately have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. We are evaluating, and will continue to evaluate, the impact of COVID-19 on projects, but the full effects COVID-19 will have on our operations are still unknown. Early on in the course of the pandemic we were considered an essential service in all states and local jurisdictions where we operate. While there was some degree of disruption in all markets, we were able to continue serving customers without interruption. As of the date of this report, we have not experienced any material and adverse effects on our business, financial condition and results of operations related to the COVID-19 pandemic. We did not qualify for the PPP Loan program under the CARES Act. We took advantage of the opportunity to defer $2.5 million of employer payroll taxes during the year ended December 31, 2020, as afforded us under the CARES Act. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, including new variants, the extent and effectiveness of containment actions, and the impact of these and other factors on our employees and clients. The implementation of shelter-in-place orders within the cities and municipalities we operate in could further negatively impact future results as well as the re-designation of infrastructure spending to non-essential services. At this time, we are monitoring, and will continue to monitor, the safety of our employees during the COVID-19 pandemic.

Common Stock Offering

On February 8, 2022, we priced an underwritten follow-on offering of 900,000 shares of our common stock (the “Firm Shares”) at an offering price of $16.00 per share. The shares were sold pursuant to an effective registration statement on Form S-1 (Registration No. 333-262464). In addition, Gary Bowman, our President, Chairman and Chief Executive Officer, sold an aggregate of 150,000 shares of common stock in the offering. We granted the underwriters of the offering a 30-day option to purchase up to 157,500 shares of our common stock solely to cover over-allotments. On February 11, 2022, we closed on the underwritten follow-on offering and received net proceeds of approximately $13.7 million after deducting the underwriting discount and estimated offering expenses payable by the Company, and Mr. Bowman received aggregate proceeds of approximately $2.4 million. We did not receive any proceeds from the sale of shares of our common stock by Mr. Bowman.

On February 28, 2021, the underwriters exercised their option to purchase an additional 157,500 shares of our common stock at an offering price of $16.00 per share, resulting in additional gross proceeds of approximately $2.5 million. After giving effect to this exercise of the overallotment option, the total number of shares sold by us in the follow-on offering increased to 1,057,500 shares with total gross proceeds of approximately $16.9 million. The exercise of the over-allotment option closed on March 2, 2022, at which time we received net proceeds of approximately $2.4 million after underwriting discounts and commissions.

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

We present our financial statements for the year ended December 31, 2020 as combined and for the year ended December 31, 2021 as consolidated, reflecting results for the Company, our subsidiaries and entities under common control performing similar services. In    the accompanying combined and consolidated financial statements, we eliminate all intercompany transactions between the entities. Consolidation of entities under common control would not have altered the presentation of financial statements since all appropriate adjustments and eliminations are included in the combined and condensed consolidated financial statements. In connection with our initial public offering, we executed consolidating transactions that eliminated the need to present combined and consolidated financial statements upon effectiveness of our initial public offering, other than for historical comparisons (see “Consolidating Transactions in Connection with our Initial Public Offering”).

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

We generally do not generate profit from the pass-through of sub-consultants and reimbursable expenses. As such, contract profitability is most heavy impacted by the mix of labor utilized to complete the tasks and the efficiency of those resources in completing the tasks. Our largest direct contract cost is consistently our labor. To grow our revenue and maximize overall profitability we carefully monitor and manage our fixed cost of labor and the utilization thereof. Maintaining an optimal level of utilization on a balanced pool of growing labor resources represents our greatest prospect for delivering increasing profitability.

We enter into contracts that contain two types of pricing characteristics:

Hourly contracts, also referred to as time and materials, are common for professional and technical consulting assignments both short-term and multi-year in duration. Under these types of contracts, there is no predetermined maximum fee and we generally experience no risk associated with cost overruns. For hourly contracts, we negotiate billing rates and charge our customers based upon the actual hours expended toward a deliverable. These contracts may have not-to-exceed parameters requiring us to receive additional authorizations from our customer to continue working, but we likewise do not have to continue working without assurances of payment for such additional work.

Lump sum contracts, also referred to as fixed fee, typically require the performance of some, or all, of the obligations under the contract for a specified amount, subject to price adjustments only if the scope of the project changes or unforeseen requirements arise.

Our fixed fee contracts generally include a specific scope of work and defined deliverables. Lump sum contracts can involve both hourly and fixed fee tasks.

The majority of our assignments are lump sum in nature representing approximately 66% and 63% of our gross contract revenue for the years ended December 31, 2021 and 2020, respectively. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that is performed at risk with no documented customer commitment.

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

Non-cash stock compensation represents the expenses incurred with respect to shares and options issued by the Company, both vested and unvested, to employees as long-term incentives. For the year ended December 31, 2020, non-cash stock compensation was determined by the change in the fair market measurement of the liability to common shares subject to repurchase. Subsequently, the expense is based on the amortization of the grant date fair value of equity grants over the vesting period. Non-cash stock compensation cost for permanent equity will be the grant date fair value of the awards, or the Black-Sholes-Merton value of stock options on the grant date, recognized ratably over the vesting periods of each award.

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

Adjusted EBITDA

We view Adjusted EBITDA, which is a non-GAAP financial measure, as an important indicator of normalized performance. We define Adjusted EBITDA as net income before interest expense, income taxes and depreciation and amortization, plus discontinued expenses, legal settlements, and other costs not in the ordinary course of business, non-cash stock-based compensation (inclusive of expenses associated with the adjustment of our liability for common shares subject to redemption), and other adjustments such as costs associated with preparing for our initial public offering. Our peers may define Adjusted EBITDA differently.

Adjusted EBITDA Margin, net

Adjusted EBITDA Margin, net, which is a non-GAAP financial measure, represents Adjusted EBITDA, as defined above, as a percentage of net service billings, as defined above.

Critical Accounting Policies and Estimates

We use estimates in the determination of certain financial results. Estimates used in financial reporting utilize only information available to us at the time of formulation. These estimates are subject to change as new information becomes available. Discussed below are the accounting policies for which we believe our judgments and estimates have the greatest potential impact.

Revenue Recognition

On January 1, 2019, we adopted Accounting Standards Codification Topic 606 (“ASC Topic 606”). To determine the proper revenue recognition method under ASC Topic 606, we evaluate whether two or more contracts should be combined and accounted for as one single contract and if so, whether to account for the combined or single contract as more than one performance obligation. For most of our contracts, we conclude there to be a single performance obligation because the promise to transfer individual goods or services is not separately identifiable from the commitment to the deliverable of the contract and, therefore, is not distinct.

Our performance obligations are satisfied as work progresses. We recognize revenue for our lump sum contracts ratably over time based on cost-basis percentage of completion, calculated as a percentage of direct costs incurred to date relative to estimated total direct costs of the performance obligation at completion. Contract costs include labor, sub-consultant costs and other direct costs as incurred. We recognize revenue from lump sum contracts as we advance our work and transfer results to the customer. Contract change orders covering changes in scope, specifications, design, performance or period of completion are common with our customers. In most cases, we account for contract modifications as part of the existing contracts because they are for services that are not distinct from the original contract.

We base contract estimates on various assumptions about future costs and other inputs. Uncertainties inherent in the estimating process present the possibility that actual completion costs may vary from estimates. When estimated total costs on contracts indicate a loss, we recognize these losses in the period in which we identify the loss. We record adjustments required to align revenue with costs in place on the cumulative catch-up basis in the period in which we identify the revisions. We apply changes to projected revenue from contingent fee awards or penalties during the period in which we determine such contingencies to be probable.

Goodwill and Intangible Assets

The purchase price of an acquired business is allocated to the tangible assets and separately identifiable intangible assets acquired, less liabilities assumed, based upon their respective fair values with any excess purchase price over such fair values being recorded as goodwill. We review goodwill and intangible assets acquired in a business combination determined to have indefinite useful life annually for impairment, or more frequently if impairment indicators arise. We do not amortize such assets. We do however amortize intangible assets with estimable useful lives over such lives and review such assets for impairment if indicators are present.

We perform an annual impairment test as of October 1 of each year. As our business is highly integrated and its components have similar economic characteristics, we have concluded we operate as one reporting unit at the combined entity level. We perform a Step 1 impairment analysis by comparing the fair value of the reporting unit to carrying value. We engaged a third-party valuation firm to assist management with the determination of fair value for the years ended December 31, 2021 and 2020. The fair value of the reporting unit was determined utilizing multiple weighted valuation techniques. Impairment loss is the difference between the reporting unit’s fair value and carrying amount of goodwill, if the carrying value of the reporting unit exceeds its fair value.

We performed an impairment analysis for the years ended December 31, 2021 and 2020 and concluded that the fair value of the reporting unit was greater than carrying value, and as such, we did not record an impairment charge.

Income Tax

On January 1, 2018, we changed our election from an S-corporation to a C-corporation. As an S-corporation, we were a non-taxable entity with all taxable income or loss allocated to the shareholders. Upon conversion to a C-corporation, we became a taxable entity. On December 31, 2018, we recorded a $5.4 million deferred tax liability associated with our conversion. For the year ended December 31, 2020, we qualified under Internal Revenue Service 26 U.S. Code § 448, Limitation on use of cash method of accounting as a cash basis taxpayer based on our outstanding shares of common stock being at least 95% employee-owned with at least 95% of our gross revenue derived from engineering and consulting services. As such, we calculate our current tax expense on a cash basis and accrue future tax expenses resulting from associated timing differences as deferred tax liabilities. Upon the effective date of our initial public offering, we no longer qualified as a cash basis taxpayer and will be subject to a four-year conversion payment of our deferred tax liability subject to Section 7.03(1) of Rev. Proc. 2015-13.

We receive an annual research and development tax credit in connection with certain at-risk work performed on behalf of customers. We reduce our current and deferred tax provision by the estimated net annual R&D tax credit projection, limited to the statutory allowance for utilization of the credit. We reconcile the tax credit and its impact during the subsequent year after calculating the credit in connection with our tax returns. We maintain what we believe to be an appropriate reserve against our accumulated credits. Estimates of our tax expense include both current and deferred tax expense along with all available tax incentives and credits.

Common Shares Subject to Repurchase Classified as a Liability and Redeemable Common Stock Classified as Temporary Equity

In February 2001, our shareholders entered into a shareholders’ Buy-Sell Agreement and subsequent Amendments. In addition, certain shareholders have entered into individual addenda to the shareholders’ Buy-Sell Agreement to establish superseding share-based rights (the “Addenda” and collectively with the Buy-Sell Agreement and the Amendments, the “Shareholders’ Buy-Sell Agreement”). Prior to our initial public offering on May 6, 2021, all current shareholders were a party to the Shareholders’ Buy-Sell Agreement, which included certain rights and protections with respect to transactions in our stock in the event of death, disability, retirement, and termination of employment. Upon the issuance of compensation-related restricted stock grants, employees entered into separate stock bonus agreements with terms that incorporated and superseded terms in the Shareholders’ Buy-Sell Agreement (individually a “Stock Bonus Agreement” and collectively the “Stock Bonus Agreements”). Because of these agreements, all Company shares were subject to repurchase provisions.

As a result, we recorded a stock repurchase liability and temporary equity associated with certain provisions of the Shareholders’ Buy-Sell Agreement and Stock Bonus Agreements whereby we would be obligated to repurchase stock from certain shareholders upon death, disability, retirement, or termination of employment. Accounting Standards Codification Topic 718 Stock Compensation (“ASC Topic 718”) and Accounting Standards Codification Topic 480 Distinguishing Liabilities from Equity (“ASC Topic 480”) govern the classification of equity and the treatment of stock awarded, purchased, or otherwise acquired. Shares are classified as a liability pursuant to ASC Topic 718 when conditions exist whereby those shares are subject to a call feature determined to be probable of execution upon the occurrence of an event beyond the control of the issuer. Shares are classified as temporary equity pursuant to ASC Topic 480 when conditions exist whereby stock is subject to mandatory redemption by the issuer upon the occurrence of an event that is conditional and beyond the control of the issuer.

Changes in the periodic measurement of the fair value of the liability related to common shares subject to redemption pursuant to ASC Topic 718 are compensation costs. Changes in the periodic measurement of the fair value of the temporary equity pursuant to ASC Topic 480 reduce retained earnings or accumulated deficit, but do not appear as an expense on the income statement.

On December 22, 2020, in connection with the preparation for our initial public offering, we executed the Fourth Amendment to our Buy-Sell Agreement which modified the repurchase features resulting in the classification of certain of our shares as temporary equity and liabilities. At the same time, we modified certain Stock Bonus Agreements to eliminate superseding repurchase features causing the classification of those shares as liabilities independent of the Shareholders’ Buy-Sell Agreement. The shareholders terminated the Shareholders’ Buy-Sell Agreement and amended additional Stock Bonus Agreements on May 6, 2021.

Results of Operations

Consolidated results of operations

The following represents our consolidated results of operations for periods indicated (in thousands):

	For The Year Ended December 31,
	2021	2020
Gross contract revenue	$149,970	$122,020
Contract costs (exclusive of depreciation and amortization)	74,532	66,512
Operating expense	75,278	53,639
Income from operations	160	1,869
Other (income) expense	1,440	(110)
Income tax expense (benefit)	(1,579)	989
Net income	$299	$990
Net margin	0.2%	0.8%
Other financial information [1]
Net service billing	$134,854	$103,660
Adjusted EBITDA	16,485	13,888
Adjusted EBITA margin, net	12.2%	13.4%

1	Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below in results of operations.

Year ended December 31, 2021 as compared to the year ended December 31, 2020

Gross Contract Revenue

Gross contract revenue for the year ended December 31, 2021 increased $28.0 million or 23% to $150.0 million as compared to $122.0 million for the year ended December 31, 2020. For the year ended December 31, 2021, gross contract revenue attributable to work performed by our workforce increased $31.2 million, or 30.1% to $134.9 million or 89.9% of gross contract revenue as compared to $103.7 million or 85.0% for year ended December 31, 2020 (see Net service billing – non-GAAP). Of the $28.0 million increase in gross contract revenue during the year ended December 31, 2021, acquisitions represented $11.8 million or 42.1% of the increase.

Changes in gross contract revenue (“GCR”) for the year ended December 31, 2021, disaggregated between our core and emerging end markets, were as follows (in thousands other than percentages):

	For the Year Ended December 31,
Consolidated Gross Contract Revenue	2021	%GCR	2020	%GCR	Change	% Change
Building Infrastructure [1]	$105,242	70.2%	$76,873	63.0%	$28,369	36.9%
Transportation	16,537	11.0%	19,157	15.7%	(2,620)	(13.7%)
Power & Utilities	22,525	15.0%	20,377	16.7%	2,148	10.5%
Other emerging markets [2]	5,666	3.8%	5,613	4.6%	53	0.9%
Total:	$149,970	100.0%	$122,020	100.0%	$27,950	22.9%
Organic	$138,136	92.1%	$122,020	100.0%	$16,116	13.2%
Acquired	11,834	7.9%	-	0.0%	11,834	100.0%

[1]	formerly referred to as Communities, homes & buildings

[2]	represents renewable energy, mining, water resources and other

For the year ended December 31, 2021, gross revenue from our building infrastructure market (formerly referred to as communities, homes and buildings) increased $28.4 million as compared to the year ended December 31, 2020. The increase is attributable to a $10.2 million increase from residential and mixed-use projects including $7.0 million from multi-family and $2.0 million from single family, and a $18.1 million increase from commercial, municipal, and other projects with $8.4 million from office/ industrial and $9.3 million from big box/ chain retail. Gross revenue derived from the acquisitions was almost exclusively attributable to commercial projects. As the U.S. economy recovers from the COVID-19 pandemic, we are experiencing continued expansion of demand for our building infrastructure services.

For the year ended December 31, 2021, revenue from transportation decreased $2.7 million as compared to the year ended December 31, 2020. The reduction was primarily attributable to the completion of large transportation projects in Texas, Florida and Virginia along with a delay in starts for new projects in connection with uncertainty around government infrastructure stimulus. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.

For the year ended December 31, 2021, revenue from power and utilities increased $2.1 million as compared to the year ended December 31, 2020. The increase is primarily attributable to increased revenue our Florida utility and undergrounding along with gas line replacement projects in Illinois, Ohio and Arizona. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. As evidenced by recent increases in program commitments within the gas pipeline market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.

Our other emerging markets consist of renewable energy and energy efficiency, mining, water resources, and other natural resources services. For the year ended December 31, 2021, revenue from emerging markets increased $0.1 million as compared to the year ended December 31, 2020. Increased emerging market revenue included a $0.2 million increase from our mining services where we have specialized in copper mining, the demand for which is cyclical in nature and had been negatively impacted by the COVID-19 pandemic, and a $0.2 million increase in renewable energy services, offset by a $0.4 million decrease in other emerging market services including water resources and other natural resources. Scarcities in water resources and the increasing need for water management gives us confidence that the water resources market will grow and that we will be able to increase associated revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in renewable energy and energy transition.

For the year ended December 31, 2021 and 2020, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 13.1% and 16.8% of our gross contract revenue, respectively. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.

Contract costs (exclusive of depreciation and amortization)

Total contract costs, exclusive of depreciation and amortization, increased $8.0 million or 12.0% to $74.5 million for the year ended December 31, 2021, as compared to $66.5 million for the year ended December 31, 2020. For the year ended December 31, 2021 and 2020, total contract costs represented 49.7% and 54.5% of total contract revenue, respectively. For the year ended December 31, 2021 and 2020 total contract costs represented 55.3% and 64.1% of revenue attributable to our workforce, respectively (see Net Service Revenue). This decrease is primarily attributable to a decrease in sub-consultant expense which reflects a shift in contract mix. For the year ended December 31, 2021 sub-consultant expense decreased $3.3 million or 17.9% to $15.1 million, as compared to $18.4 million for the year ended December 31, 2020.

Direct payroll costs increased $11.3 million or 23.5% to $59.4 million for the year ended December 31, 2021, as compared to $48.1 million for the year ended December 31, 2020. Direct payroll accounted for 79.7% of total contract costs for the year ended December 31, 2021, an increase of 7.3 percentage points as compared to 72.4% for the year ended December 31, 2020.

Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $7.8 million or 21.4% to $44.3 million for the year ended December 31, 2021 as compared $36.5 million for the year ended December 31, 2020. For the year ended December 31, 2021 and 2020, direct labor costs represented 29.5% and 29.9% of gross contract revenue, respectively and represented 32.9% and 35.2% of the revenue attributable to our workforce, respectively.

Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $3.5 million or 29.9% to $15.2 million as compared to $11.7 million. This increase includes an increase of $0.7 million in the cost of non-cash stock compensation to $2.4 million for the year ended December 31, 2021, as compared to $1.7 million for the year ended December 31, 2020. The increase in non-cash stock compensation is attributable to new stock awards granted during the year ended December 31, 2021. This increase also includes $0.9 million in additional bonus accrual for our variable compensation program due to improved company metrics.

Sub-consultants and other direct expenses decreased $3.3 million or 17.9% to $15.1 million for the year ended December 31, 2021, as compared to $18.4 million for the year ended December 31, 2020. For the year ended December 31, 2021 and 2020, sub-consultant and other expenses represented 10.1% and 15.0% of gross contract revenue, respectively. This decrease is not indicative of an anticipated long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.

Operating Expense

Total operating expense increased $21.5 million or 40.0% to $75.2 million for the year ended December 31, 2021, as compared to $53.7 million for the year ended December 31, 2020.

Selling, general and administrative expenses increased $17.5 million or 34.0% to $69.0 million for the year ended December 31, 2021, as compared to $51.5 million for the year ended December 31, 2020. Indirect labor increased $6.2 million or 26.6% to $29.5 million as compared to $23.3 million as a result of increased staffing to accommodate growth. General overhead increased $4.2 million or 22.8% to $22.6 million as compared to $18.4 million due to increased costs associated with operating as a public company and the overall growth of the company. During the year ended December 31, 2021, in connection with our initial public offering, several new stock awards and event related bonuses were granted to employees. As a result, non-cash stock compensation increased $2.4 million or 70.6% to $5.8 million as compared to $3.4 million. Other compensation, associated with performance bonuses, increased $3.3 million to $4.6 million as compared to $1.3 million.

Depreciation and amortization increased $4.1 million or 178.3% to $6.4 million as compared to $2.3 million as a result of the conversion of our equipment and vehicle operating leases to capital leases on September 30, 2020. Gains on the sale of certain IT equipment and automobiles remained unchanged for the year ended December 31, 2021 at $0.1 million of gain on the disposal of such assets.

Income from Operations

Income from operations decreased $1.7 million or 89.5% to $0.2 million for the year ended December 31, 2021 as compared to $1.9 million for the year ended December 31, 2020. The decrease in income from operations is the result of increases in expenses, including public company costs, new stock awards ad event related bonuses, which resulted in increases in costs that exceeded increases in gross revenue.

Other (Income) Expense

Other (income) expense decreased by $1.5 million to $1.4 million of expense for the year ended December 31, 2021 as compared to $0.1 million of income for the year ended December 31, 2020. Income derived from incentives and rebates related to health insurance decreased by $0.4 million, interest income decreased by $0.2 million, interest expense increased by $0.4 million and acquisition related costs increased by $0.6 million. The decrease in interest income is attributable to several notes with shareholders being settled in the year ended December 31, 2020, prior to the IPO. The increase in interest expense is due to the conversion of our equipment and vehicle leases from operating to capital leases on September 30, 2020.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the year ended December 31, 2021 increased $2.6 million or 260.0% to $1.6 million benefit, as compared to $1.0 million expense for the year ended December 31, 2020. Effective upon the completion of our initial public offering our tax status converted from cash basis to accrual basis, retroactive to January 1, 2021. This affects the timing of the payment of tax but not the expense of tax.  Our effective tax rate for the year ended December 31, 2021 was 123.4%. Our income tax expense includes an estimated $1.7 million research and development tax credit earned by the Company for work performed at risk.

Income (Loss) Before Tax and Net Income

Income before tax expense decreased by $3.3 million or 165.0% to $1.3 million loss for the year ended December 31, 2021, as compared to a $2.0 million gain for the year ended December 31, 2020. Net income decreased by $0.7 million or 70% to $0.3 million for the year ended December 31, 2021, as compared to $1.0 million for the year ended December 31, 2020.

Other financial information and Non-GAAP key performance indicators

Net service billing (non-GAAP)

Net service billing increased $31.2 million or 30.1% to $134.9 million for the year ended December 31, 2021, as compared to $103.7 million for the year ended December 31, 2020. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For The Year Ended December 31,
	2021	2020
Gross revenue	$149,970	$122,020
Less: sub-consultants and other direct expenses	15,116	18,360
Net services billing	$134,854	$103,660

Net service billing increased by 4.9 percentage points to 89.9% of gross contract revenue for the year ended December 31, 2021, as compared to 85.0% for the year ended December 31, 2020. This increase reflects a shift in contract mix and was positively affected by a net service billing to gross contract revenue ratio of 96.8% from acquired revenue.

Net service billing for acquired companies was $11.5 million or 96.9% of gross contract revenue for the year ended December 31, 2021. Net service billing, net of acquired companies, increased $19.7 million or 19.0% for the year ended December 31, 2021 to $123.4 million or 89.4% of gross contract revenue. Net service billing for the year ended December 31, 2021, net of acquired companies, increased 19.0% as compared to the year ended December 31, 2020.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA increased $2.6 million or 18.7% to $16.5 million for the year ended December 31, 2021 as compared to $13.9 million for the year ended December 31, 2020. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For The Year Ended December 31,
	2021	2020	$ Change	% Change
Net Income	$299	$990	$(691)	(69.8%)
+ interest expense	918	565	353	62.4%
+ depreciation & amortization	6,371	2,277	4,094	179.8%
+ tax expense	(1,579)	989	(2,568)	(259.6%)
EBITDA	$6,009	$4,821	$1,188	24.6%
+ non-reoccuring operating lease rent	-	2,521	(2,521)	(100.0%)
+ non-cash stock compensation	8,217	5,085	3,132	61.6%
+ transaction related expenses	1,555	-	1,555	100.0%
+ settlements and other non-core expenses	-	1,461	(1,461)	(100.0%)
+ acquisition expenses	704	-	704	100.0%
Adjusted EBITDA	$16,485	$13,888	$2,597	18.7%
Adjusted EBITDA margin, net	12.2%	13.4%

For the years ended December 31, 2021 and 2020, Adjusted EBITDA includes $8.2 million and $5.1 million, respectively, relating to non-cash stock compensation expenses resulting from the vesting of restricted stock awards. For the year ended December 31, 2020, Adjusted EBITDA includes $2.5 million relating to non-recurring lease expenses. On September 30, 2020, we refinanced our outstanding operating leases to capital leases (see Credit Facilities and Other Financing herein). Accordingly, we increased our short and long-term capital lease debt and eliminated all future rent expense relating to these operating leases. To present a meaningful representation of the impact of the new capital leasing structure on our consolidated financial results, and normalize the presentation of EBITDA, we added the non-recurring operating lease expenses to Adjusted EBITDA for the year ended December 31, 2020.

Adjusted EBITDA Margin, net (non-GAAP)

Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the years ended December 31, 2021 and 2020, Adjusted EBITDA Margin, net was 12.2% and 13.4% respectively. This decrease is in large part the result of increased costs associated with operating as a public company and the increase in non-cash stock compensation expense.

Backlog (other key performance metrics)

Our gross backlog increased $54 million or 47.8% to approximately $167 million during the year ended December 31, 2021, as compared to $113 million at December 31, 2020. At December 31, 2021 and 2020 our backlog was comprised as follows:

December 31, 2021
Building Infrastructure [1]	62.3%
Transportation	19.0%
Power & Utilities	16.2%
Other Emerging Markets	2.5%

As of December 31, 2021, we had net backlog of approximately $145 million representing 86.5% of gross backlog.  Net backlog is our gross backlog exclusive of subconsultant costs and other direct expenses.  Our net backlog at December 31, 2021 was comprised as follows:

December 31, 2021
Building Infrastructure [1]	65.9%
Transportation	12.0%
Power & Utilities	19.2%
Other Emerging Markets	2.9%

[1] Formerly referred to as Communities, homes & buildings

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our asset-based credit facility, lease financing and proceeds from stock sales. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition related payments. On December 31, 2021, we maintained a $17.0 million revolving credit facility with Bank of America, our primary lender. Under the terms of our credit facility, available cash in our primary operating account sweeps against the outstanding balance every evening. Our cash on hand therefore generally consists of petty cash and other non-operating funds not included in the nightly sweep. Our cash on hand increased by $20.2 million at December 31, 2021 as compared to December 31, 2020. Prior to September 30, 2020, we typically funded capital expenditures for vehicles, IT and design infrastructure, geomatics technology and field survey production equipment through operating lease facilities. On September 30, 2020, we refinanced our primary operating leases to capital leases. Our three primary lease finance providers are Huntington Technology Finance, Honour Capital LLC and Enterprise Leasing. We regularly monitor our capital requirements and believe our sources of liquidity, including cash flow from operations, existing cash and borrowing availability under our credit and lease facilities will be sufficient to fund our projected cash requirements and strategic initiatives for the next year.

We are actively pursuing acquisitions as part of our strategic growth initiative. At any given time, we are assessing multiple opportunities at varying stages of due diligence. These acquisition opportunities range in size, timing of closing, valuation and composition of consideration. In connection with acquisitions, we use a combination of cash, bank financing, seller financing, and equity to satisfy the purchase price. At this time, we have several acquisitions under consideration. There can be no assurance that any opportunity in the process of being reviewed will close but we expect over time to utilize a meaningful portion our current liquidity and capital resources for acquisitions.

The recent COVID-19 pandemic has not had a material impact on our capital expenditures for the years ended December 31, 2021 and 2020. While we are not a capital-intensive business, we generally budget for capital spending of approximately 2-3% of gross revenue per year for IT and geomatics equipment, tenant improvements and vehicles.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For The Year Ended December 31,
Consolidated Statement of Cash Flows (amounts in thousands)	2021	2020
Net cash provided by (used in) operating activities	$4,717	$10,770
Net cash provided by (used in) investing activities	(21,534)	(2,414)
Net cash provided by (used in) financing activities	37,050	(8,479)
Change in cash and cash equivalents	20,233	(123)
Cash and cash equivalents, end of period	20,619	386

Operating Activities

During the year ended December 31, 2021, net cash provided by operating activities was $4.7 million, which primarily consisted of $0.3 million net income, adjusted for stock-based compensation expense of $8.2 million and depreciation and amortization expense of $6.4 million, offset by an increase in deferred taxes of $2.2 million, a decrease in a net cash outflow of $8.4 million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $8.8 million increase in accounts receivable resulting from increased billing to our clients as well as additional billing from the acquired companies, a $2.3 million increase in prepaid expenses relating to the purchase of fiduciary directors and officer’s insurance and an increase in income tax receivable, and a $0.6 million net increase in contract assets and liabilities, partially offset by a $3.3 million increase in accounts payable and accrued expense.

During the year ended December 31, 2020, net cash provided by operating activities was $10.8 million, which primarily consisted of our $1.0 million net profit, adjusted for stock-based compensation of $5.1 million, depreciation and amortization of $2.3 million and a net cash outflow of $1.3 million from changes in operating assets and liabilities. The net cash outflow from changes in operating assets and liabilities was primarily due to a $1.5 million decrease in accounts receivable, a $0.5 million decrease in accounts payable and accrued expense and a $0.6 million decrease in prepaid expense offset by a $2.9 million increase in net contract assets and liabilities.

Investing Activities

Net cash used in investing activities increased by $19.1 million to $21.5 million for the year ended December 31, 2021 as compared to $2.4 million for the year ended December 31, 2020. The increase in net cash used for investing is primarily attributable to the acquisitions inclusive of $20.3 million cash paid to sellers in connection with closing.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2021 was $37.0 million compared to net cash used in financing activities of $8.5 for the year ended December 31, 2020, an increase of $45.5 million. The increase in net cash provided by financing is primarily attributable to net proceeds of $47.1 million from our initial public offering, net of underwriting discounts commissions and other offering costs, offset by $0.6 million of payments for the purchase of treasury stock, $4.7 million of payments on capital leases and $5.3 million of payments under our notes payable and revolving line of credit in connection with our public offering.

Credit Facilities and Other Financing

Line of Credit

On December 31, 2021, we maintained a $17.0 million revolving credit facility with Bank of America, our primary lender. Under the terms of the credit facility, available cash in our primary operating account sweeps against the outstanding balance every evening. As of December 31, 2021, we did not have a balance on this revolving line of credit as we used a portion of the net proceeds from our initial public offering to satisfy this obligation.

In 2017, we entered into a credit agreement (the Credit Agreement) with Bank of America (the Bank) which included a revolving line of credit (the Revolving Line) and a non-revolving line of credit (the Fixed Line #1). The Revolving Line allowed for repayments and re-borrowings. The maximum advance was equal to the lesser of $12.4 million (the Credit Limit) or the Borrowing Base as defined in the Credit Agreement. The Borrowing Base is computed based upon a percentage of eligible receivables within each aging category under 120 days and is further refined for customer type. Receivables in excess of 120 days and those from related parties or affiliates are not eligible receivables for the Borrowing Base.

During the year ended December 31, 2019, the Credit Limit increased to $15.0 million and the maturity date extended to July 31, 2021. During the year ended December 31, 2019, a second non-revolving line of credit was established (Fixed Line #2). During the year ended December 31, 2020, the credit limit increased to $17.0 million and we entered into an additional credit agreement with Bank of America (Facility #4). Both of these credit agreements contain certain financial covenants with which we were in compliance at December 31, 2021 and 2020.

The Revolving Line requires monthly payments of interest at the London Interbank Offered Rate (LIBOR) daily floating rate, plus an applicable rate which varies between 2.35% and 2.95% based on the Company achieving certain leverage ratios as defined in the Credit Agreement. On December 31, 2021 and December 31, 2020, the interest rate was 3.25% and 3.60%, respectively. All outstanding principal is due upon expiration, which is July 31, 2023 unless the agreement is renewed, or an event of default occurs. The Revolving Line appears as line of credit on our combined and condensed consolidated balance sheets.

On July 30, 2021, we entered into a Sixth Amendment to the Credit Agreement whereby the maturity date of the Revolving Line was extended to July 31, 2023. The Sixth Amendment eliminated the adjusted debt to EBITDA covenant along with certain administrative requirements and established the Secured Overnight Financing Rate (SOFR) as the future replacement for LIBOR. Additional modifications to the Revolving Line included expanded allowances for acquisition and reduced interest rate spreads, among other things.

Fixed Line #1 has a maximum advance of $1.0 million, does not allow for re-borrowings, and is included in notes payable. Beginning October 1, 2017, the Company began paying interest on a monthly basis at a rate per year equal to LIBOR plus 2.75%. On December 31, 2021 and December 31, 2020, the interest rate was 2.85% and 2.91%, respectively. Commencing August 31, 2018, we began paying the outstanding principal balance in sixty equal monthly installments through maturity in August 2023. On December 31, 2021 and December 31, 2020, the outstanding balance on Fixed Line #1 was $0.3 million and $0.5 million, respectively.

Fixed Line #2 has a maximum advance of $1.0 million, does not allow for re-borrowings and is included in notes payable. As of the year ended December 31, 2019 the company had not yet drawn on this line. Beginning April 1, 2020, we began paying interest monthly at a rate per year equal to LIBOR plus 2.00%. On December 31, 2021 and December 31, 2020, the interest rate was 2.10% and 2.20%. Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2020, we were obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in September 2025. On December 31, 2021 and 2020, the outstanding balance on Fixed Line #2 was $0.7 million and $0.9 million, respectively.

Facility #4 is a term loan with a principal loan amount of $1.0 million and included in notes payable. The loan is repaid over thirty-six months beginning April 13, 2020 through maturity on March 13, 2023. The payments consist of principal and interest in equal combined installments of $29,294. The interest rate on this loan is 3.49%. On December 31, 2021 and 2020, the outstanding balance on Facility #4 was $0.4 million and $0.8 million, respectively.

We secure our obligations under the Credit Agreement with substantially all our assets and those of our subsidiaries. Our obligations to certain other stockholders of the Company are subordinate to our obligations under the Credit Agreement and Fixed Line loans. We must maintain certain financial covenants defined in the Credit Agreement. As of December 31, 2021, we were in compliance with such financial covenants.

Interest expense on the Revolving and Fixed Lines totaled $0.1 million and $0.3 million during the years ended December 31, 2021 and 2020. As of December 31, 2021, we did not have a balance on this revolving line of credit as we used a portion of the net proceeds from our initial public offering to satisfy this obligation.

Lease Facilities

We have master lease facilities with Huntington Technology Finance, Honour Capital LLC and Enterprise Leasing. The Huntington Technology Finance lease facility finances our acquisition of IT infrastructure, geomatics and survey equipment, furniture and other long-lived assets. The Honour Capital lease facility finances the purchase of engineering and survey equipment, IT hardware, licenses, service contracts and other long-lived assets. The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. We maintain a fleet of over 200 vehicles at any given time. Both leasing facilities allow for both operating and capital leasing. We treat operating lease payments as rental expenses included in selling, general and administrative expenses and allocate capital lease payments between amortization and interest.

On September 30, 2020, we converted our Huntington and Enterprise operating leases to capital leases and recorded the associated equipment purchases and capital lease liability, current and non-current. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $0.5 million per month. We use an incremental borrowing on our revolving line of credit to calculate the present value on new leases.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

Effects of Inflation

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is submitted as a separate section beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective September 9, 2020, in preparation for our initial public offering, our board of directors approved the engagement of Ernst & Young LLP (the “New Auditor”) as our independent registered public accounting firm and dismissed Dixon Hughes Goodman LLP (the “Former Auditor”).

The report of the Former Auditor on our combined and consolidated financial statements for the fiscal year ended December 31, 2019 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal year ended December 31, 2020 and the subsequent interim period through September 9, 2020 there were (i) no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between us and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the subject matter of the disagreement in its reports on our financial statements and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions).

We requested the Former Auditor to furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy that letter is filed as Exhibit 16 to this report. During the fiscal year ended December 31, 2019 and the subsequent interim period through September 9, 2020 neither we, nor anyone on our behalf, consulted the New Auditor regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our combined and condensed consolidated financial statements, and neither a written report or oral advice was provided to us by the New Auditor that the New Auditor concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Control and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Under the rules and regulations of the SEC, the Company is not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the Company files its Annual Report on Form 10-K for fiscal year ending December 31, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is set forth in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days of our calendar year end.

Item 11. Executive Compensation

Information required by this item is set forth in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days of our calendar year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is set forth in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days of our calendar year end.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information required by this item is set forth in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days of our calendar year end.

Item 14. Principal Accounting Fees and Services

Information required by this item is set forth in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days of our calendar year end.

PART IV

Item 15. Exhibits, Financial Statement Schedules – to be updated

(a)(1) Financial Statements

See Part II, Item 8 for financial statements included with this annual report on Form 10-K.

(a)(2) Financial Statement Schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

(a)(3) Exhibits

The following exhibits are filed or furnished as part of this report.

Exhibit	Description

3.1

Amended and Restated Certificate of Incorporation of Bowman Consulting Group Ltd. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

3.2	Amended and Restated By-laws of Bowman Consulting Group Ltd. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1, as amended (File No. 333-255076), filed with the SEC on May 6, 2021).

4.2*	Description of Share Capital.

4.3*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1 †

Employment Agreement with Gary Bowman dated April 27, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-1, as amended (File No. 333-255076), filed with the SEC on May 6, 2021).

10.2 †

Employment Agreement with Michael Bruen dated April 13, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-1, as amended (File No. 333-255076), filed with the SEC on May 6, 2021).

10.3 †

Employment Agreement with Bruce Labovitz dated April 27, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-1, as amended (File No. 333-255076), filed with the SEC on May 6, 2021).

10.4 †

Employment Agreement with Robert Hickey dated April 22, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-1, as amended (File No. 333-255076), filed with the SEC on May 6, 2021).

10.5	Credit Agreement with Bank of America, N.A. dated August 24, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

10.6

Amendment to Credit Agreement with Bank of America, N.A. dated August 20, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

10.7

Amendment to Credit Agreement with Bank of America, N.A. dated November 9, 2018 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

10.8

Amendment to Credit Agreement with Bank of America, N.A. dated July 31, 2019 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

10.9

Amendment to Credit Agreement with Bank of America, N.A. dated August 30, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

10.10

Enterprise Fleet Management, Inc. Amended and Restated Master Equity Lease Agreement dated September 20, 2010 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

10.11

Master Lease Agreement with TCF Bank, as successor to Winthrop Resources Corporation dated September 22, 2014 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

Exhibit	Description

10.12 †	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

10.13 †	2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

10.14 †	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

10.15 †	Form of NEO Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371, filed with the SEC on June 14, 2021).

10.16 †

2021 Executive Officers Long Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371), filed with the SEC on November 12, 2021).

10.17 †

Form of Performance Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371), filed with the SEC on November 12, 2021).

10.18 †

2021 Executive Officers Short Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371), filed with the SEC on November 12, 2021).

10.19

Lease Agreement, dated November 18, 2021, by and between Honour Capital LLC and Bowman Consulting Group Ltd. (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K (File No. 001-40371), filed with the SEC on November 23, 2021).

16	Consent of Dixon Hughes Goodman LLP (incorporated by reference to Exhibit 16 to the Registrant’s Form S-1, as amended (File No. 001-40371), filed with the SEC on May 3, 2021).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement.
*	Furnished herewith.

BOWMAN CONSULTING GROUP LTD.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bowman Consulting Group Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bowman Consulting Group Ltd. (the Company) as of December 31, 2021 and 2020, the related consolidated income statements, statements of changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Tysons, Virginia

March 23, 2022

BOWMAN CONSULTING GROUP LTD.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share data)

	December 31, 2021	December 31, 2020

ASSETS
Current Assets
Cash and equivalents	$20,619	$386
Accounts receivable, net	38,491	24,183
Contract assets	9,189	7,080
Notes receivable - officers, employees, affiliates, current portion	1,260	1,182
Prepaid and other current assets	4,850	2,271
Total current assets	74,409	35,102
Non-Current Assets
Property and equipment, net	20,202	15,357
Goodwill	28,471	9,179
Notes receivable	903	903
Notes receivable - officers, employees, affiliates, less current portion	1,218	1,297
Other intangible assets, net	12,286	1,131
Other assets	681	669
Total Assets	$138,170	$63,638
LIABILITIES AND EQUITY
Current Liabilities
Bank line of credit	—	3,481
Accounts payable and accrued liabilities, current portion	17,921	12,203
Contract liabilities	4,623	1,943
Notes payable, current portion	4,450	1,592
Deferred rent, current portion	724	619
Capital lease obligation, current portion	5,136	3,495
Total current liabilities	32,854	23,333
Non-Current Liabilities
Other non-current obligations	-	1,244
Notes payable, less current portion	8,407	2,829
Deferred rent, less current portion	4,179	4,278
Capital lease obligation, less current portion	10,020	7,503
Deferred tax liability, net	4,290	6,472
Common shares subject to repurchase	7	842
Total liabilities	$59,757	$46,501

Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 13,690,868 shares issued and 11,489,579 outstanding, and 7,840,244 shares issued and 5,744,594 outstanding, respectively	137	2
Additional paid-in-capital	120,842	58,866
Treasury stock, at cost; 2,201,289 and 2,095,650, respectively	(17,488)	(16,022)
Stock subscription notes receivable	(277)	(609)
Accumulated deficit	(24,801)	(25,100)
Total shareholders' equity	$78,413	$17,137

TOTAL LIABILITIES AND EQUITY	$138,170	$63,638

The accompanying notes are an integral part of these consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands except per share data)

	For the Year Ended December 31,
	2021	2020
Gross Contract Revenue	$149,970	$122,020
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	59,416	48,152
Sub-consultants and expenses	15,116	18,360
Total contract costs	74,532	66,512
Operating Expenses:
Selling, general and administrative	69,029	51,469
Depreciation and amortization	6,371	2,277
(Gain) on sale	(122)	(107)
Total operating expenses	75,278	53,639
Income from operations	160	1,869
Other (income) expense	1,440	(110)
Income (loss) before tax expense	(1,280)	1,979
Income tax (benefit) expense	(1,579)	989
Net income	$299	$990
Earnings allocated to non-vested shares	56	55
Net income attributable to common shareholders	$243	$935
Earnings per share
Basic	$0.03	$0.17
Diluted	$0.03	$0.17
Weighted average shares outstanding:
Basic	7,525,206	5,399,356
Diluted	7,635,615	5,412,218

The accompanying notes are an integral part of these consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For The Years Ended December 31, 2021 and 2020

(Amounts in thousands except per share data)

	Common Stock		Additional Paid-in	Treasury Stock		Stock Subscription Notes	Accumulated	Total Shareholders' Equity
	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit	(Deficit)
Balance at January 1, 2020	7,052,064	$-	$-	(1,248,352)	$(5,925)	$-	$(17,358)	$(23,283)
Issuance of new common shares	133,458	-	-	-	-	(533)	-	(533)
Purchase of treasury stock	(2,951)	-	-	(847,298)	(10,097)	-	-	(10,097)
Issuance of new common shares under stock compensation plan	657,673	-	-	-	-	-	-	-
Collection on stock subscription notes receivable	-	-	-	-	-	234	-	234
Reclassification of common shares previously subject to repurchase liability	-	-	11,808	-	-	-	814	12,622
Conversion of redeemable common stock to permanent equity	-	2	47,058	-	-	(310)	(9,546)	37,204
Net Income	-	-	-	-	-	-	990	990
Balance at December 31, 2020	7,840,244	$2	$58,866	(2,095,650)	$(16,022)	$(609)	$(25,100)	$17,137

Balance at January 1, 2021	7,840,244	$2	$58,866	(2,095,650)	$(16,022)	$(609)	$(25,100)	$17,137
Issuance of new common shares upon initial public offering	3,805,925	38	47,066	-	-	-	-	47,104
Issuance of new common shares	336,968	3	5,625	-	-	-	-	5,628
Purchase of treasury stock	-	21	(21)	(105,639)	(1,466)	-	-	(1,466)
Issuance of new common shares under stock compensation plan	1,671,845	22	(22)	-	-	-	-	0
Issuance of new common shares under employee stock purchase plan	35,886	-	479	-	-	-	-	479
Stock based compensation	-	-	8,237	-	-	-	-	8,237
Collections on stock subscription notes receivable	-	-	-	-	-	332	-	332
Conversion of common shares subject to repurchase liability to permanent equity	-	51	826	-	-	-	-	877
Capital reduction related to acquisition	-	-	(214)	-	-	-	-	(214)
Net Income	-	-	-	-	-	-	299	299
Balance at December 31, 2021	13,690,868	$137	$120,842	(2,201,289)	$(17,488)	$(277)	$(24,801)	$78,413

The accompanying notes are an integral part of these consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$299	$990
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization - property, plant and equipment	5,974	2,036
Amortization of intangible assets	397	241
Gain on sale of assets	(122)	(110)
Bad debt	496	3,008
Stock based compensation	8,217	5,085
Deferred taxes	(2,183)	326
Deferred rent	5	530
Changes in operating assets and liabilities
Accounts Receivable	(8,802)	1,506
Contract Assets	(387)	3,028
Prepaid expenses	(2,251)	623
Other Assets	(31)	(28)
Accounts payable and accrued expenses	3,297	(520)
Contract Liabilities	(192)	(5,945)
Net cash provided by operating activities	4,717	10,770
Cash Flows from Investing Activities:
Purchases of property and equipment	(905)	(924)
Proceeds from sale of assets	127	110
Amounts advanced under loans to shareholders	(779)	(1,207)
Payments received under loans to shareholders	36	228
Amounts advanced under notes receivable	-	(420)
Payments received under notes receivable	-	19
Acquisitions of businesses, net of cash acquired	(20,345)	(416)
Collections under stock subscription notes receivable	332	196
Net cash used in investing activities	(21,534)	(2,414)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	47,104	-
Net payments under revolving line of credit	(3,481)	(4,867)
Repayments under fixed line of credit	(722)	(485)
Borrowings under fixed line of credit	-	1,985
Repayment under notes payable	(1,084)	(1,800)
Payments on capital leases	(4,663)	(1,088)
Payment of contingent consideration from acquisitions	(2)	(106)
Payment of subsequent common stock offering costs	(75)	(920)
Payments for purchase of treasury stock	(582)	(1,261)
Proceeds from issuance of common stock	555	63
Net cash provided by (used in) financing activities	37,050	(8,479)
Net increase (decrease) in cash and cash equivalents	20,233	(123)
Cash and cash equivalents, beginning of period	386	509
Cash and cash equivalents, end of period	$20,619	$386

The accompanying notes are an integral part of these consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest	$887	$609
Cash paid for income taxes	$1,921	$543
Non-cash investing and financing activities
Property and equipment acquired under capital lease	$(8,877)	$(11,370)
Settlement of redeemable common stock	-	$36,927
Stock redemption for exercise of stock option	$139	-
Issuance of common stock for a note receivable	-	$(533)
Stock redemption for payment of shareholder loans	-	$1,457
Stock redemption for payment on note receivable	-	$6,130
Issuance of notes payable for purchase of intangible asset	-	$(165)
Issuance of notes payable for acquisitions	$(10,200)	-
Issuance of notes payable for redemption of stock	-	$(900)

The accompanying notes are an integral part of these consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation

Nature of Business

Bowman Consulting Group Ltd. and consolidated subsidiaries (“Bowman” or “we” or the “Company”) incorporated in the Commonwealth of Virginia on June 5, 1995 and reincorporated in the State of Delaware on November 13, 2020. Bowman is a professional services firm delivering innovative solutions to the marketplace of customers who own, develop and maintain the built environment. Within that arena, we provide planning, design, engineering, geomatics, survey, construction management, environmental consulting and land procurement services to markets that encompass the buildings in which people live, work and learn in. As well as the systems that provide water, electricity and other vital services, and the roads, bridges, and transportation systems used to get from place to place. We provide services to customers through fixed-price and time-and-material based contracts containing multiple milestones and independently priced deliverables. Typically, contract awards are on a negotiated basis, ranging in value from a few thousand dollars to multiple millions of dollars and can have varying durations depending on the size, scope, and complexity of the project.

The Company’s workforce typically provides the full scope of engineering and other contract services. However, with respect to certain specialty services or other compliance requirements within a particular contract we may engage third-party sub-consultants. The Company’s headquarters is located in Reston, VA and the Company has over 40 offices throughout the United States.

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

Common Stock Offering

On February 11, 2022, the Company closed on an offering of common stock in which it issued and sold 900,000 shares at an offering price of $16.00 per share, resulting in net proceeds of $13.7 million after deducting underwriting discounts and commissions, but before expenses of the offering. In addition, Gary Bowman, our President, Chairman and Chief Executive Officer, sold 150,000 shares of common stock.

On February 28, 2021, the underwriters exercised their option to purchase an additional 157,500 shares of the Company’s common stock at an offering price of $16.00 per share, resulting in additional gross proceeds of approximately $2.5 million. After giving effect to this exercise of the overallotment option, the total number of shares sold by the Company in this common stock offering increased to 1,057,500 shares with total gross proceeds of approximately $16.9 million. The exercise of the over-allotment option closed on March 2, 2022, at which time the Company received net proceeds of $2.4 million after underwriting discounts and commissions.

Deferred offering costs consist primarily of accounting, legal and other fees related to the common stock offering. Prior to the offering, all deferred offering costs were capitalized within prepaid and other current assets in the consolidated balance sheet. We capitalized $0.1 million of deferred offering costs within prepaid and other current assets in the consolidated balance sheet as of December 31, 2021.

Basis of Presentation

The accompanying consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2. Significant Accounting Policies

The following is a summary of the significant accounting policies and principles used in the preparation of the consolidated financial statements:

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

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contract with Customers (“ASC Topic 606”) provides a single comprehensive revenue recognition framework and supersedes almost all revenue recognition guidance including industry-specific revenue guidance. The Company adopted this standard effective January 1, 2019, the first day of the Company’s fiscal year.

As discussed in Note 1, the Company provides a variety of engineering and related professional services to customers located throughout the United States. The Company enters into agreements with clients that create enforceable rights and obligations and for which it is probable that the Company will collect the consideration to which it will be entitled as services transfer to the customer. It is customary practice for the Company to have written agreements with its customers and revenue on oral or implied arrangements is generally not recognized. The Company recognizes revenue based on the consideration specified in the applicable agreement. Excluded from the transaction price are amounts collected on behalf of third parties for sales and similar taxes.

Long-term contracts typically contain billing terms that provide for invoicing once a month and payment on a net 30-day basis. Exceptions to monthly billing terms are to ensure that the Company performs satisfactorily rather than representing a significant financing component. For example, fixed price contracts may provide for milestone billings based upon the attainment of specific project objectives to ensure the Company meets its contractual requirements rather than having billing monthly. Additionally, contracts may include retentions or holdbacks paid at the end of a project to ensure that Company meets the contract requirements. The Company does not assess whether a contract contains a significant financing component if the Company expects, at contract inception, that the period between payment by the customer and the transfer of promised services to the customer will be less than one year.

As a professional services engineering firm, the Company generally recognizes revenue over time as control transfers to a customer based upon the extent of progress towards satisfaction of the performance obligation.

For services delivered under fixed price contracts, the Company uses the ratio of actual costs incurred to total estimated costs since costs incurred (an input method) which represents a reasonable measure of progress towards the satisfaction of a performance in order to estimate the portion of revenue earned. This method faithfully depicts the transfer of value to the customer when the Company is satisfying a performance obligation that entails a number of interrelated tasks or activities for a combined output that requires the Company to coordinate the work of employees and sub-consultants. Contract costs typically include direct labor, subcontract and consultant costs, materials and indirect costs related to contract performance. Changes in estimated costs to complete these obligations result in adjustments to revenue on a cumulative catch-up basis, which causes the effect of revised estimates to be recognized in the current period. Changes in estimates can routinely occur over the contract term for a variety of reasons including, changes in scope, unanticipated costs, delays or favorable or unfavorable progress than original expectations. In situations where the estimated costs to perform exceeds the consideration to be received, the Company accrues the entire estimated loss during the period the loss becomes known.

When a performance obligation is billed using a time-and-material type contract, the Company measures its progress to complete based upon the hours incurred for the period times contractually agreed upon billing rates plus any materials delivered or consumed in the project. When applicable, the Company will recognize revenue under these contracts as invoiced under the practical expedient.

In certain situations, it is possible that two or more contracts should be combined and accounted for as a single contract, or a single contract should be accounted for as multiple performance obligations. This requires significant judgment and could impact the amount and timing of revenue recognition. Such determinations are made using management’s best estimate and knowledge of contracts and related performance obligations.

The Company’s contracts may contain variable consideration in the form of unpriced or pending change orders or claims that either increase or decrease the contract price. Variable consideration is generally estimated using the expected value method but may from time to time be estimated using the most likely amount method depending on the circumstance. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are based upon historical experience and known trends.

The Company recognizes claims against vendors, sub-consultants, and others as a reduction in costs when the contract establishes enforceability, and the amounts of recovery are reasonably estimable and probable. Reduction in costs are recognized at the lesser of the amount management expects to recover or costs incurred.

Contract related assets and liabilities are classified as current assets and current liabilities. Significant balance sheet accounts related to the revenue cycle are as follows:

Accounts receivables, net:

Accounts receivable, net (contract receivables) includes amounts billed under the contract terms. The amounts are stated at their net realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated number of receivables that will not be collected. The Company considers several factors in its estimate of the allowance, including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of such receivables.

Contract Assets:

Contract Assets are recorded when progress to completion revenue earned on contracts exceeds amounts billed under the contract. It may also include contract retainages that can be billed once contract stipulations are satisfied.

Contract Liabilities:

Contract Liabilities are recorded when amounts billed under a contract exceeds the progress to completion revenue earned under the contract.

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

Cash and Cash Equivalent

The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. Cash consists primarily of cash in accounts held at a financial institution. Certain of these accounts are designated as zero balance accounts wherein the balance is swept out nightly to reduce the Company’s line of credit balance, if any.

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

The Company can, at times, be subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the years ended December 31, 2021 and 2020. The Company’s customers are located throughout the United States. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.

Allowance for Doubtful Accounts

The Company records accounts receivable net of an allowance for doubtful accounts. The allowance is determined based upon management’s review of the estimated collectability of the specific accounts receivable, plus a general provision based upon the historical loss experience and existing economic conditions. The Company charges off uncollectible amounts against the allowance for doubtful accounts once management determines the amount, or a portion thereof, to be worthless. As of December 31, 2021 and 2020, the balance in the allowance for doubtful accounts was $1.6 million and $1.5 million, respectively.

Property and Equipment

Property and equipment are recorded at cost. Improvements and replacements of property and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of property and equipment are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is reported in the combined statements of operations. Depreciation is provided for using the straight-line method over the estimated useful lives as follows for the major classes of assets:

Computer equipment	3 to 5 years
Survey equipment	2 to 5 years
Vehicles	5 years
Furniture and fixtures	7 years
Software	3 to 5 years
Leasehold improvements	the lesser of useful life or term of lease

For the years ended December 31, 2021 and 2020, the Company recognized a $0.1 million and a $0.1 million gain from the disposal of certain pieces of property and equipment in connection with sale-leaseback transactions, respectively. This amount is recorded within gain on sale on the accompanying combined financial statements.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting, which requires recognition separately from goodwill, the assets acquired, and the liabilities assumed at their acquisition date fair values. While best estimates and assumptions are used to calculate the fair value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, when applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, adjustments that are based on new information obtained about facts and circumstances that existed as of the acquisition date are recorded to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the consolidated income statements.

Goodwill and Intangible Assets

The purchase price of an acquired business is allocated to the tangible assets and separately identifiable intangible assets acquired, less liabilities assumed, based upon their respective fair values with any excess purchase price over such fair values being recorded as goodwill. Goodwill and intangible assets acquired in a business combination and determined to have indefinite useful life are not amortized, but instead are reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over such lives and reviewed for impairment if indicators are present.

The Company performs its annual impairment test as of October 1 of each year. As its business is highly integrated and its components have similar economic characteristics, the Company has concluded it has one reporting unit at the combined entity level. The Company performs a Step 1 impairment analysis by comparing the fair value of the reporting unit to carrying amount. Management engaged a third-party valuation firm to assist with the determination of fair value for the years ended December 31, 2021 and 2020. The fair value of the reporting unit derives from multiple weighted valuation techniques. If the fair value of the reporting unit is less than its carrying amount, we conduct a Step 2 impairment analysis to determine the implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for the difference of the reporting unit’s implied fair value of goodwill and its carrying amount.

The Company performed an impairment analysis for the years ended December 31, 2021 and 2020 and concluded that the fair value of the reporting unit was in excess of its carrying amount, and as such, no impairment was required.

Definite-lived intangibles include customer relationships, contract rights, and non-compete agreements that were acquired through assets acquisition or business combination. These definite-lived intangible assets, other than customer relationships, are amortized over their estimated useful life ranging from two to five years using a straight-line method.

The Company is required to review long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. We report assets to be disposed of at the lower of the carrying amount or fair value, less cost to sell. There were no event or changes in circumstances, for the years ended December 31, 2021 and 2020, that indicated impairment of any long-lived assets.

Deferred Offering Costs

Upon closing of the planned initial public offering (“IPO”), deferred offering costs, consisting of legal, accounting and other fees directly related to the IPO will net against the gross proceeds. As of December 31, 2020, the Company recorded $0.9 million of deferred offering costs that are included in other assets on the accompanying consolidated balance sheet.

Upon closing of the planned subsequent offering, deferred offering costs, consisting of legal, accounting and other fees directly related to the subsequent offering will net against the gross proceeds. As of December 31, 2021, the Company recorded $0.1 million of deferred offering costs that are included in other assets on the accompanying consolidated balance sheet.

Deferred Rent

The Company recognizes rent expense on a straight-line basis over the term of each operating lease commencing on the date the Company takes possession of the leased premises. In addition, the Company records allowances such as free rent or improvement allowances as deferred rent in the consolidated balance sheets and amortizes the amount on a straight-line basis over the term of the related operating lease.

Stock-based Compensation

Shares originating from the granting of restricted stock bonus awards, stock options and the sale of stock to employees at prices below fair value are subject to Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC Topic 718”) from the date of issuance until retirement. Prior to December 22, 2020, provisions existed in the various agreements governing the ASC Topic 718 shares requiring the Company to repurchase the shares based on circumstances outside its control. As such, the Company classified shares of its common stock outstanding prior to December 22, 2020, subject to ASC Topic 718, as a liability to common shares subject to repurchase. The Company recognized changes in the fair value of the liability as non-cash compensation expense.

On December 22, 2020 and December 31, 2020, the Company modified its stock-based compensation agreements resulting in a change in classification of the majority of these awards from liability to equity. The modification resulted in a final fair value liability measurement and non-cash compensation expense relating to certain of the shares subject to repurchase and the effective exchange of those shares for permanent equity. Certain stock-based awards for which there were no modifications to the terms of repurchase continue remain classified as liabilities with periodic changes in the fair value measurement recognized as non-cash compensation expense.

For ASC Topic 718 stock-based awards classified as permanent equity, the Company generally recognizes non-cash compensation expense on a ratable basis over the applicable service period based on the award date fair value. The Company has elected to use the

Black-Scholes-Merton option-pricing model to determine the grant date fair value of stock options. The Company accounts for forfeitures when they occur.

Non-recourse Notes Treated as Substantive Options

Certain stock subscription notes receivable of the Company are non-recourse. As such, these notes are substantive options under ASC Topic 718 subject to the Black-Scholes-Merton method of computing compensation cost. The option strike price is calculated as the purchase price of the shares plus the estimated interest per share expected to be collected during the term of the note. Because at any time the notes may be pre-paid, the Company recognizes the total calculated compensation cost at the time of issuance. Pursuant to the terms of the notes, the Company collects payments through payroll deductions. The Company considers the payments to be periodic exercises of the options. The Company account for stock purchases through exercise in accordance with ASC Topic 718. No note receivable exists for these non-recourse notes.

Redeemable Common Shares

Prior to December 22, 2020, the Company classified shares issued subject to Accounting Standards Codification 480 – Distinguishing Liabilities from Equity (“ASC Topic 480”) as redeemable common stock. Prior to December 22, 2020, provisions existed in the various agreements governing these shares requiring the Company to repurchase the shares based on circumstances outside its control. As such, the Company classified shares of its common stock outstanding prior to December 22, 2020 as redeemable common stock. The Company assessed the fair value of its redeemable common stock at each reporting period. The Company recorded changes in the fair value of the redeemable common as adjustments to retained earnings or accumulated deficit.

On December 22, 2020, the Company modified its agreements resulting in a change in classification from redeemable common stock to permanent equity. The modification resulted in a final fair value measurement of the shares subject to redemption and the effective exchange of those shares for permanent equity.

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

The codification establishes a three-level disclosure hierarchy to indicate the level of judgment used to estimate fair value measurements:

Level 1: Quoted prices in active markets for identical assets or liabilities as of the reporting date;

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices (such as interest rate and yield curves);

Level 3: Uses inputs that are unobservable, supported by little or no market activity and reflect significant management judgment.

As of December 31, 2021 and 2020:

•	The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short duration of these instruments
•

The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local financial institutions for arrangements with similar terms to industry peers with comparable credit characteristics. Accordingly, the debt obligations involve Level 2 fair value inputs

•

As of December 31, 2020, the liability related to shares subject to repurchase is recognized at fair value using Level 3 inputs that were primarily determined based on the contractual settlement price as defined by the terms of the Company’s Shareholders’ Buy-Sell Agreement. As of December 31, 2021, the liability related to shares subject to repurchase is recognized at fair value using Level 1 inputs as there is an active market for the Company’s publicly traded stock. For further discussion, see Note 16, Employee Stock Purchase and Stock Incentive Plans.

Advertising Expense

The Company expenses the cost of advertising as incurred. Advertising expense was $0.1 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

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

 The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company’s effective tax rate for the years ended December 31, 2021 and 2020 was 123.4% and 50%.

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

The Company files income tax returns in the U.S. federal jurisdiction and certain states in which it operates. Based on the timing of the filing of certain tax returns, the Company’s federal income tax returns for tax years 2018 and after remain subject to examination by the U.S. Internal Revenue Service. The statute of limitations on the Company’s state income tax returns generally conforms to the federal three-year statute of limitations.

Segments

The Company operates in one segment based upon the financial information used by its chief operating decision maker in evaluating the financial performance of its business and allocating resources. The single segment represents the Company’s core business of providing engineering and related professional services to its customers.

Recently Issued Accounting Guidance

Accounting guidance recently adopted

In October 2021, the FASB issued Accounting Standards Update 2021-08, Accounting for Contract Assets and Liabilities from Contracts with Customers, creating an exception to the recognition and measurement principles in ASC 805, Business Combinations. The amendments in this Update require that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, rather than using fair value. The Company adopted the new standard on a prospective basis effective January 1, 2021, the first day of the Company’s fiscal year. The Company does not expect the impact of this ASU to be material to its consolidated financial statements.

Accounting guidance not yet adopted

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) to replace the incurred loss impairment methodology under U.S. GAAP. This ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which could result in earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model will require the Company to use a forward-looking expected credit loss impairment methodology for the recognition of credit losses for financial instruments at the time the financial asset is originated or acquired, and require a loss be incurred before it is recognized. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The new standard will apply to accounts receivable, loans, and other financial instruments. This standard is effective for the Company beginning January 1, 2023. Adoption of ASU 2016-13 will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.

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

The Company does not believe that any recently issued standards other than those noted above would have a material effect on its consolidated financial statements.

3. Earnings per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the years ended December 31, 2021 and 2020. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings of the Company. The dilutive effect of options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of performance based restricted stock units, which are considered contingently issuable shares, is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee Stock Purchase Plan is reflected in diluted earnings per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The Company uses the two-class method to determine earnings per share.

For calculating basic earnings per share, for the year ended December 31, 2021, the weighted average number of shares outstanding exclude 1,717,666 non-vested restricted shares and 32,054 unexercised substantive options. The computation of diluted earnings per share for the year ended December 31, 2021 did not assume the effect of restricted shares or substantive options because the effects were antidilutive.

For calculating basic earnings per share, for the year ended December 31, 2020, the weighted average number of shares outstanding exclude 268,439 non-vested restricted shares and 53,395 unexercised substantive options. The computation of diluted earnings per share for the year ended December 31, 2021 did not assume the effect of restricted shares or substantive options because the effects were antidilutive.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the years ended December 31, 2021 and 2020 (in thousands, except share data):

	For the Year Ended December 31,
	2021	2020
Numerator
Net income	$299	$990
Earnings allocated to non-vested shares	56	55
Subtotal	$243	$935
Denominator
Weighted average common shares outstanding	7,525,206	5,399,356
Effect of dilutive nominal options	-	5,162
Effect of dilutive contingently earned shares	110,409	7,700
Dilutive average shares outstanding	7,635,615	5,412,218
Basic earnings per share	$0.03	$0.17
Dilutive earnings per share	$0.03	$0.17

4. Acquisitions

Business Combinations

KTA Group Inc. (KTA)

In the first quarter of 2021, the Company signed a purchase agreement to acquire KTA Group Inc., with an effective date of January 1, 2021. KTA is a mechanical, electrical and plumbing (MEP) engineering firm based in Herndon, VA. The Company paid total consideration of $3.4 million, which was comprised of 53,159 shares of common stock, at $12.80 per share, for a total of $0.7 million, plus $2.7 million in cash and a promissory note. The promissory note is a four year note with a 3.25% interest rate with equal quarterly payments beginning on April 1, 2021 and ending January 1, 2025.

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

The following summarizes the final calculations of the fair values of KTA Group’s assets acquired and liabilities assumed as of the acquisition date (in thousands):

Total Purchase Price	$3,447
Purchase Price Allocation:
Contract assets	217
Property and equipment, net	453
Intangible assets	871
Other assets	18
Accounts payable and accrued liabilities, current portion	(240)
Contract liabilities	(416)
Total identifiable assets	$903
Goodwill	2,544
Net assets acquired	$3,447

The purchase price allocation has been completed, the amounts identified above are deemed to be final.

Identified intangible assets are comprised of customer relationships, contract rights and favorable leaseholds for a total amount of $0.9 million, to be amortized over an estimated useful life of 20 years, 3 years, and 9 years, respectively.

McFarland-Dyer & Associates

In the third quarter of 2021, the Company signed a purchase agreement to acquire McFarland-Dyer & Associates, Inc. (“MDA”), with an effective date of August 1, 2021. MDA is a landscape architectural, land planning, civil engineering and land surveying firm based in Suwanee, GA. The Company paid total consideration of $3.9 million, which was comprised of 32,143 shares of common stock, at $12.85 per share, for a total of $0.4 million, plus $3.5 million in cash, promissory note and assumed liabilities. The promissory note has a 3.25% interest rate with equal quarterly payments beginning on January 15, 2022 and ending April 15, 2024.

The purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to have the promissory note increased by a maximum of $0.7 million based on certain financial performance thresholds measured quarterly from December 31, 2021 through June 30, 2022. The Company initially recorded a $57,000 liability to contingent consideration in connection with the acquisition. Upon further evaluation of projected financial performance thresholds this amount was reduced to $14,000. The Company will quarterly evaluate its estimated liability to the contingent consideration and adjust the balance if necessary.

The acquisition of MDA allows Bowman to further enhance its land architectural and civil engineering competencies thereby allowing the Company to broaden its offerings and better serve its public and private sector customers.

Upon receipt of the final valuation report the carrying amount of some of the assets and liabilities differed from the preliminary amounts reported in the interim financial statements for the quarter ended September 30, 2021.

The following summarizes provisional estimates and the final adjustments to the fair values of MDA assets acquired and liabilities assumed as of the acquisition date (in thousands):

	September 30, 2021	Change	December 31, 2021
Total Purchase Price	$3,967	$(43)	$3,924
Purchase Price Allocation:
Accounts receivable	1,033	-	1,033
Contract assets	410	(125)	285
Property and equipment, net	39	-	39
Intangible assets	990	10	1,000
Other assets	34	-	34
Accounts payable and accrued liabilities, current portion	(70)	(28)	(98)
Contract liabilities	(230)	(212)	(442)
Total identifiable assets	$2,206	$(355)	$1,851
Goodwill	1,761	312	2,073
Net assets acquired	$3,967	$(43)	$3,924

The contract assets decreased by $0.1 million and the contract liabilities increased by $0.2 million with a corresponding adjustment to goodwill due to the final analysis of the opening work in progress (“WIP”) on open contracts. The change to the provisional amount resulted in a decrease in revenue of $0.3 million.

The accounts payable and other current liabilities increased by $13,000 with a corresponding adjustment to goodwill due to the final analysis of the assumed accounts payable and other current liabilities.

The carrying amount of the contract rights intangible assets increased by a net $8,000. This amount represents the $10,000 fair value adjustment, less additional amortization expense.

Triangle Site Design PLLC

In the fourth quarter of 2021, the Company signed a purchase agreement to acquire Triangle Site Design PLLC (“TSD”), with an effective date of October 1, 2021. TSD is a professional services firm based in Raleigh, NC. The Company paid total consideration of $1.5 million, which was comprised of 65,407 shares of common stock, at $13.56 per share, for a total of $0.9 million, plus $0.6 million in cash, promissory note and assumed liabilities. The promissory note has a 3.25% interest rate with equal quarterly payments beginning on January 1, 2022 and ending October 1, 2024.

The acquisition of TSD allows Bowman to further enhance its civil engineering competencies thereby allowing the Company to broaden its offerings and better serve its public and private sector customers.

The following summarizes the preliminary calculations of the fair values of TSD assets acquired and liabilities assumed as of the acquisition date (in thousands):

Total Purchase Price	$1,487
Purchase Price Allocation:
Contract assets	19
Intangible assets	1,300
Contract liabilities	(64)
Total identifiable assets	$1,255
Goodwill	232
Net assets acquired	$1,487

The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of TSD’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

Identified intangible assets are customer relationships for a total amount of $1.3 million, to be amortized over an estimated useful life of 11 years.

PCD Engineering Services, Inc.

In the fourth quarter of 2021, the Company signed a purchase agreement to acquire PCD Engineering Services, Inc. (“PCD”), with an effective date of October 8, 2021. PCD is a professional services firm based in Denver, CO. The Company paid total consideration of $2.8 million, which was comprised of 36,444 shares of common stock, at $13.88 per share, for a total of $0.5 million, plus $2.3 million in cash, promissory note and assumed liabilities. The promissory note has a 3.25% interest rate with equal quarterly payments beginning on January 8, 2022 and ending October 8, 2024.

The purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to have the promissory note increased by a maximum of $0.5 million based on certain financial performance thresholds measured quarterly from December 31, 2021 through September 30, 2022. The sellers achieved the financial performance thresholds based on the analysis of results as of December 31, 2021 resulting in a $0.5 million increase to the promissory note.

The acquisition of PCD allows Bowman to further enhance its mechanical and electrical engineering competencies thereby allowing the Company to cross sell to, and better serve, its renewable energy customers.

The following summarizes the preliminary calculations of the fair values of PCD assets acquired and liabilities assumed as of the acquisition date (in thousands):

Total Purchase Price	$3,247
Purchase Price Allocation:
Accounts receivable	187
Contract assets	135
Property and equipment, net	15
Intangible assets	800
Accounts payable and accrued liabilities, current portion	(141)
Contract liabilities	(97)
Total identifiable assets	$899
Goodwill	2,348
Net assets acquired	$3,247

The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of PCD’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

Identified intangible assets are comprised of customer relationships for a total amount of $0.8 million, to be amortized over an estimated useful life of 5 years.

BTM Engineering, Inc.

In the fourth quarter of 2021, the Company signed a purchase agreement to acquire BTM Engineering, Inc. (“BTM”), with an effective date of October 15, 2021. BTM is a professional services firm based in Louisville, KY that specializes in general civil and structural engineering. The Company paid total consideration of $0.6 million, which was comprised of cash, promissory note and assumed liabilities. The promissory note has a 3.25% interest rate with equal quarterly payments beginning on January 15, 2022 and ending October 15, 2024.

The acquisition of BTM allows Bowman to further enhance its civil engineering competencies thereby allowing the Company to broaden its offerings and better serve its public and private sector customers.

The following summarizes the preliminary calculations of the fair values of BTM assets acquired and liabilities assumed as of the acquisition date (in thousands):

Total Purchase Price	$642
Purchase Price Allocation:
Accounts receivable	852
Contract assets	97
Property and equipment, net	61
Intangible assets	51
Accounts payable and accrued liabilities, current portion	(120)
Other non-current obligations	(19)
Contract liabilities	(280)
Total identifiable assets	$642
Goodwill	-
Net assets acquired	$642

The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of BTM’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

Identified intangible assets are comprised of customer relationships and contract rights for a total amount of $0.1 million, to be amortized over an estimated useful life of 3 years.

Kibart, Inc.

In the fourth quarter of 2021, the Company signed a purchase agreement to acquire Kibart, Inc. (“Kibart”), with an effective date of December 16, 2021. Kibart is a professional services firm based in Towson, MD. The Company paid total consideration of $7.0 million, which was comprised of 38,547 shares of common stock, at $19.70 per share, for a total of $0.8 million, plus $6.2 million in cash, promissory note and assumed liabilities. The promissory note has a 3.25% interest rate with equal quarterly payments beginning on March 15, 2022 and ending December 15, 2024.

The acquisition of Kibart allows Bowman to further enhance its mechanical and electrical engineering competencies thereby allowing the Company to cross sell to, and better serve, its renewable energy customers.

The following summarizes the preliminary calculations of the fair values of Kibart assets acquired and liabilities assumed as of the acquisition date (in thousands):

Total Purchase Price	$7,040
Purchase Price Allocation:
Accounts receivable	2,103
Contract assets	382
Prepaids	61
Property and equipment, net	6
Intangible assets	4,280
Other assets	18
Accounts payable and accrued liabilities, current portion	(310)
Contract liabilities	(909)
Total identifiable assets	$5,631
Goodwill	1,409
Net assets acquired	$7,040

The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

Identified intangible assets are comprised of customer relationships and contract rights for a total amount of $4.3 million, to be amortized over an estimated useful life of 10 years and 3 years, respectively.

1519 Surveying, LLC

In the fourth quarter of 2021, the Company signed a purchase agreement to acquire 1519 Surveying, LLC (“1519”), with an effective date of December 23, 2021. 1519 is a professional services firm based in Waco, TX that specializes in surveying and civil engineering. The Company paid total consideration of $10.0 million, which was comprised of 50,559 shares of common stock, at $21.90 per share, for a total of $1.1 million, plus $8.9 million in cash, promissory note and assumed liabilities. The promissory note has a 5.0% interest rate with equal quarterly payments beginning on March 23, 2022 and ending December 23, 2024.

The acquisition of 1519 allows Bowman to further enhance its surveying and civil engineering competencies thereby allowing the Company to broaden its offerings and better serve its public and private sector customers.

The following summarizes the preliminary calculations of the fair values of 1519’s assets acquired and liabilities assumed as of the acquisition date (in thousands):

Total Purchase Price	$10,049
Purchase Price Allocation:
Accounts receivable	1,032
Contract assets	129
Property and equipment, net	526
Intangible assets	1,950
Other assets	6
Accounts payable and accrued liabilities, current portion	(126)
Contract liabilities	(151)
Total identifiable assets	$3,366
Goodwill	6,683
Net assets acquired	$10,049

The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of 1519’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

Identified intangible assets are comprised of customer relationships and contract rights for a total amount of $2.0 million, to be amortized over an estimated useful life of 10 years and 3 years, respectively.

Terra Associates, Inc.

In the fourth quarter of 2021, the Company signed a purchase agreement to acquire Terra Associates, Inc. (“Terra”), with an effective date of December 31, 2021. Terra is a professional services firm based in Houston, TX specializing in general civil engineering. The Company paid total consideration of $5.8 million, which was comprised of 49,875 shares of common stock, at $21.25 per share, for a total of $1.1 million, plus $4.7 million in cash, promissory note and assumed liabilities. The promissory note has a 3.25% interest rate with equal quarterly payments beginning on March 15, 2022 and ending December 15, 2024.

The acquisition of Terra allows Bowman to further enhance its civil engineering competencies thereby allowing the Company to broaden its offerings and better serve its public and private sector customers.

The following summarizes the preliminary calculations of the fair values of Terra assets acquired and liabilities assumed as of the acquisition date (in thousands):

Total Purchase Price	$5,812
Purchase Price Allocation:
Accounts receivable	794
Contract assets	457
Other assets	6
Intangible assets	1,280
Accounts payable and accrued liabilities, current portion	(215)
Contract liabilities	(512)
Total identifiable assets	$1,810
Goodwill	4,002
Net assets acquired	$5,812

The purchase price allocation is based upon preliminary information and is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of Terra’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

Identified intangible assets are comprised of customer relationships and contract rights for a total amount of $1.3 million, to be amortized over an estimated useful life of 10 years and 3 years, respectively.

Results from Acquisitions

The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of businesses acquired from their respective dates of acquisitions for the year ended December 31, 2021 (in thousands):

December 31, 2021
Gross Contract Revenue	$11,834
Net Income	$1,539

The following table presents the unaudited, pro forma consolidated results of operations for the years ended December 31, 2021 and 2020 assuming that the acquisitions described above occurred at January 1, 2020. These unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	December 31, 2021	December 31, 2020
Gross Contract Revenue *	$177,015	$157,703
Net Income	$3,254	$2,788

* Gross contract revenue in these pro forma financials does not conform to GAAP as required by ASC 606, Revenue from Contract with Customers, as it is impracticable to obtain the historical information necessary to apply this accounting standard. The historical estimates required to be able to accurately determine the percent complete accounting on the contracts that comprise the revenue is not available for the required periods.

The pro forma information provided is compiled from the pre-acquisition financial information and includes pro forma adjustments to reflect additional depreciation and amortization that would have been expensed assuming the respective assets had been acquired as of January 1 2020. These results also include additional non-cash stock compensation expense assuming acquired employees who received stock grants received those grants on January 1, 2020.

5. Disaggregation of Revenue and Contract Balances

The Company generally recognizes revenue over time as control transfers to a customer based upon the extent of progress towards satisfaction of the performance obligation. For services delivered under fixed price contracts, the Company uses the ratio of actual costs incurred to total estimated costs at completion (an input method) as a reasonable measure of progress towards the satisfaction of a performance in order to estimate the portion of revenue earned. A contract containing a mix of hourly and fixed fee assignments may be characterized as one lump sum contract for purposes of ASC Topic 606. As such, a contract must contain hourly billed components exclusively to qualify for the as-billed practical expedient in ASC Topic 606. For the year ended December 31, 2021 the Company derived 95.1% of its revenue from contracts which did not qualify for the practical expedient, and 4.9% of its revenue from qualifying time and material contracts, respectively. The Company had approximately $133.4 million in remaining performance obligations as of December 31, 2021 of which it expects to recognize approximately 86.7% within the next twelve months and the remaining 13.3% thereafter.

The Company recognized $1.3 million of revenue for the year ended December 31, 2021, which was included in the contract liabilities balance as of December 31, 2020.

6. Contracts in Progress

The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Costs incurred on uncompleted contracts	$168,110	$113,856
Estimated contract earnings in excess of costs	229,949	151,423
Estimated contract earnings to date	398,059	265,279
Less: billed to date	(393,493)	(260,142)
Net contract assets	$4,566	$5,137

7. Notes Receivable

The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The following is a summary of these notes receivable (in thousands):

	December 31, 2021	December 31, 2020
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 0.0% - 5.5%. The notes receivable mature through November 2024.	$2,478	$2,479
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2023.	903	903
Total:	3,381	3,382
Less: current portion
Officers, employees and affiliates	(1,260)	(1,182)
Noncurrent portion	$2,121	$2,200

Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. During the year ended December 31, 2021, interest accrued on the notes receivable at the stipulated rates between 0.0% and 5.50%.

8. Property and Equipment, Net

Property and equipment for fixed assets are as follows (in thousands):

	December 31, 2021	December 31, 2020
Computer equipment	$1,279	$1,276
Survey equipment	4,625	4,444
Vehicles	763	463
Furniture and fixtures	1,675	1,638
Leasehold improvements	6,886	5,887
Software	332	283
Fixed assets pending lease financing [1]	519	146
Total:	16,079	14,137
Less: accumulated depreciation	(10,669)	(9,912)
Property and Equipment, net of capital leased assets	$5,410	$4,225

1 assets acquired which will be re-financed under the Company's capital lease facilities

Depreciation expense for fixed assets for the years ended December 31, 2021 and 2020 was $0.8 million and $0.7 million, respectively.

Property and equipment for capital leased assets are as follows (in thousands):

	December 31, 2021	December 31, 2020
Equipment	$15,391	$8,590
Vehicles	5,542	3,825
Total:	20,933	12,415
Less: accumulated amortization on leased assets	(6,141)	(1,283)
Capital Leased Assets, net	$14,792	$11,132

Amortization expense for capital leased assets for the years ended December 31, 2021 and 2020 was $5.2 million and $1.3 million, respectively.

9. Goodwill

The following is a summary of goodwill resulting from business acquisitions held by the Company at December 31, 2021 (in thousands):

Goodwill
Balance as of December 31, 2020	$9,179
Acquisitions	19,292
Balance as of December 31, 2021	$28,471

10. Intangible Assets

Total intangible assets consisted of the following at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$10,018	$(665)	$9,353	$809	$(382)	$427
Contract rights	2,333	(224)	2,109	150	(150)	-
Leases	160	(17)	143	-	-	-
Non-compete agreement	137	(137)	-	137	(114)	23
Domain name	281	-	281	281	-	281
Licensing rights	400	-	400	400	-	400
Total	$13,329	$(1,043)	$12,286	$1,777	$(646)	$1,131

The domain name and licensing rights acquired during the year ended December 31, 2021 for a total of $0.7 million have indefinite useful lives.

The following table summarizes the weighted average useful lives of intangible assets by asset class used for straight-line expense purposes:

	December 31, 2021	December 31, 2020
Customer relationships	10.32	4.98
Contract rights	2.87	2.00
Leases	9.17	-
Non-compete agreement	3.00	3.00

Amortization expense for the years ended December 31, 2021 and 2020 was $0.4 million and $0.2 million, respectively.

Future amortization is as follows for the years ending December 31 (in thousands):

2022	$1,870
2023	1,809
2024	1,567
2025	950
Thereafter	5,409
Total	$11,605

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

During the year ended December 31, 2019, the Credit Limit increased to $15.0 million. During the year ended December 31, 2019, a second non-revolving line of credit was established (Fixed Line #2). During the year ended December 31, 2020, the Company entered into an additional credit agreement with Bank of America (Facility #4). Both credit agreements contained certain financial covenants including fixed charge coverage ratio, debt to EBITDA and adjusted debt to EBITDA, all of which the Company complied with on December 31, 2021.

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

As of June 30, 2021, the Revolving Line required monthly payments of interest at the greater of the London Interbank Offered Rate (LIBOR) daily floating rate or 1.25% plus an applicable rate which varied between 2.35% and 2.95% based on the Company achieving certain leverage ratios as defined in the Credit Agreement. On December 31, 2021, and December 31, 2020, the interest rate was 3.25% and 3.60%, respectively. All outstanding principal is due upon expiration, which was extended to July 31, 2023, when the Company entered into the Sixth Amendment to the Credit Agreement. The Revolving Line is reported as bank line of credit on the consolidated balance sheets. On December 31, 2021 and December 31, 2020, the outstanding balance on the Revolving Line was $0 and $3.5 million, respectively.

Fixed Line #1 has a maximum advance of $1.0 million, does not allow for re-borrowings and is included in Notes Payable on the consolidated balance sheets (see Note 12). Beginning October 1, 2017, the Company began paying interest on a monthly basis at a rate per year equal to LIBOR plus 2.75%. On December 31, 2021 and December 31, 2020, the interest rate was 2.85% and 2.91%, respectively. Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2018, the Company is obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in August 2023. On December 31, 2021, and December 31, 2020, the outstanding balance on Fixed Line #1 was $0.3 million and $0.5 million, respectively.

Fixed Line #2 has a maximum advance of $1.0 million, does not allow for re-borrowings and is included in Notes Payable on the consolidated balance sheets (see Note 12). On April 1, 2020, the Company began paying interest monthly at a rate per year equal to LIBOR plus 2.00%. On December 31, 2021 and December 31, 2020, the interest rate was 2.10% and 2.2%, respectively. Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2020, the Company is obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in September 2025. On December 31, 2021 and December 31, 2020, the outstanding balance on Fixed Line #2 was $0.7 million and $0.9 million, respectively.

Facility #4 is a term loan with a principal loan amount of $1.0 million and is included in Notes Payable on the consolidated balance sheets (see Note 12). The loan is to be repaid over thirty-six months beginning April 13, 2020 through maturity on March 13, 2023. The payments consist of principal and interest in equal combined installments of $29,294. The interest rate on this loan is 3.49%. On December 31, 2021 and December 31, 2020, the outstanding balance on Facility #4 was $0.4 million and $0.8 million, respectively.

The Company secures its obligations under the Credit Agreement with substantially all assets of the Company. Obligations of the Company to certain other shareholders of the Company are subordinated to the Company’s obligations under the Credit Agreement and Fixed Line loans. The Company must maintain, on a combined basis certain financial covenants defined in the Credit Agreement.

Interest expense on the Revolving and Fixed Lines totaled $0.1 million and $0.3 million during the years ended December 31, 2021 and 2020.

12. Notes Payable

Notes payable consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Related parties:
Shareholders - Interest accrues annually at rates ranging from 0.00% - 6.25%. The notes payable mature on various dates through October 2025.	$10,771	$2,202
Owners of Acquired Entity - Interest accrues annually at 3.25%. The note payable matures October 2024.	450	-
Unrelated third parties:
Note payable for purchase of software	34	-
Note payable for purchase of intangible asset	100	-
Fixed line notes payable - see note 11	1,502	2,219
Total	12,857	4,421
Less: current portion	(4,450)	(1,592)
Noncurrent portion	$8,407	$2,829

The Company’s chairman and Chief Executive Officer guarantees certain of the notes payable, and certain of the notes payable are subordinate to the terms of the Credit Agreement disclosed in Note 11.

Interest expense attributable to the notes payable totaled $0.2 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

Future principal payments on notes payable are as follows for the years ending December 31 (in thousands):

2022	$4,679
2023	4,191
2024	3,625
2025	362
Total	$12,857

13. Stock Subscription Notes Receivable

Prior to becoming a public company, periodically, the Company offered certain key employees the opportunity to purchase shares of the Company’s common stock. Typically, the subscribed shares were financed by the Company and such shares were issued in the name of the subscriber with the Company retaining possession of, as well as a security interest in, all share certificates until such time as each promissory note was repaid by the subscriber. Promissory note payments include principal plus interest ranging from 3.25% to 4.75% or the Wall Street Journal prime rate. During the years ended December 31, 2021 and 2020, the Company issued $0 and $0.5 million, respectively, of stock subscription notes receivable and received $0.3 million and $0.2 million of principal payments from the subscriber, respectively.

On December 31, 2021 and 2020, seven and seventeen shareholders owed the Company a combined total of $0.3 million and $0.6 million, respectively, in outstanding principal. These balances are reported as a reduction shareholders’ equity on the consolidated balance sheets.

14. Related Party Transactions

The Company leases commercial office space from BCG Chantilly, LLC (BCC), an entity in which Mr. Bowman, Mr. Bruen and Mr. Hickey collectively own a 63.6% interest. As of December 31, 2021 and 2020, there were no amounts due to or receivables due from BCC. Rent expense for years ended December 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively.

Bowman Lansdowne Development, LLC (BLD) is an entity in which Mr. Bowman, Mr. Bruen, Mr. Hickey have an ownership interest. On December 31, 2021 and 2020, the Company’s notes receivable included $0.5 million and $0.5 million, respectively, from BLD, with a maturity date of January 31, 2024.

Lansdowne Development Group, LLC (LDG) is an entity in which BLD has a minority ownership interest. On December 31, 2021 and 2020, our accounts receivable included $0.1 million and $0.1 million, respectively, due from LDG. On December 31, 2021 and 2020, notes receivable included $0.4 million and $0.4 million, respectively, from LDG, with a maturity date of January 31, 2024.

Bowman Realty Investments 2010, LLC (BR10) is an entity in which Mr. Bowman, Mr. Bruen, Mr. Hickey have an ownership interest. On December 31, 2021 and 2020, the Company’s notes receivable included $0.2 million and $0.2 million, respectively, from BR10, with a maturity date of January 31, 2024.

Alwington Farm Developers, LLC (AFD) is an entity in which BR10 has a minority ownership interest. On December 31, 2021 and 2020, notes receivable included $1.2 million and $1.2 million, respectively, from AFD, with a maturity date of December 31, 2022.

MREC Shenandoah VA, LLC (“MREC Shenandoah”) is an entity in which Lake Frederick Holdings, LLC (“Lake Frederick Holdings”) owns a 92% interest and Shenandoah Station Partners LLC, an entity owned in part by Bowman Lansdowne and in part by Bowman Realty 2013, owns an 8% interest. Mr. Bowman owns a 100% interest in, and is the manager of, Lake Frederick Holdings. Mr. Bowman, Mr. Bruen and Mr. Hickey are each members of Bowman Realty 2013. Since 2020, the Company has provided engineering services to MREC Shenandoah in exchange for cash payments. During the years ended December 31, 2021 and 2020, the Company received payments for engineering services provided to MREC Shenandoah in the amounts of $0.8 million and $0.1 million, respectively.

During the years ended December 31, 2021 and 2020, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $0.1 million and $0, respectively. These entities were billed $0.1 million and $0, respectively.

Gregory Bowman, the son of Mr. Bowman, is a full-time employee of the Company. Gregory Bowman was paid $0.1 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

Bowman Realty Investments 2013 LLC (BR13) is an entity in which Mr. Bowman, Mr. Bruen, and Mr. Hickey have an ownership interest.

Leesburg Acquisition Partners (LAP) is an entity in which Mr. Bowman, Mr. Bruen and Mr. Hickey have an ownership interest. During the year ended December 31, 2021, the Company made $28,808 of back charge payments relating to work performed for LAP in prior years.

On December 31, 2021 and 2020, the Company was due $0.3 million and $0.6 million, respectively, from shareholders under the terms of stock subscription notes receivable.

On December 31, 2021 and 2020, the Company owed $0.2 million and $0.3 million, respectively to a retired shareholder and former director in connection with a 2015 acquisition.

As of December 31, 2021 and 2020, the Company owed certain of our current and former shareholders $10.8 million and $2.2 million, respectively. The notes result from repurchases of stock from shareholders upon termination of employment and promissory notes issued in connection with acquisitions.

15. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Current expense:
Federal	$159	$(6)
State	431	662
Foreign	13	7
Total	603	663
Deferred expense (benefit):
Federal	(1,989)	404
State	(193)	(78)
Total	(2,182)	326
Provision for income taxes	$(1,579)	$989

The Company measures deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. Components of the Company’s deferred tax asset and liability are as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Research and development credit carryover	$2,943	$1,557
Deferred rent expense	1,248	1,073
Intangible asset amortization	68	23
Net operating loss	2	-
Bad debt reserve	456	-
Accrued employee related expenses	1,237	-
Performance stock units	71	-
Acquisition related transaction costs	139	-
	6,164	2,653
Deferred tax liabilities:
Fixed asset depreciation	(3,718)	(2,866)
Prepaid expenses	(540)	-
Accrual to cash	-	(5,398)
Section 481(a) adjustment	(5,178)	-
Goodwill amortization	(1,018)	(861)
	(10,454)	(9,125)
Net deferred tax liabilities	$(4,290)	$(6,472)

As of December 31, 2021, the Company has state net operating loss carryforwards of $0.1 million and gross federal R&D credit carryforwards of $3.2 million, respectively. The net federal carryforward is $2.9 million after the reduction for UTPs. For the same period ended December 31, 2020, the Company did not have any net operating loss carryforwards and had $1.7 million in gross federal R&D credits. The net federal carryforward is $1.6 million after the reduction for UTPs. The state net operating loss carryforward has a 20-year carryforward period and will expire in 2041. The federal R&D credits have a 20-year carryforward period and begin to expire in 2039.

The Company’s tax attributes, including net operating losses and credit, are subject to any ownership changes as defined under the Internal Revenue Code Sections 382 and 383. A change in ownership could affect the Company’s ability to utilize its net operating losses and credits. The Company has recognized the portion of net operating losses and R&D credits acquired that will not be limited and more likely than not be realized.

Based on the Company’s operating history and management’s expectation regarding future profitability, management believes the Company’s deferred tax assets will be realizable under ASC 740, Income Taxes. Accordingly, no valuation allowance exists as of December 31, 2021 and 2020.

Income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 21% to pretax income due to the following adjustments (in thousands):

	December 31, 2021	December 31, 2020
Statutory rate	$(269)	$410
State income taxes, net of federal benefit	(132)	69
Effective rate differential for DCPC—S-corp	-	(59)
State income tax rate change	85	77
Section 162(m) compensation differences	332	-
Other permanent differences	84	68
Stock repurchase liability	-	1,474
Valuation allowance	-	27
Change in tax status	-	170
Other	90	42
Research & development credit	(1,969)	(1,289)
Uncertain tax positions	200	-
Provision for income tax	$(1,579)	$989

The adjustment to the statutory rate from state income tax rates for the year ended December 31, 2021 are the result of changes in apportionment of revenue with a higher percentage of the Company’s revenue being derived from states with higher state rates such as Illinois. The adjustment to the statutory rate from state income tax rates for the year ended December 31, 2020 are the result of the DCPC acquisition and the impact it had on state rates.

The adjustment to the statutory rate from stock purchase liability changes for the years ended December 31, 2020 is the result of permanent differences created by the recognition of non-cash stock compensation expenses in connection with the periodic measurements of the liability to common stock subject to repurchase.

The adjustment to the statutory rate from Internal Revenue Code Section 162(m) for the year ended December 31, 2021 is the result of permanent differences created by the disallowance of certain executive compensation in excess of $1.0 million.

The adjustment to the statutory rate from research and development credits for the year ended December 31, 2021 and 2020 are the result of application of research and development tax credits annually earned by the Company in connection with certain at-risk work performed on behalf of our customers. An unrecognized tax benefit of $0.1 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively is included in the adjustment for the research and development tax credits.

The Company has elected to record tax related penalties and interest as current income tax expense. As of December 31, 2021 total penalties and interest related to uncertain tax positions is $26,000.

A reconciliation of the beginning balance and ending amounts of unrecognized tax benefits (excluding interest and penalties) is as follows for the year ended December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Balances at January 1	$151	$83
Additions based on tax positions related to the prior year	418	-
Decreases based on tax positions related to prior year	-	-
Additions based on tax positions related to the current year	1,700	68
Settlements	-	-
Reductions for tax positions due to lapse of statute	-	-
Other changes	-	-
Balances at December 31	$2,269	$151

For the period ending December 31, 2021, the Company recorded uncertain tax position of $0.1 million for not filing an income tax return with the state of Florida for prior years. The Company has submitted a Voluntary Disclosure Agreement to the state of Florida which is expected to be accepted in 2022. If the Voluntary Disclosure Agreement is accepted in 2022, the uncertain tax position related to Florida would reverse to $0 and there would be no effective tax rate impact.

For the periods ending December 31, 2021 and December 2020, the Company has an ending uncertain tax position of $0.2 million and $0.2 million against its R&D credit.

For the period ending December 31, 2021, the Company recorded an uncertain tax position of $1.9 million for being on an impermissible method in deducting stock-based compensation expense for income tax purposes consistent with the timing as recognized for book purposes. The Company will be filing Form 3115 with the Internal Revenue Service requesting to change from the impermissible method to a permissible method. It is expected that the Form 3115 will be approved during 2022 which will result in a reversal of the uncertain tax position to a deferred tax liability and there would be no effective tax rate impact.

The Company files income tax returns in the U.S. federal jurisdiction and certain states in which it operates. The Company’s federal income tax returns for tax years 2018 and after remain subject to examination by the U.S. Internal Revenue Service. The statute of limitations on the Company’s state income tax returns generally conforms to the federal three-year statute of limitations.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company deferred employer payroll taxes under the CARES Act, of which $1.2 million is still accrued as of December 31, 2021. The Company has assessed the impact of the CARES Act and we do not expect there to be a material impact to our income tax expense.

16. Employee Stock Purchase and Stock Incentive Plans

Employee Stock Purchase Plan

Effective April 30, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Employee Stock Purchase Plan (“ESPP”). Under the Company’s Employee Stock Purchase Plan, eligible employees who elect to participate are granted the right to purchase shares of common stock at a 15% discount of the weighted average selling price of the Company stock for the 30 days prior to the last day of the offering period.

The following table summarizes the stock issuance activity under the Employee Stock Purchase Plan for the year ended December 31, 2021 (in thousands, except share data):

December 31, 2021
Purchase price paid for shares sold	$479

Number of shares sold	35,886

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

For the year ended December 31, 2021, no new option shares were granted. For the year ended December 31, 2020, 7,434 substantive options were granted. The assumptions used to value the options granted include:

December 31, 2020
Expected volatility	25.0%
Expected dividend yield	0.0%
Expected option term (in years)	5.0
Risk-free interest rate	2.5%

A summary of the status of stock options exercised, including the substantive options discussed in Note 3, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	56,404	$5.68
Granted	7,434	7.34
Exercised	(10,561)	5.92
Expired or cancelled	-	-
Outstanding at December 31, 2020	53,277	$5.87
Granted	-	-
Exercised	(38,350)	5.82
Expired or cancelled	-	-
Outstanding at December 31, 2021	14,927	$5.99

The following summarizes information about options outstanding and exercisable at January 1, 2021 and December 31, 2021:

	Options Outstanding and Exercisable
	Exercise Price	Total Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Total Exercisable
January 1, 2021	$6.37	53,277	4.5	$5.87	53,277
December 31, 2021	$6.57	14,927	5.0	$5.99	14,927

The intrinsic value of these options on December 31, 2021 and 2020 was $14.68 and $6.43, respectively.

The Company received cash payments of $0.1 million and $0.1 million from the exercise of options under the Stock Option Plan in the years ended December 31, 2021 and 2020, respectively.

The Company recorded $0 and $22,443 of compensation cost related to stock options associated with the issuance of non-recourse, stock subscription notes during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.

Stock Bonus Plan

Effective May 11, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The Plan is administered by the Board of Directors through which they can issue restricted stock awards. As of December 31, 2021, 2,876,250 shares of common stock are authorized and reserved for issuance under the Plan. This reserve automatically increases on each January 1, for the duration of the Plan, in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year. The Plan supersedes and replaces any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.

During the year ended December 31, 2021, the Board granted 1,631,645 shares under the Plan. The shares have a vesting period of up to five years during which there are certain restrictions as defined by the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the Share on such date, or if there are no sales on such date, on the next preceding day on which there were sales.

Effective April 2003, the Company adopted the Bowman Consulting Group Ltd. Stock Bonus Plan (“the Stock Bonus Plan”), which allowed for the awarding of shares of common stock to employees. The Stock Bonus Plan was superseded by the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan except that the Stock Bonus Plan shall remain in effect with respect to awards granted under it until such awards have been forfeited or fully vested.

During the years ended December 31, 2021 and 2020, the Board granted 49,383 and 657,676 shares, respectively, under the Stock Bonus Plan. The shares have a vesting period of up to four years during which there are certain restrictions as defined by the Stock Bonus Plan and Stock Bonus Agreements. The grant date fair value of the Company’s shares, as determined by a third-party valuation and approved by the Board at the time of award ranged from $12.80 to $8.72, per share during the years ended December 31, 2021 and 2020.

The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2020	156,409	5.59
Granted	657,673	11.00
Vested	(108,206)	6.49
Cancelled	(2,950)	5.49
Outstanding at December 31, 2020 [1]	702,926	10.51
Outstanding at December 31, 2020, as modified [2]	702,926	12.80
Granted	1,681,028	14.06
Vested	(156,488)	12.91
Cancelled	(9,183)	13.98
Outstanding at December 31, 2021	2,218,283	13.74

1 Weighted average grant price at December 31, 2020 represents the grant date fair value of Stock Awards as originally issued.

2 Weighted average grant price at December 31, 2020, as modified, represents the as adjusted fair value of the outstanding Stock Awards on the date of modification in connection with the settlement of the liability to common shares subject to repurchase.

On November 10, 2021 the Company’s Board of Directors adopted the 2021 Executive Officers Long Term Incentive Plan (“Officers LTIP”). The Officers LTIP is established under the Company’s 2021 Omnibus Equity Incentive Plan and is subject to the terms and conditions thereof. The purpose of this plan is to attract, retain and motivate key officers and employees through the grant of equity-based awards that reward Company performance over a period greater than one year and align their interests with long-term stockholder value.

During the year ended December 31, 2021, the Board granted 260,842 shares under the Officers LTIP plan. The shares granted are performance stock units, subject to a market condition, with a vesting period of 2.16 years. The number of units earned is based on total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the components of a custom peer group during the performance period from November 1, 2021 to December 31, 2023. The performance stock units are valued using a Monte Carlo simulation with model inputs of opening average share value, valuation date stock price, expected volatilities, correlation coefficient, risk-free interest rate, and expected dividend yield for the Company and the custom peer group.

The following table summarizes the activity of performance stock units subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2021	-	-
Granted	260,842	13.81
Vested	-	-
Cancelled	-	-
Outstanding at December 1, 2021	260,842	13.81

The Company recognizes forfeitures as they occur.

The following table represents the change in the liability to common shares subject to repurchase and the associated non-cash compensation expense for the years ended December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Beginning Balance	$842	$8,267
Non-cash compensation from ratable vesting	41	2,712
Non-cash compensation from change in fair value of liability	2	2,457
Other stock activity, net	516	(786)
Reclassification upon modification	(1,394)	(11,808)
Ending balance	$7	$842

As of December 31, 2021, the Company had 2,479,125 of unvested stock awards that vest between January 1, 2022 and May 11, 2026.

The future expense of the unvested awards by year is as follows (in thousands):

2022	$10,581
2023	9,325
2024	4,860
2025	1,346
Thereafter	281
Total	$26,393

17. Employee Retirement Plan

The Company maintains a tax-deferred savings plan (the “Retirement Plan”) in accordance with section 401(k) of the Internal Revenue Code of 1986, as amended, which became effective January 1, 1996. In general, all full-time employees who have attained age eighteen are eligible to participate in the Retirement Plan on the first day of the month following the date of hire. Under terms of the Retirement Plan, the Company makes matching contributions to eligible employee wage deferrals into the Retirement Plan. Matching contributions are subject to a vesting period. Additionally, the Company may, at its discretion, make additional contributions to the Retirement Plan.

For the years ended December 31, 2020 and 2021, employer contributions totaled $1.8 million and $1.3 million, respectively.

18. Capital Leases

On September 30, 2020, the Company converted operating leases for equipment and vehicles to capital leases and recorded the associated equipment purchases and capital lease liability, current and non-current. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $0.5 million per month. We use the incremental borrowing rate on our revolving line of credit to calculate the present value on new leases.

Future minimum commitments under non-cancelable capital leases for the succeeding years are as follows (in thousands):

2022	$5,899
2023	4,620
2024	2,435
2025	1,364
Total minimum lease payments	$14,318
Less: amount representing interest	(1,524)
Present value of total net minimum lease payments	$12,794
Less: current portion of net minimum lease payments	(5,136)
Long-term portion of net minimum lease payments	$7,658

The above table is exclusive of the $2.4 million bargain purchase price associated with the $15.2 million total liability to capital leases as presented on the consolidated balance sheet.

19. Commitments and Contingencies

Operating leases

The Company leases office space, equipment and vehicles. The Company financed vehicles, certain IT, and other equipment under the terms of three primary master lease agreements accounted for as operating leases until September 30, 2020, when the Company converted the equipment and vehicles to capital lease as referenced in Note 18. The Company now leases nearly all equipment and vehicles under capital lease agreements and all office space under operating lease agreements. Rent, vehicle and equipment lease expense for the years ended December 31, 2021 and 2020 was $5.8 million and $7.3 million, respectively.

Future minimum lease payments for the remaining operating leases for equipment and rent are as follows for the years ending December 31 (in thousands):

2022	$6,845
2023	5,125
2024	4,512
2025	3,773
2026	2,956
Thereafter	6,432
Total	$29,643

20. Other

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not be material to the Company’s combined financial position, results of operations or cash flows.

21. Subsequent Events

On February 11, 2022, the Company closed on an offering of common stock in which it issued and sold 900,000 shares at an offering price of $16.00 per share, resulting in net proceeds of $13.7 million after deducting underwriting discounts and commissions, but before expenses of the offering. Also included in the offering Mr. Bowman sold 150,000 shares of common stock. On February 28, 2021, the underwriters exercised their option to purchase an additional 157,500 shares of the Company’s common stock at an offering price of $16.00 per share, resulting in additional gross proceeds of approximately $2.5 million. After giving effect to this exercise of the overallotment option, the total number of shares sold by the Company in this common stock offering increased to 1,057,500 shares with total gross proceeds of approximately $16.9 million. The exercise of the over-allotment option closed on March 2, 2022, at which time the Company received net proceeds of $2.4 million after underwriting discounts and commissions. See Common Stock Offering in Note 1 for further details.

On February 2, 2022, the Company completed the acquisition of assets and operations of Perry Engineering located in Tucson, Arizona. In connection with the acquisition, the Company issued 9,833 shares of common stock to the seller. Given the short period of time between the acquisition date and the issuance of this annual report on Form 10-K, it is not practicable to disclose the preliminary purchase price allocations for this transaction.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, in Reston, Virginia, on March 23, 2022.

Bowman Consulting Group Ltd.

By:	/s/ Gary Bowman
Name: Gary Bowman Title: President, Chief Executive Officer, Chairman
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Bowman	President, Chief Executive Officer, Chairman (Principal Executive Officer)	March 23, 2022
Gary Bowman

/s/ Michael Bruen	Chief Operating Officer and Director	March 23, 2022
Michael Bruen

/s/ Bruce Labovitz	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	March 23, 2022
Bruce Labovitz

/s/ Stephen Riddick	Director	March 23, 2022
Stephen Riddick

/s/ Daniel Lefaivre	Director	March 23, 2022
Daniel Lefaivre

/s/ Patricia Mulroy	Director	March 23, 2022
Patricia Mulroy

/s/ James Laurito	Director	March 23, 2022
James Laurito