Form 10-Q
period 2022-03-31
Bowman Consulting Group Ltd.
filed 2022-05-12
CIK 1847590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, the registrant had 13,219,049 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$34,938	$20,619
Accounts receivable, net	45,372	38,491
Contract assets	10,396	9,189
Notes receivable - officers, employees, affiliates, current portion	1,207	1,260
Prepaid and other current assets	5,440	4,850
Total current assets	97,353	74,409
Non-Current Assets
Property and equipment, net	20,745	20,202
Goodwill	29,148	28,471
Notes receivable	903	903
Notes receivable - officers, employees, affiliates, less current portion	1,200	1,218
Other intangible assets, net	11,819	12,286
Other assets	721	681
Total Assets	$161,889	$138,170
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities, current portion	21,026	17,921
Contract liabilities	5,551	4,623
Notes payable, current portion	4,572	4,450
Deferred rent, current portion	721	724
Capital lease obligation, current portion	5,491	5,136
Total current liabilities	37,361	32,854
Non-Current Liabilities
Notes payable, less current portion	7,399	8,407
Deferred rent, less current portion	4,063	4,179
Capital lease obligation, less current portion	10,705	10,020
Deferred tax liability, net	4,290	4,290
Common shares subject to repurchase	-	7
Total liabilities	$63,818	$59,757

Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 14,809,363 shares issued and 12,562,009 outstanding, and 13,690,868 shares issued and 11,489,579 outstanding, respectively	148	137
Additional paid-in-capital	139,996	120,842
Treasury stock, at cost; 2,247,354 and 2,201,289, respectively	(18,476)	(17,488)
Stock subscription notes receivable	(253)	(277)
Accumulated deficit	(23,344)	(24,801)
Total shareholders' equity	$98,071	$78,413

TOTAL LIABILITIES AND EQUITY	$161,889	$138,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Gross Contract Revenue	$52,461	$31,802
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	20,659	13,222
Sub-consultants and expenses	4,760	2,934
Total contract costs	25,419	16,156
Operating Expenses:
Selling, general and administrative	22,821	12,749
Depreciation and amortization	2,389	1,428
(Gain) on sale	(6)	(26)
Total operating expenses	25,204	14,151
Income from operations	1,838	1,495
Other (income) expense	498	205
Income before tax expense	1,340	1,290
Income tax (benefit) expense	(117)	309
Net income	$1,457	$981
Earnings allocated to non-vested shares	254	124
Net income attributable to common shareholders	$1,203	$857
Earnings per share
Basic	$0.12	$0.17
Diluted	$0.12	$0.17
Weighted average shares outstanding:
Basic	9,926,395	5,083,470
Diluted	10,043,794	5,096,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For The Three Months Ended March 31, 2022 and 2021

(Amounts in thousands except per share data)

(Unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Stock Subscription Notes	Accumulated	Total Shareholders' Equity
	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit	(Deficit)
Balance at January 1, 2021	7,840,244	$2	$58,866	(2,095,650)	$(16,022)	$(609)	$(25,100)	$17,137
Issuance of new common shares	63,956	-	838	-	-	-	-	838
Purchase of treasury stock	-	-	-	(83,308)	(1,063)	-	-	(1,063)
Issuance of new common shares under stock compensation plan	49,383	-	-	-	-	-	-	-
Stock based compensation			1,046					1,046
Collection on stock subscription notes receivable	-	-	-	-	-	33	-	33
Common shares subject to repurchase liability	-	-	(516)	-	-	-	-	(516)
Capital reduction related to acquisition	-	-	(73)	-	-	-	-	(73)
Net Income	-	-	-	-	-	-	981	981
Balance at March 31, 2021	7,953,583	$2	$60,161	(2,178,958)	$(17,085)	$(576)	$(24,119)	$18,383

Balance at January 1, 2022	13,690,868	$137	$120,842	(2,201,289)	$(17,488)	$(277)	$(24,801)	$78,413
Issuance of new common shares in common stock offering	1,057,500	11	15,464	-	-	-	-	15,475
Issuance of new common shares	9,833	-	174	-	-	-	-	174
Purchase of treasury stock	-	-	-	(46,065)	(988)	-	-	(988)
Issuance of new common shares under stock compensation plan	30,957	-	-	-	-	-	-	-
Issuance of new common shares under employee stock purchase plan	20,205	-	282	-	-	-	-	282
Stock based compensation	-	-	3,226	-	-	-	-	3,226
Collections on stock subscription notes receivable	-	-	-	-	-	24	-	24
Conversion of redeemable common stock to permanent equity	-	-	8	-	-	-	-	8
Net Income	-	-	-	-	-	-	1,457	1,457
Balance at March 31, 2022	14,809,363	$148	$139,996	(2,247,354)	$(18,476)	$(253)	$(23,344)	$98,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$1,457	$981
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization - property, plant and equipment	1,922	1,360
Amortization of intangible assets	468	68
Gain on sale of assets	(6)	(26)
Bad debt	152	92
Stock based compensation	3,236	1,149
Deferred taxes	-	109
Deferred rent	(119)	(95)
Changes in operating assets and liabilities
Accounts Receivable	(6,945)	(3,608)
Contract Assets	(721)	(100)
Prepaid expenses and other assets	(630)	(169)
Accounts payable and accrued expenses	2,960	698
Contract Liabilities	640	(414)
Net cash provided by operating activities	2,414	45
Cash Flows from Investing Activities:
Purchases of property and equipment	(198)	(438)
Fixed assets converted to lease financing	278	-
Proceeds from sale of assets	6	26
Amounts advanced under loans to shareholders	-	(364)
Payments received under loans to shareholders	70	75
Acquisitions of businesses, net of cash acquired	(550)	(640)
Collections under stock subscription notes receivable	24	33
Net cash used in investing activities	(370)	(1,308)
Cash Flows from Financing Activities:
Proceeds from common stock offering, net of underwriting discounts and commissions and other offering costs	15,475	-
Net borrowings under revolving line of credit	-	3,460
Repayments under fixed line of credit	(182)	(179)
Repayment under notes payable	(905)	(151)
Payments on capital leases	(1,414)	(975)
Payment of contingent consideration from acquisitions	-	(1)
Payment of offering costs	-	(417)
Payments for purchase of treasury stock	(988)	(559)
Proceeds from issuance of common stock	289	18
Net cash provided by financing activities	12,275	1,196
Net increase (decrease) in cash and cash equivalents	14,319	(67)
Cash and cash equivalents, beginning of period	20,619	386
Cash and cash equivalents, end of period	$34,938	$319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$344	$203
Cash paid for income taxes	$279	-
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	$(2,456)	$(1,330)
Stock redemption for exercise of stock option	-	$139
Issuance of notes payable for acquisitions	$(200)	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business and Basis of Presentation

Nature of Business

Bowman Consulting Group Ltd. (along with its consolidated subsidiaries, “Bowman” or “we” or the “Company”) incorporated in the Commonwealth of Virginia on June 5, 1995 and reincorporated in the State of Delaware on November 13, 2020. Bowman is a professional services firm delivering innovative solutions to the marketplace of customers who own, develop and maintain the built environment. Within that arena, we provide planning, design, engineering, geomatics, survey, construction management, environmental consulting and land procurement services to markets that encompass the buildings in which people live, work and learn in; as well as the systems that provide water, electricity and other vital services, and the roads, bridges, and transportation systems used to get from place to place. We provide services to customers through fixed-price and time-and-material based contracts containing multiple milestones and independently priced deliverables. Typically, contract awards are on a negotiated basis, ranging in value from a few thousand dollars to multiple millions of dollars and can have varying durations depending on the size, scope, and complexity of the project.

The Company’s workforce typically provides the full scope of engineering and other contract services. However, with respect to certain specialty services or other compliance requirements within a particular contract, we may engage third-party sub-consultants. The Company’s headquarters is located in Reston, VA and the Company has over 40 offices throughout the United States.

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

On February 28, 2022, the underwriters exercised their option to purchase an additional 157,500 shares of the Company’s common stock at an offering price of $16.00 per share, resulting in additional gross proceeds of approximately $2.5 million. After giving effect to this exercise of the overallotment option, the total number of shares sold by the Company in this common stock offering increased to 1,057,500 shares with total gross proceeds of approximately $16.9 million. The exercise of the over-allotment option closed on March 2, 2022, at which time the Company received net proceeds of $2.4 million after underwriting discounts and commissions.

Deferred offering costs consist primarily of accounting, legal and other fees related to our common stock offering. Prior to the offering, all deferred costs were capitalized within prepaid and other current assets in the consolidated balance sheet. We capitalized $0.5 million of deferred offering costs within prepaid and other current assets in the consolidated balance sheet as of December 31, 2021.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in shareholders’ equity and cash flows. The results of operations for the current period are not necessarily indicative of the results for the full year or the results for any future periods.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,2021 (the Annual Report) filed with the SEC on March 23, 2022.

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

2. Significant Accounting Policies

The following is a summary of the significant accounting policies and principles used in the preparation of the condensed consolidated financial statements:

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of  1934 (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is either not an emerging growth company or, an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

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

The Company is subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the three months ended March 31, 2022, or the year ended December 31, 2021. The Company’s customers are located throughout the United States. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.

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

As of March 31, 2022 and December 31, 2021:

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

•

The liability related to shares subject to repurchase is recognized at fair value using Level 1 inputs as there is an active market for the Company’s publicly traded stock. For further discussion, see Note 15, Stock Bonus Plan. The liability related to shares subject to repurchase was $0 and $7,000 as of March 31, 2022 and December 31, 2021, respectively.

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

 The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was (8.8%) and 28.0%, respectively. The change was due primarily to a windfall tax adjustment which results from the vesting of restricted stock awards at a value higher than the grant date fair value, an increase in R&D credits and projected limitations on the deductibility of executive compensation. The windfall tax adjustment for restricted stock awards is $0.4 million for the three months ended March 31, 2022. There was no windfall tax adjustments from restricted stock awards for the three months ended March 31, 2021. The R&D credit was $2.0 million as of March 31, 2022 and $1.2 million as of March 31, 2021. The projected limitation on the deductibility of executive compensation was $3.4 million for the three months ended March 31, 2022. There was no projected limitation on the deductibility of executive compensation for the three months ended March 31, 2021.

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

Recently Issued Accounting Guidance

Accounting guidance recently adopted

In October 2021, the FASB issued Accounting Standards Update 2021-08, Accounting for Contract Assets and Liabilities from Contracts with Customers, creating an exception to the recognition and measurement principles in ASC 805, Business Combinations. The amendments in this Update require that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, rather than using fair value.  The Company adopted the new standard on a prospective basis effective January 1, 2021. The impact of this ASU is reflected in the consolidated financial statements and was not material.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the carrying amount of the goodwill. The Company adopted the new standard effective January 1, 2022. The impact of this ASU is not material to its consolidated financial statements.

Accounting guidance not yet adopted

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”) to increase transparency and comparability of accounting for lease transactions by requiring lessees to recognize the right-of-use assets and lease liabilities on the balance sheet and to disclose qualitative and quantitative information about lease transactions and enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The effective date of ASU 2016-02 for the Company is January 1, 2022, with early adoption permitted. This ASU is not required to be reflected in the consolidated financial statements or disclosures until the year ending December 31, 2022, and therefore is not reflected in the consolidated financial statements on this Quarterly Report on Form 10-Q. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements and related disclosures.

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

3. Earnings per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three months ended March 31, 2022 and 2021. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings of the Company. The dilutive effect of options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee Stock Purchase Plan is reflected in diluted earnings per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The Company uses the two-class method to determine earnings per share.

 For calculating basic earnings per share, for the three months ended March 31, 2022, the weighted average number of shares outstanding exclude 2,080,691 non-vested restricted shares and 14,586 unexercised substantive options. The computation of diluted earnings per share for the three months ended March 31, 2022 did not assume the effect of restricted shares or substantive options because the effects were antidilutive.

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

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 (in thousands, except share data):

	For the Three Months Ended March 31,
	2022	2021
Numerator
Net income	$1,457	$981
Earnings allocated to non-vested shares	254	124
Subtotal	$1,203	$857
Denominator
Weighted average common shares outstanding	9,926,395	5,083,470
Effect of dilutive nominal options	-	-
Effect of dilutive contingently earned shares	117,399	13,127
Dilutive average shares outstanding	10,043,794	5,096,597
Basic earnings per share	$0.12	$0.17
Dilutive earnings per share	$0.12	$0.17

4. Acquisitions

Business Combinations

Perry Engineering, LLC.

In the first quarter of 2022, the Company signed a purchase agreement to acquire Perry Engineering, LLC (“Perry”), with an effective date of February 2, 2022. Perry is a civil engineering and land surveying firm based in Tucson, AZ. The Company paid total consideration of $0.9 million, which was comprised of 9,833 shares of common stock, at $17.01 per share, for a total of $0.2 million, plus $0.7 million in cash, promissory note and assumed liabilities. The promissory note has a 5.00% interest rate with equal quarterly payments beginning on May 2, 2022 and ending February 2, 2024.

The acquisition of Perry allows Bowman to further enhance its land architectural and civil engineering competencies thereby allowing the Company to broaden its offerings and better serve its public and private sector customers.

The purchase price allocation consists primarily of Goodwill and is based upon preliminary information that is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of Perry’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

5. Disaggregation of Revenue and Contract Balances

The Company disaggregates revenues by contract type, see Revenue Recognition in Note 2 for further details. For the three months ended March 31, 2022 and 2021, the Company derived 94.5% and 91.6% of its revenue from contracts classified as lump sum, and 5.4% and 8.4% of its revenue from exclusively time and material contracts, respectively. The Company had approximately $152.5 million in remaining performance obligations as of March 31, 2022 of which it expects to recognize approximately 99.0% within the next twelve months and the remaining 1.0% thereafter.

The Company recognized $1.4 million of revenue for the three months ended March 31, 2022, which was included in the contract liabilities balance as of December 31, 2021, and $1.3 million of revenue for the three months ended March 31, 2021 which was included in the contract liabilities balance as of December 31, 2020.

6. Contracts in Progress

The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Costs incurred on uncompleted contracts	$187,657	$168,110
Estimated contract earnings in excess of costs	255,014	229,949
Estimated contract earnings to date	442,671	398,059
Less: billed to date	(437,826)	(393,493)
Net contract assets	$4,845	$4,566

7. Notes Receivable

The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The following is a summary of these notes receivable (in thousands):

	March 31, 2022	December 31, 2021
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 0.0% - 5.5%. The notes receivable mature through November 2024.	$2,407	$2,478
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2023.	903	903
Total:	3,310	3,381
Less: current portion
Officers, employees and affiliates	(1,207)	(1,260)
Noncurrent portion	$2,103	$2,121

Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. During the three months ended March 31, 2022, interest accrued on the notes receivable at the stipulated rates between 0.0% and 5.50%.

8. Property and Equipment, Net

Property and equipment for fixed assets are as follows (in thousands):

	March 31, 2022	December 31, 2021
Computer equipment	$1,383	$1,279
Survey equipment	4,672	4,625
Vehicles	844	763
Furniture and fixtures	1,684	1,675
Leasehold improvements	6,923	6,886
Software	336	332
Fixed assets pending lease financing [1]	241	519
Total:	16,083	16,079
Less: accumulated depreciation	(10,963)	(10,669)
Property and Equipment, net of capital leased assets	$5,120	$5,410

1 assets acquired which will be re-financed under the Company's capital lease facilities

Depreciation expense for fixed assets for the three months ended March 31, 2022 and 2021 was $0.3 million and $0.2 million, respectively.

Property and equipment for capital leased assets are as follows (in thousands):

	March 31, 2022	December 31, 2021
Equipment	$17,367	$15,391
Vehicles	5,916	5,542
Total:	23,283	20,933
Less: accumulated amortization on leased assets	(7,658)	(6,141)
Capital Leased Assets, net	$15,625	$14,792

Amortization expense for capital leased assets for the three months ended March 31, 2022 and 2021 was $1.6 million and $1.2 million, respectively.

9. Goodwill

The following is a summary of goodwill resulting from business acquisitions held by the Company at March 31, 2022 (in thousands):

Goodwill
Balance as of December 31, 2021	$28,471
2022 Activity	677
Balance as of March 31, 2022	$29,148

10. Intangible Assets

Total intangible assets consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$10,018	$(939)	$9,079	$10,018	$(665)	$9,353
Contract rights	2,333	(412)	1,921	2,333	(224)	2,109
Leasehold	160	(22)	138	160	(17)	143
Non-compete agreement	137	(137)	-	137	(137)	-
Domain name	281	-	281	281	-	281
Licensing rights	400	-	400	400	-	400
Total	$13,329	$(1,510)	$11,819	$13,329	$(1,043)	$12,286

The domain name and licensing rights acquired during the year ended December 31, 2021 for a total of $0.7 million have indefinite useful lives.

The following table summarizes the weighted average useful lives of intangible assets by asset class used for straight-line expense purposes:

	March 31, 2022	December 31, 2021
Customer relationships	10.32	10.32
Contract rights	2.87	2.87
Leasehold	9.17	9.17
Non-compete agreement	3.00	3.00

Amortization expense for the three months ended March 31, 2022 and 2021 was $0.5 million and $0.1 million, respectively.

Future amortization for the remainder of 2022 and for the succeeding years is as follows (in thousands):

2022	1,403
2023	1,809
2024	1,567
2025	950
2026	908
Thereafter	4,501
Total	$11,138

11. Bank Revolving Line of Credit and Fixed Credit Facilities

The Company has one revolving (the “Revolving Line”) and three non-revolving credit facilities (“Fixed Line 1”, Fixed Line 2” and “Fixed Line 4”) with Bank of America. On March 31, 2022 and 2021, the interest rate on the Revolving Line was 3.25% and 3.60%, respectively. All outstanding principal on the Revolving Line is due on July 31, 2023. On March 31, 2022 and December 31, 2021, there was no outstanding balance on the Revolving Line.

Fixed Line #1 had a maximum advance of $1.0 million and does not allow for re-borrowings and is included in Notes Payable (see Note 12). On March 31, 2022 and 2021, the interest rate was 3.21% and 2.86%, respectively. Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2018, the Company was obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in August 2023. On March 31, 2022 and December 31, 2021, the outstanding balance on Fixed Line #1 was $0.3 million and $0.3 million, respectively.

Fixed Line #2 had a maximum advance of $1.0 million and does not allow for re-borrowings and is included in Notes Payable (see Note 12). Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2020, the Company is obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in September 2025. On March 31, 2022 and December 31, 2021, the outstanding balance on Fixed Line #2 was $0.7 million and $0.7 million, respectively.

Facility #4 is a term loan with a principal loan amount of $1.0 million and is included in Notes Payable (see Note 12). The loan is to be repaid over thirty-six equal monthly installments beginning April 13, 2020, through maturity on March 13, 2023. The interest rate on this loan is 3.49%. On March 31, 2022 and December 31, 2021, the outstanding balance on Facility #4 was $0.3 million and $0.4 million, respectively.

The Company secures its obligations under the Credit Agreement with substantially all assets of the Company. Obligations of the Company to certain other shareholders of the Company are subordinated to the Company’s obligations under the Credit Agreement and Fixed Line loans. The Company must maintain, on a combined basis certain financial covenants defined in the Credit Agreement.

Interest expense on the Revolving and Fixed Lines totaled $10,000 and $0.1 million during the three months ended March 31, 2022 and 2021, respectively.

12. Notes Payable

Notes payable consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Related parties:
Shareholders - Interest accrues annually at rates ranging from 0.00% - 6.25%. The notes payable mature on various dates through October 2025.	$10,106	$10,771
Owners of Acquired Entity - Interest accrues annually at 3.25%. The note payable matures October 2024.	414	$450
Unrelated third parties:
Note payable for purchase of software	30	34
Note payable for purchase of intangible asset	100	100
Fixed line notes payable - see note 11	1,321	1,502
Total	11,971	12,857
Less: current portion	(4,572)	(4,450)
Noncurrent portion	$7,399	$8,407

The Company’s President, Chairman and Chief Executive Officer guarantees certain of the notes payable, and certain of the notes payable are subordinate to the terms of the Credit Agreement disclosed in Note 11.

Interest expense attributable to the notes payable totaled $0.1 million and $44,000 for the three months ended March 31, 2022 and 2021, respectively.

Future principal payments on notes payable for remainder of 2022 and succeeding years are as follows (in thousands):

2022	$3,682
2023	4,276
2024	3,652
2025	361
Total	$11,971

13. Related Party Transactions

The Company leases commercial office space from BCG Chantilly, LLC (BCC), an entity in which Mr. Bowman, Mr. Bruen and Mr. Hickey collectively own a 63.6% interest. As of March 31, 2022 and December 31, 2021 there were no amounts due to or receivables due from BCC. Rent expense for the three months ended March 31, 2022 and 2021, was $21,000 for both periods.

Bowman Lansdowne Development, LLC (BLD) is an entity in which Mr. Bowman, Mr. Bruen, Mr. Hickey have an ownership interest. On March 31, 2022 and December 31, 2021, the Company’s notes receivable included $0.5 million and $0.5 million, respectively, from BLD.

Lansdowne Development Group, LLC (LDG) is an entity in which BLD has a minority ownership interest. On March 31, 2022 and December 31, 2021, our accounts receivable included $0.1 million and $0.1 million, respectively, due from LDG. On March 31, 2022 and December 31, 2021, notes receivable included $0.4 million and $0.4 million, respectively from LDG.

Bowman Realty Investments 2010, LLC (BR10) is an entity in which Mr. Bowman, Mr. Bruen, Mr. Hickey have an ownership interest. On March 31, 2022 and December 31, 2021, the Company’s notes receivable included $0.2 million and $0.2 million, respectively, from BR10.

Alwington Farm Developers, LLC (AFD) is an entity in which BR10 has a minority ownership interest. On March 31, 2022 and December 31, 2021, notes receivable included $1.2 million and $1.2 million, respectively, from AFD.

MREC Shenandoah VA, LLC (“MREC Shenandoah”) is an entity in which Lake Frederick Holdings, LLC (“Lake Frederick Holdings”) owns a 92% interest and Shenandoah Station Partners LLC, an entity owned in part by Bowman Lansdowne and in part by Bowman Realty 2013, owns an 8% interest. Mr. Bowman owns a 100% interest in, and is the manager of, Lake Frederick Holdings. Mr. Bowman, Mr. Bruen and Mr. Hickey are each members of Bowman Realty 2013. Since 2020, the Company has provided engineering services to MREC Shenandoah in exchange for cash payments. During the three months ended March 31, 2022, the Company received payments for engineering services provided to MREC Shenandoah in the amount of $0.1 million. The Company did not receive any payments for engineering services provided to MREC Shenandoah during the three months ended March 31, 2021.

During the three months ended March 31, 2022 and 2021, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $17,000 and $24,000, respectively. These entities were billed $20,000 and $29,000, respectively.

Gregory Bowman, the son of Mr. Bowman, is a full-time employee of the Company. Gregory Bowman was paid $34,000 and $30,000 for the three months ended March 31, 2022 and 2021, respectively.

On March 31, 2022 and December 31, 2021, the Company was due $0.1 million and $0.1 million, respectively, from shareholders under the terms of stock subscription notes receivable. These shareholders were executive officers as of the beginning of 2021 but are no longer.

On March 31, 2022 and December 31, 2021, the Company owed $0.2 million and $0.2 million, respectively, to a retired shareholder and former director in connection with a 2015 acquisition.

14. Employee Stock Purchase and Stock Incentive Plans

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

The following table summarizes the stock issuance activity under the Employee Stock Purchase Plan for the three months ended March 31, 2022 (in thousands, except share data):

March 31, 2022
Total purchase price paid by employees for shares sold	$282

Number of shares sold	20,205

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

For the three months ended March 31, 2022, no new option shares were granted.

A summary of the status of stock options exercised, including the substantive options discussed in Note 3, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	14,927	$5.99
Granted	-	-
Exercised	(1,121)	5.99
Expired or cancelled	-	-
Outstanding at March 31, 2022	13,806	$5.99

The following summarizes information about options outstanding and exercisable at January 1, 2022 and March 31, 2022:

	Options Outstanding and Exercisable
	Exercise Price	Total Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Total Exercisable
January 1, 2022	$6.57	14,927	5.0	$5.99	14,927
March 31, 2022	$6.28	13,806	5.0	$5.99	13,806

The intrinsic value of these options on March 31, 2022 and December 31, 2021 was $10.16 and $14.68, respectively.

The Company received cash payments of $6,739 from the exercise of options under the Stock Option Plan in the three months ended March 31, 2022.

The Company did not record any compensation costs related to stock options during the three months ended March 31, 2022.

As of March 31, 2022, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.

Stock Bonus Plan

Effective May 11, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The Plan is administered by the Board of Directors through which they can issue restricted stock awards. As of March 31, 2022, 3,450,729 shares of common stock are authorized and reserved for issuance under the Plan. This reserve automatically increases on each January 1, for the duration of the Plan, in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year. The Plan supersedes and replaces any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.

During the three months ended March 31, 2022, the Board granted 30,957 shares of restricted stock under the Plan. The shares have a vesting period of up to five years during which there are certain restrictions as described in the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the shares on such date, or if there are no sales on such date, on the next preceding day on which there were sales.

Effective April 2003, the Company adopted the Bowman Consulting Group Ltd. Stock Bonus Plan (“the Stock Bonus Plan”), which allowed for the awarding of restricted stock to employees. The Stock Bonus Plan was superseded by the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan except that the Stock Bonus Plan shall remain in effect with respect to awards granted under it until such awards have been forfeited or fully vested.

During the three months ended March 31, 2022 no new restricted stock awards were granted under the Stock Bonus Plan.

The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2022	2,218,283	13.74
Granted	30,957	18.14
Vested	(158,730)	12.89
Cancelled	-	-
Outstanding at March 31, 2022	2,090,510	13.88

On November 10, 2021 the compensation committee of the Company’s Board of Directors adopted the 2021 Executive Officers Long Term Incentive Plan (“Officers LTIP”). The Officers LTIP is established under the Plan and is subject to the terms and conditions thereof. The purpose of this plan is to attract, retain and motivate key officers and employees through the grant of equity-based awards that reward Company performance over a period greater than one year and align their interests with long-term stockholder value.

During the three months ended March 31, 2022, the compensation committee approved the grants of 217,798 performance-based stock units to certain executive officers of the Company under the Officers LTIP. The performance based restricted stock units are subject to a market condition, with a vesting period of 2.91 years. The number of units earned is based on total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the components of a custom peer group during the performance period from February 10, 2022 to December 31, 2024. The performance stock units are valued using a Monte Carlo simulation with model inputs of opening average share value, valuation date stock price, expected volatilities, correlation coefficient, risk-free interest rate, and expected dividend yield for the Company and the custom peer group.

The following table summarizes the activity of performance stock units subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2022	260,842	13.81
Granted	217,798	13.04
Vested	-	-
Cancelled	-	-
Outstanding at March 31, 2022	478,640	13.46

The Company recognized forfeitures as they occur.

The following table represents the change in the liability to common shares subject to repurchase and the associated non-cash compensation expense for the three months ended March 31, 2022 and the year ended December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Beginning Balance	$7	$842
Non-cash compensation from ratable vesting	-	41
Non-cash compensation from change in fair value of liability	-	2
Other stock activity, net	$(7)	516
Reclassification upon modification	-	(1,394)
Ending balance	-	$7

As of March 31, 2022, the Company had 2,569,150 shares of unvested stock awards that vest between April 1, 2022 and May 11, 2026.

The future expense of the unvested awards for the remainder of 2022 and succeeding years is as follows (in thousands):

2022	$8,717
2023	10,481
2024	5,997
2025	1,360
Thereafter	281
Total	$26,836

15. Capital Leases

The Company leases equipment and vehicles under capital lease agreements. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $0.4 million per month. We use the incremental borrowing rate on our revolving line of credit to calculate the present value on new leases.

Future minimum commitments under non-cancelable capital leases for the remainder of 2022 and succeeding years are as follows (in thousands):

2022	$4,844
2023	5,248
2024	3,059
2025	1,989
2026	140
Total minimum lease payments	$15,280
Less: amount representing interest	(1,820)
Present value of total net minimum lease payments	$13,460
Less: current portion of net minimum lease payments	(5,491)
Long-term portion of net minimum lease payments	$7,969

The above table is exclusive of the $2.7 million bargain purchase price associated with the $16.2 million total liability to capital leases as presented on the consolidated balance sheet.

16. Commitments and Contingencies

Operating leases

The Company leases office space, equipment and vehicles. Nearly all equipment and vehicles are leased under capital lease agreements and all office space under operating lease agreements. Rent, vehicle and equipment lease expense for the three months ended March 31, 2022 and 2021, was $1.8 million and $1.4 million, respectively.

Future minimum lease payments for the remainder of 2022 and for the succeeding years is as follows (in thousands):

2022	$5,187
2023	5,547
2024	4,866
2025	4,023
2026	3,221
Thereafter	7,342
Total	$30,186

17. Subsequent Events

On May 4, 2022, the Company completed the acquisition of McMahon Associates, Inc. pursuant to the Stock Purchase Agreement, dated May 4, 2022 (the “Agreement”), among the Company, McMahon, McMahon Associates Holdings, Inc. (“McMahon Holdings”) and certain shareholders of McMahon Holdings. The aggregate consideration was approximately $18.4 million which consisted of (i) $7.5 million in cash, (ii) non-negotiable promissory notes in the aggregate amount of $3.4 million, subject to adjustment, and (iii) the issuance of 476,796 shares of restricted common stock which was priced under the Agreement at $15.73 per share. The restricted shares are subject to a six-month lock-up agreement. The transaction was structured as a stock purchase with a joint election to treat the acquisition as an asset sale pursuant to the Internal Revenue Code. As such, determination of the final acquisition cost is subject to adjustment based on customary post-closing purchase price accounting. The acquisition of McMahon Associates, Inc. allows Bowman to further enhance its transportation planning and engineering services to private and public sector clients thereby allowing the Company to broaden its offering and better serve its public and private sector customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to several factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes, and other uncertainties, as well as those factors discussed in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report on Form 10-K”) filed with the US Securities and Exchange Commission and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Cautionary Statement about Forward-Looking Statements,” all of which are difficult to predict. Considering these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements, except to the extent required by applicable laws or rules. Unless the context otherwise requires, references to “Bowman,” the “company,” the “Company,” “we,” “us,” and “our” refer to Bowman Consulting Group Ltd., its wholly owned subsidiaries and combined entities under common control, or either or all of them as the context may require.

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

Gross contract revenue for the three months ended March 31, 2022 and 2021 was $52.5 million and $31.8 million, respectively representing year over year growth of 65.1%. Gross contract revenue derived from our workforce represented 90.9% and 90.8% of gross contract revenue for the three months ended March 31, 2022 and 2021, respectively (see Net service billing – non-GAAP below). Our adjusted EBITDA was $7.4 million on net income of $1.5 million and $4.1 million on net income of $1.0 million for the three months ended March 31, 2022 and 2021, respectively.

Subsequent Events

On May 4, 2022, the Company completed the acquisition of McMahon Associates, Inc. pursuant to the Stock Purchase Agreement, dated May 4, 2022 (the “Agreement”), among the Company, McMahon, McMahon Associates Holdings, Inc. (“McMahon Holdings”) and certain shareholders of McMahon Holdings. The aggregate consideration was approximately $18.4 million which consisted of (i) $7.5 million in cash, (ii) non-negotiable promissory notes in the aggregate amount of $3.4 million, subject to adjustment, and (iii) the issuance of 476,796 shares of restricted common stock which was priced under the Agreement at $15.73 per share. The restricted shares are subject to a six-month lock-up agreement. The transaction was structured as a stock purchase with a joint election to treat the acquisition as an asset sale pursuant to the Internal Revenue Code. As such, determination of the final acquisition cost is subject to adjustment based on customary post-closing purchase price accounting. The acquisition of McMahon Associates, Inc. allows Bowman to further enhance its transportation planning and engineering services to private and public sector clients thereby allowing the Company to broaden its offering and better serve its public and private sector customers.

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

COVID-19 Update

It is not possible at this time to estimate the full impact that COVID-19 and its variants will ultimately have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. We are evaluating, and will continue to evaluate, the impact of COVID-19 on projects, but the full effects COVID-19 will have on our operations are still unknown. As of the date of this Quarterly Report on Form 10-Q, we have not experienced any material financial distress resulting from the COVID-19 pandemic. We did not qualify for the PPP Loan program under the CARES Act. Included in accounts payable and accrued liabilities and other non-current obligations in the consolidated balance sheet as of March 31, 2022, is $1.2 million of deferred employer payroll taxes as afforded us under the CARES Act. The duration and extent of the impact from the COVID-19 pandemic depends on future developments and possible shelter-in-place orders that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, and the impact of these and other factors on our employees and clients.

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

Our contracts with customers generally contain multiple assignments based on two types of pricing characteristics:

Hourly, also referred to as time and materials, are common for professional and technical consulting assignments both short-term and multi-year in duration. Under these types of assignments, there is no predetermined maximum fee and as such, we generally experience no risk associated with our ability to bill for all hours expended. We negotiate billing rates and charge our customers based upon the actual hours expended toward a deliverable. These assignments may have not-to-exceed parameters requiring us to receive additional authorizations from our customer to continue working, but we likewise do not have to continue working without assurances of payment for such additional work. Hourly assignments represented approximately $2.9 million and $9.5 million or 5% and 30% of our gross contract revenue for the three months ended March 31, 2022 and 2021, respectively.

Lump sum, also referred to as fixed fee, typically require the performance of some, or all, of the obligations under the assignment for a specified amount, subject to price adjustments only if the scope of the project changes or unforeseen requirements arise. Our fixed fee assignments generally include a specific scope of work and defined deliverables. Most of our assignments are lump sum in nature representing approximately $49.6 million and $22.3 million or 95% and 70% of our gross contract revenue for the three months ended March 31, 2022 and 2021, respectively. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that is performed at risk with no documented customer commitment.

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

Results of Operations

Combined results of operations

The following represents our condensed consolidated results of operations for periods indicated (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Gross contract revenue	$52,461	$31,802
Contract costs (exclusive of depreciation and amortization)	25,419	16,156
Operating expense	25,204	14,151
Income from operations	1,838	1,495
Other (income) expense	498	205
Income tax expense (benefit)	(117)	309
Net income	$1,457	$981
Net margin	2.8%	3.1%
Other financial information [1]
Net service billing	$47,701	$28,868
Adjusted EBITDA	7,404	4,086
Adjusted EBITA margin, net	15.5%	14.2%

[1]	Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below in results of operations.

Three months ended March 31, 2022 as compared to the three months ended March 31, 2021

Gross Contract Revenue

Gross contract revenue for the three months ended March 31, 2022, increased $20.7 million or 65.1% to $52.5 million as compared to $31.8 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, gross contract revenue attributable to work performed by our workforce increased $18.8 million, or 65.1% to $47.7 million or 90.9% of gross contract revenue as compared to $28.9 million or 90.9% for the three months ended March 31, 2021 (see Net service billing – non-GAAP). Of the $20.7 million increase in gross contract revenue during the three months ended March 31, 2022, acquisitions represented $7.7 million or 37.2% of the increase.

Changes in gross contract revenue (“GCR”) disaggregated between our core and emerging end markets were as follows (in thousands other than percentages):

	For the Three Months Ended March 31,
Consolidated Gross Contract Revenue	2022	%GCR	2021	%GCR	Change	% Change
Building Infrastructure [1]	$38,762	73.9%	$21,037	66.1%	$17,725	84.3%
Transportation	3,970	7.6%	4,122	13.0%	(152)	(3.7%)
Power & Utilities	7,637	14.5%	5,045	15.9%	2,592	51.4%
Other emerging markets [2]	2,092	4.0%	1,598	5.0%	494	30.9%
Total:	$52,461	100.0%	$31,802	100.0%	$20,659	65.0%

Organic	$42,910	81.6%	$29,879	94.0%	$13,031	43.6%
Acquired	9,551	18.4%	1,923	6.0%	7,628	21.3%
Total:	$52,461	100.0%	$31,802	100.0%	$20,659	65.0%

[1] formerly referred to as Communities, homes & buildings
[2] represents renewable energy, mining, water resources and other

For the three months ended March 31, 2022, gross revenue from our building infrastructure market (formerly referred to as communities, homes, and buildings) increased $17.7 million or 84.3% as compared to the three months ended March 31, 2021. The increase is attributable to a $6.5 million increase from commercial projects including office, industrial, commercial and retail, an $8.2 million increase from residential projects including single family, multi-family, senior living, build-for-rent and mixed-use projects and a $3.0 million increase in municipal and other projects. As the U.S. economy recovers from the COVID-19 pandemic, we are experiencing continued expansion of demand for our building infrastructure services. We continue to maintain a positive outlook on this market and expect it to represent most of our gross revenue for the remainder of 2022.

For the three months ended March 31, 2022, revenue from transportation decreased $0.2 million or (3.7%) as compared to the three months ended March 31, 2021. The reduction was not attributable to any specific project or client, but rather a mixture of increases and decreases in various projects nationally. Recent contract awards in transportation such as Cook County DOT along with clients and projects such as TX DOT added through acquisition are beginning to generate meaningful new transportation revenue. We expect that our recent acquisition of McMahon Associates, Inc. will significantly increase our transportation revenue and will improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.

For the three months ended March 31, 2022, revenue from power and utilities increased $2.6 million or 51.4% as compared to the three months ended March 31, 2021. The increase in gross contract revenue from the power and utilities market is principally attributable to increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida. Additional increases were derived from gas pipeline and electric transmission projects. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. As evidenced by recent increases in program commitments within the gas pipeline market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.

Our other emerging markets consist of renewable energy and energy efficiency, mining, water resources, and other natural resources services. For the three months ended March 31, 2022, revenue from emerging markets increased $0.5 million or 30.9% as compared to the three months ended March 31, 2021. Increased emerging market revenue included a $0.9 million increase in renewable energy services and a $0.6 million increase from our mining services where we have specialized in copper mining, offset by reductions in water resources and other emerging markets. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in renewable energy and energy transition.

For the three months ended March 31, 2022 and 2021, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 10.1% and 14.1% of our gross contract revenue, respectively. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.

Contract costs (exclusive of depreciation and amortization)

Total contract costs, exclusive of depreciation and amortization, increased $9.2 million or 56.8% to $25.4 million for the three months ended March 31, 2022, as compared to $16.2 million for the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, total contract costs represented 48.4% and 50.9% of total contract revenue, respectively. For the three months ended March 31, 2022 and 2021 total contract costs represented 53.3% and 56.0% of revenue attributable to our workforce, respectively (see Net Service Revenue).

Direct payroll costs increased $7.5 million or 56.8% to $20.7 million for the three months ended March 31, 2022, as compared to $13.2 million for the three months ended March 31, 2021. Direct payroll accounted for 81.3% of total contract costs for the three months ended March 31, 2022, a decrease of 0.5 percentage points as compared to 81.8% for the three months ended March 31, 2021.

Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $5.4 million or 54.5% to $15.3 million for the three months ended March 31, 2022 as compared $9.9 million for the three months ended March 31, 2021. The increase in direct labor is due to an increase in staffing to accommodate growth. For the three months ended March 31, 2022 and 2021, direct labor costs represented 29.2% and 31.1% of gross contract revenue, respectively and represented 32.1% and 34.3% of the revenue attributable to our workforce, respectively.

Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $1.9 million or 57.6% to $5.2 million as compared to $3.3 million. This increase includes a $0.5 million increase in employee payroll taxes and a $0.7 million increase in health benefits primarily due to the increase in overall labor. This increase includes $0.3 million in increased non-cash compensation expense as several new stock awards and event related bonuses were granted to employees in connection with our initial public offering.

Sub-consultants and other direct expenses increased $1.9 million or 65.5% to $4.8 million for the three months ended March 31, 2022 as compared to $2.9 million for the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, sub-consultant and other expenses represented 9.1% and 9.2% of gross contract revenue, respectively. This decrease is not indicative of an anticipated long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.

Operating Expense

Total operating expense increased $11.0 million or 77.5% to $25.2 million for the three months ended March 31, 2022 as compared to $14.2 million for the three months ended March 31, 2021.

Selling, general and administrative expenses increased $10.1 million or 79.5% to $22.8 million for the three months ended March 31, 2022, as compared to $12.7 million for the three months ended March 31, 2021. Indirect labor increased $2.8 million or 45.2% to $9.0 million as compared to $6.2 million primarily due to an increase in staffing to accommodate growth. General overhead increased $4.3 million or 102.4% to $8.5 million as compared to $4.2 million due to increased costs associated with operating as a public company and the overall growth of the company. Non-cash stock compensation increased $1.8 million or 300.0% to $2.4 million as compared to $0.6 million as several new stock awards and event related bonuses were granted to employees in connection with our initial public offering.

Depreciation and amortization increased $1.0 million or 71.4% to $2.4 million for the three months ended March 31, 2022 as compared to $1.4 million for the three months ended March 31, 2021. This increase is primarily due to an increase in leased assets and intangible assets. We continue to increase the use of our capital lease facility as we continue to grow. Intangible assets have increased due to multiple acquisitions throughout 2021 and into the first quarter of 2022. Gains on the sale of certain IT equipment and automobiles remained unchanged for the three months ended March 31, 2022 at less than $0.1 million of gain on the disposal of such assets.

Other (Income) Expense

Other (income) expense increased by $0.3 million to $0.5 million of expense for the three months ended March 31, 2022 as compared to $0.2 million for the three months ended March 31, 2021. This increase is primarily attributable to an increase in interest expense of $0.1 million and an increase of acquisition related expenses of $0.2 million.

Income Tax (Benefit) Expense

Income tax expense for the three months ended March 31, 2022 decreased $0.4 million or 133.3% to $0.1 million benefit, as compared to $0.3 million expense for the three months ended March 31, 2021. Our effective tax rate for the three months ended March 31, 2022 was (8.8%) as compared to 28.0% for the three months ended March 31, 2021.

Income Before Tax and Net Income

There was no change in income before tax expense, which was $1.3 million for the three months ended March 31, 2022 and 2021. Net income increased by $0.5 million or 50.0% to $1.5 million for the three months ended March 31, 2022, as compared to $1.0 million for the three months ended March 31, 2021.

Other financial information and Non-GAAP key performance indicators

Net service billing (non-GAAP)

Net service billing increased $18.8 million or 65.1% to $47.7 million for the three months ended March 31, 2022, as compared to $28.9 million for the three months ended March 31, 2021. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Gross revenue	$52,461	$31,802
Less: sub-consultants and other direct expenses	4,760	2,934
Net services billing	$47,701	$28,868

Net service billing as a percentage of gross contract revenue did not change for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

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

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA increased $3.3 million or 80.5% to $7.4 million for the three months ended March 31, 2022 as compared to $4.1 million for the three months ended March 31, 2021. Adjusted EBITDA reconciles to net income in as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net Income	$1,457	$981	$476	48.6%
+ interest expense	334	219	115	52.7%
+ depreciation & amortization	2,389	1,428	961	67.3%
+ tax expense	(117)	309	(426)	(137.9%)
EBITDA	$4,063	$2,937	$1,126	38.4%
+ non-cash stock compensation	3,236	1,149	2,087	181.6%
+ acquisition expenses	105	-	105	-100.0%
Adjusted EBITDA	$7,404	$4,086	$3,318	81.2%
Adjusted EBITDA margin, net	15.5%	14.2%

For the three months ended March 31, 2022 and 2021, adjusted EBITDA includes add backs of $3.2 million and $1.1 million, respectively, relating to non-cash stock compensation expenses resulting from the vesting of restricted stock awards. For the three months ended March 31, 2022, adjusted EBITDA includes $0.1 million relating to non-recurring acquisition expense.

Adjusted EBITDA Margin, net (non-GAAP)

Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the three months ended March 31, 2022 and 2021, adjusted EBITDA Margin, net was 15.5% and 14.2% respectively.

Backlog (other key performance metrics)

Our backlog increased $6.0 million or 3.6% to $173.0 million during the three months ended March 31, 2022, as compared to $167.0 million at December 31, 2021. At March 31, 2022 and December 31, 2021 our backlog was comprised as follows:

	March 31, 2022	December 31, 2021
Building Infrastructure [1]	65%	62%
Transportation	18%	19%
Power & Utilities	15%	16%
Other Emerging Markets	2%	3%

[1] Formerly referred to as Communities, homes & buildings

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our asset-based credit facility, lease financing and proceeds from stock sales. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition related payments. On March 31, 2022, we maintained a $17.0 million revolving credit facility with Bank of America, our primary lender. Under the terms of our credit facility, available cash in our primary operating account sweeps against the outstanding balance every evening. Our cash on hand therefore generally consists of petty cash and other non-operating funds not included in the nightly sweep. Our cash on hand increased by $14.3 million at March 31, 2022 as compared to December 31, 2021. We regularly monitor our capital requirements and believe our sources of liquidity, including cash flow from operations, existing cash and borrowing availability under our credit and lease facilities will be sufficient to fund our projected cash requirements and strategic initiatives for the next year.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended March 31,
Consolidated Statement of Cash Flows (amounts in thousands)	2022	2021
Net cash provided by operating activities	$2,414	$45
Net cash used in investing activities	(370)	(1,308)
Net cash provided by financing activities	12,275	1,196
Change in cash, cash equivalents and restricted cash	14,319	(67)
Cash and cash equivalents, end of period	34,938	319

Operating Activities

During the three months ended March 31, 2022, net cash provided by operating activities was $2.4 million, which primarily consisted of our $1.5 million net profit, adjusted for stock-based compensation expense of $3.2 million, and depreciation and amortization expense of $2.4 million, offset by a net cash outflow of $4.7 million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $6.9 million increase in accounts receivable resulting from increased billing to our clients and acquired accounts receivable, a $0.6 million increase in prepaid expenses and other assets, and a $0.1 million net increase in contract assets and liabilities, partially offset by a $3.0 million increase in accounts payable and accrued expenses.

During the three months ended March 31, 2021, net cash provided by operating activities was $45,000, which primarily consisted of our $1.0 million net profit, adjusted for stock-based compensation expense of $1.1 million, depreciation and amortization of $1.4 million, offset by a net cash outflow of $3.6 million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $3.6 million increase in accounts receivable resulting from increased billing to our clients, and a $0.5 million increase in contract assets and liabilities, partially offset by $0.7 million increase in accounts payable and accrued expense.

Investing Activities

Net cash used in investing activities decreased by $0.9 million to $0.4 million for the three months ended March 31, 2022 as compared to $1.3 million for the three months ended March 31, 2021. The decrease in net cash used for investing is primarily attributable to a decrease in purchase of property and equipment of $0.2 million, and a decrease in advances to shareholders of $0.4 million, offset by a net cash inflow $0.3 million of fixed assets converted to lease financing.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 was $12.3 million compared to $1.2 million for the three months ended March 31, 2021, an increase of $11.1 million. The increase in net cash provided by financing is primarily attributable to net proceeds of $15.5 million from our common stock offering, net of underwriting discounts commissions and other offering costs, offset by $1.4 million of payments on capital leases, $1.1 million of payments under our notes payable and revolving line of credit and $1.00 million for the repurchase of treasury shares.

Credit Facilities and Other Financing

As March 31, 2022, we maintained a $17.0 million revolving credit facility (the “Revolving Line”) and three non-revolving credit facilities (“Fixed Line 1”, “Fixed Line 2” and “Facility 4”) pursuant to a credit agreement (the “Credit Agreement”) with Bank of America, our primary lender. Under the terms of the credit facility, available cash in our primary operating account sweeps against the outstanding balance every evening. As of March 31, 2022, we did not have a balance on this Revolving Line as we used a portion of the net proceeds from our initial public offering to satisfy this obligation. On July 30, 2021, we entered into a Sixth Amendment to the Credit Agreement whereby the maturity date of the Revolving Line was extended to July 31, 2023. The Sixth Amendment eliminated the adjusted debt to EBITDA covenant along with certain administrative requirements and established the Secured Overnight Financing Rate (SOFR) as the replacement for LIBOR. Additional modifications to the Revolving Line included expanded allowances for acquisition and reduced interest rate spreads, among other things. Each of Fixed Line 1 and Fixed Line 2 has a maximum advance of $1.0 million and Facility 4 is a term loan with a principal amount of $1.0 million. For further information regarding our borrowings under our non-revolving credit facilities, see note 11, Bank Revolving Line of Credit and Fixed Credit Facilities. We must maintain, on a consolidated basis, certain financial covenants including fixed charge coverage ratio, debt to EBITDA and adjusted debt to EBITDA ratios. As of March 31, 2022, we were in compliance with all such covenants.

We have master lease facilities with Huntington Technology Finance and Enterprise Leasing. The Huntington Technology Finance lease facility finances our acquisition of IT infrastructure, geomatics and survey equipment, furniture and other long-lived assets. The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. We maintain a fleet of approximately 200 vehicles at any given time. Both leasing facilities allow for both operating and capital leasing. We treat operating lease payments as rental expenses included in selling, general and administrative expenses and allocate capital lease payments between amortization and interest. On September 30, 2020, we converted our Huntington and Enterprise operating leases to capital leases and recorded the associated equipment purchases and capital lease liability, current and non-current. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $0.4 million per month. We use the incremental borrowing rate on our Revolving Line, to calculate the present value on new leases.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies relating to the use of estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on From 10-K filed with the SEC dated March 23, 2022.

Cautionary Statement about Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q, contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/ or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “could” or the negative of such terms or similar expressions. The absence of these words does not mean that a statement is not forward-looking. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our recent and future acquisitions; our expectations regarding the impact of the acquisition of McMahon Associates, Inc. on our transportation revenue and revenue diversification; our beliefs regarding our building infrastructure services and the anticipated impact on our gross revenue for 2022; our intentions regarding our growth strategies and investment of resources, including the markets in which we intend to focus our growth initiatives; our expectations regarding trends and opportunities for future growth and expansion; our expectations regarding the use of our current liquidity and capital resources for acquisitions; and our belief that our sources of liquidity will be sufficient to fund our projected cash requirements and strategic initiatives for the next year. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in the Risk Factors section of our Annual Report on Form 10-K and throughout this Quarterly Report on Form 10-Q.

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

•	the U.S. government and other governmental and quasi-governmental budgetary and funding approval process;
•	the ongoing effects of the global COVID-19 pandemic;
•	our ability to execute our acquisitions strategy, including successful completion of acquisitions and the integration of new acquisitions, including McMahon Associates, Inc.;
•	the possibility that our contracts may be terminated by our clients;
•	our ability to win new contracts and renew existing contracts;

•	competitive pressures and trends in our industry and our ability to successfully compete with our competitors;
•	our dependence on a limited number of clients;
•	our ability to complete projects timely, in accordance with our customers’ expectations, or profitability;
•	our ability to successfully manage our growth strategy;
•	our ability to raise capital in the future;
•	the credit and collection risks associated with our clients;
•	our ability to comply with procurement laws and regulations;
•	changes in laws, regulations, or policies;
•	weather conditions and seasonal revenue fluctuations may adversely impact our financial results;
•	the enactment of legislation that could limit the ability of local, state and federal agencies to contract for our privatized services;
•	our ability to complete our backlog of uncompleted projects as currently projected;
•	the risk of employee misconduct or our failure to comply with laws and regulations;
•	our ability to control, and operational issues pertaining to, business activities that we conduct with business partners and other third parties;
•

our need to comply with a number of restrictive covenants and similar provisions in our credit facility that generally limit our ability to (among other things) incur additional indebtedness, create liens, make acquisitions, pay dividends and undergo certain changes in control, which could affect our ability to finance future operations, acquisitions or capital needs;

•	significant influence by our principal stockholder and the existence of certain anti-takeover measures in our governing documents; and
•	the factors identified in our Annual Report on Form 10-K, including those discussed under the heading “Risk Factors”, and in our other filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Securities and Exchange Act of 1934 (the “Exchange Act”), we are not required to provide the information required by this item.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2022, we issued the following securities that were not registered under the Securities Act:

On February 2, 2022, we issued 9,833 shares of our common stock at $17.01 per share for a total of $0.2 million, as partial consideration for our acquisition of Perry Engineering, LLC. For a description of the acquisition, see note 4, Acquisitions, appearing in Part I of this Quarterly Report on Form 10-Q.

These shares were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act. Accordingly, there were no underwriters, underwriting discounts or commissions.

Issuer Purchase of Equity Securities

The following table summarizes the purchases of shares of our common stock made by us during the three months ended March 31, 2022 (in thousands, except share data and average price per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/1/22 - 01/31/22	46,065	21.44	-	-
02/1/22 - 02/28/22	-	-	-	-
03/1/22 - 03/31/22	-	-	-	-

We repurchased 46,065 shares of common stock which were tendered by employees to satisfy required tax withholding obligations arising from the vesting of restricted shares of common stock.

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

We utilized our net proceeds to satisfy our obligation under our revolving line of credit, to pay expenses associated with the offering, for the funding of acquisitions and for general corporate purposes, including organic expansion.

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

BOWMAN CONSULTING GROUP LTD.

Date: May 12, 2022	By:	/s/ Gary Bowman
Gary Bowman
President, CEO and Chairman (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Bruce Labovitz
Bruce Labovitz
Chief Financial Officer (Principal Financial Officer)