Form 10-Q
period 2022-06-30
Bowman Consulting Group Ltd.
filed 2022-08-12
CIK 1847590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, the registrant had 13,301,914 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$25,783	$20,619
Accounts receivable, net	56,924	38,491
Contract assets	11,211	9,189
Notes receivable - officers, employees, affiliates, current portion	1,183	1,260
Prepaid and other current assets	10,020	4,850
Total current assets	105,121	74,409
Non-Current Assets
Property and equipment, net	21,752	20,202
Goodwill	39,613	28,471
Notes receivable	903	903
Notes receivable - officers, employees, affiliates, less current portion	1,195	1,218
Other intangible assets, net	15,035	12,286
Other assets	887	681
Total Assets	$184,506	$138,170
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities, current portion	28,050	17,921
Contract liabilities	7,612	4,623
Notes payable, current portion	6,067	4,450
Deferred rent, current portion	743	724
Capital lease obligation, current portion	5,752	5,136
Total current liabilities	48,224	32,854
Non-Current Liabilities
Other non-current obligations	200	-
Notes payable, less current portion	8,692	8,407
Deferred rent, less current portion	3,923	4,179
Capital lease obligation, less current portion	10,733	10,020
Deferred tax liability, net	4,290	4,290
Common shares subject to repurchase	-	7
Total liabilities	$76,062	$59,757

Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 30,000,000 shares authorized; 15,602,433 shares issued and 13,263,815 outstanding, and 13,690,868 shares issued and 11,489,579 outstanding, respectively	156	137
Additional paid-in-capital	152,039	120,842
Treasury stock, at cost; 2,338,618 and 2,201,289, respectively	(19,857)	(17,488)
Stock subscription notes receivable	(230)	(277)
Accumulated deficit	(23,664)	(24,801)
Total shareholders' equity	$108,444	$78,413

TOTAL LIABILITIES AND EQUITY	$184,506	$138,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Gross Contract Revenue	$62,399	$36,524	$114,860	$68,326
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	25,071	14,123	45,746	27,345
Sub-consultants and expenses	5,983	4,065	10,743	6,999
Total contract costs	31,054	18,188	56,489	34,344
Operating Expenses:
Selling, general and administrative	28,065	17,204	50,868	29,953
Depreciation and amortization	2,823	1,480	5,213	2,908
Gain on sale	27	27	32	53
Total operating expenses	30,861	18,657	56,049	32,808
Income (loss) from operations	484	(321)	2,322	1,174
Other expense	994	187	1,491	392
Income before tax expense	(510)	(508)	831	782
Income tax (benefit) expense	(190)	(69)	(306)	240
Net income (loss)	$(320)	$(439)	$1,137	$542
Earnings allocated to non-vested shares	—	—	191	93
Net income (loss) attributable to common shareholders	$(320)	$(439)	$946	$449
Earnings per share
Basic	$(0.03)	$(0.06)	$0.09	$0.07
Diluted	$(0.03)	$(0.06)	$0.09	$0.07
Weighted average shares outstanding:
Basic	10,761,172	6,973,055	10,346,089	6,029,054
Diluted	10,761,172	6,973,055	10,427,602	6,029,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For The Three Months Ended June 30, 2022 and 2021

(Amounts in thousands except per share data)

(Unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Stock Subscription Notes	Accumulated	Total Shareholders' Equity
	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit	(Deficit)
Balance at March 31, 2021	7,953,583	$2	$60,161	(2,178,958)	$(17,085)	$(576)	$(24,119)	$18,383
Issuance of new common shares upon initial public offering	3,805,925	38	47,066	-	-	-	-	47,104
Issuance of new common shares	37	-	9	-	-	-	-	9
Purchase of treasury stock	-	21	(21)	(2,470)	(32)	-	-	(32)
Issuance of new common shares under stock compensation plan	1,514,128	21	(21)	-	-	-	-	-
Stock based compensation			1,682					1,682
Collection on stock subscription notes receivable	-	-	-	-	-	34	-	34
Conversion of common shares subject to repurchase liability to permanent equity	-	51	1,342	-	-	-	-	1,393
Net Income (loss)	-	-	-	-	-	-	(439)	(439)
Balance at June 30, 2021	13,273,673	$133	$110,218	(2,181,428)	$(17,117)	$(542)	$(24,558)	$68,134

Balance at March 31, 2022	14,809,363	$148	$139,996	(2,247,354)	$(18,476)	$(253)	$(23,344)	$98,071
Issuance of new common shares in common stock offering	-	-	-	-	-	-	-	-
Issuance of new common shares	476,796	5	7,936	-	-	-	-	7,941
Purchase of treasury stock	-	-	-	(91,264)	(1,381)	-	-	(1,381)
Issuance of new common shares under stock compensation plan	290,416	3	(3)	-	-	-	-	-
Issuance of new common shares under employee stock purchase plan	25,858	-	311	-	-	-	-	311
Stock based compensation	-	-	3,799	-	-	-	-	3,799
Collections on stock subscription notes receivable	-	-	-	-	-	23	-	23
Net Income (loss)	-	-	-	-	-	-	(320)	(320)
Balance at June 30, 2022	15,602,433	$156	$152,039	(2,338,618)	$(19,857)	$(230)	$(23,664)	$108,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For The Six Months Ended June 30, 2022 and 2021

(Amounts in thousands except per share data)

(Unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Stock Subscription Notes	Accumulated	Total Shareholders' Equity
	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit	(Deficit)
Balance at January 1, 2021	7,840,244	$2	$58,866	(2,095,650)	$(16,022)	$(609)	$(25,100)	$17,137
Issuance of new common shares upon initial public offering	3,805,925	38	47,066	-	-	-	-	47,104
Issuance of new common shares	63,993	-	847	-	-	-	-	847
Purchase of treasury stock	-	21	(21)	(85,778)	(1,095)	-	-	(1,095)
Issuance of new common shares under stock compensation plan	1,563,511	21	(21)	-	-	-	-	-
Stock based compensation	-	-	2,727					2,727
Collection on stock subscription notes receivable	-	-	-	-	-	67	-	67
Conversion of common shares subject to repurchase liability to permanent equity	-	51	827	-	-	-	-	878
Capital reduction related to acquisition	-	-	(73)	-	-	-	-	(73)
Net Income	-	-	-	-	-	-	542	542
Balance at June 30, 2021	13,273,673	$133	$110,218	(2,181,428)	$(17,117)	$(542)	$(24,558)	$68,134

Balance at January 1, 2022	13,690,868	$137	$120,842	(2,201,289)	$(17,488)	$(277)	$(24,801)	$78,413
Issuance of new common shares in common stock offering	1,057,500	11	15,464	-	-	-	-	15,475
Issuance of new common shares	486,629	5	8,110	-	-	-	-	8,115
Purchase of treasury stock	-	-	-	(137,329)	(2,369)	-	-	(2,369)
Issuance of new common shares under stock compensation plan	321,373	3	(3)	-	-	-	-	-
Issuance of new common shares under employee stock purchase plan	46,063	-	593	-	-	-	-	593
Stock based compensation	-	-	7,025	-	-	-	-	7,025
Collections on stock subscription notes receivable	-	-	-	-	-	47	-	47
Conversion of redeemable common stock to permanent equity	-	-	8	-	-	-	-	8
Net Income	-	-	-	-	-	-	1,137	1,137
Balance at June 30, 2022	15,602,433	$156	$152,039	(2,338,618)	$(19,857)	$(230)	$(23,664)	$108,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$1,137	$542
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization - property, plant and equipment	3,971	2,771
Amortization of intangible assets	1,241	137
Gain on sale of assets	(32)	(53)
Bad debt	365	251
Stock based compensation	7,274	2,707
Deferred taxes	-	(1,340)
Deferred rent	(237)	9
Changes in operating assets and liabilities, net of acquisition of businesses
Accounts Receivable	(10,254)	(9,391)
Contract Assets	(510)	(242)
Prepaid expenses and other assets	(5,124)	(1,182)
Accounts payable and accrued expenses	5,877	5,764
Contract Liabilities	560	(445)
Net cash provided by (used in) operating activities	4,268	(472)
Cash Flows from Investing Activities:
Purchases of property and equipment	(368)	(757)
Fixed assets converted to lease financing	22	-
Proceeds from sale of assets	32	53
Amounts advanced under loans to shareholders	-	(374)
Payments received under loans to shareholders	118	81
Acquisitions of businesses, net of cash acquired	(7,950)	(640)
Collections under stock subscription notes receivable	47	67
Net cash used in investing activities	(8,099)	(1,570)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	-	47,104
Proceeds from common stock offering, net of underwriting discounts and commissions and other offering costs	15,475	-
Net borrowings under revolving line of credit	-	(3,481)
Repayments under fixed line of credit	(365)	(359)
Repayment under notes payable	(1,433)	(454)
Payments on capital leases	(2,921)	(2,052)
Payment of contingent consideration from acquisitions	-	(2)
Payments for purchase of treasury stock	(2,368)	(582)
Proceeds from issuance of common stock	607	27
Net cash provided by financing activities	8,995	40,201
Net increase (decrease) in cash and cash equivalents	5,164	38,159
Cash and cash equivalents, beginning of period	20,619	386
Cash and cash equivalents, end of period	$25,783	$38,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$713	$435
Cash paid for income taxes	$383	480
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	$(4,262)	$(3,048)
Stock redemption for exercise of stock option	-	$139
Issuance of notes payable for acquisitions	$(3,697)	-

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

The Company’s workforce typically provides the full scope of engineering and other contract services. However, with respect to certain specialty services or other compliance requirements within a particular contract, we may engage third-party sub-consultants. The Company’s headquarters is located in Reston, VA and the Company has over 60 offices throughout the United States.

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

The Company is subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the six months ended June 30, 2022, or the year ended December 31, 2021. The Company’s customers are located throughout the United States. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.

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

As of June 30, 2022 and December 31, 2021:

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

•

The liability related to shares subject to repurchase is recognized at fair value using Level 1 inputs as there is an active market for the Company’s publicly traded stock. For further discussion, see Note 15, Stock Bonus Plan. The liability related to shares subject to repurchase was $0 and $7,000 as of June 30, 2022 and December 31, 2021, respectively.

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

 The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company’s effective tax rate for the six months ended June 30, 2022 and 2021 was (37.9%) and 30.7%, respectively. The change was due primarily to a windfall tax adjustment which results from the vesting of restricted stock awards at a value higher than the grant date fair value, an increase in R&D credits and projected limitations on the deductibility of executive compensation. The windfall tax adjustment for restricted stock awards is $0.5 million for the six months ended June 30, 2022. There was no windfall tax adjustments from restricted stock awards for the six months ended June 30, 2021. The R&D credit was $2.0 million as of June 30, 2022 and $1.2 million as of June 30, 2021. The annual projected limitation on the deductibility of executive compensation is currently $3.7 million for 2022.

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

3. Earnings per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three and six months ended June 30, 2022 and 2021. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings of the Company. The dilutive effect of options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee Stock Purchase Plan is reflected in diluted earnings per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The Company uses the two-class method to determine earnings per share.

 For calculating basic earnings per share, for the three and six months ended June 30, 2022, the weighted average number of shares outstanding exclude 2,073,783 and 2,077,218 non-vested restricted shares and 13,448 and 14,013 unexercised substantive options. The computation of diluted earnings per share for the three and six months ended June 30, 2022 did not assume the effect of restricted shares or substantive options because the effects were antidilutive.

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

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net income	$(320)	$(439)	$1,137	$542
Earnings allocated to non-vested shares	0	0	191	93
Subtotal	$(320)	$(439)	$946	$449
Denominator
Weighted average common shares outstanding	10,761,172	6,973,055	10,346,089	6,029,054
Effect of dilutive nominal options	-	-	-	-
Effect of dilutive contingently earned shares	-	-	81,513	-
Dilutive average shares outstanding	10,761,172	6,973,055	10,427,602	6,029,054
Basic earnings per share	$(0.03)	$(0.06)	$0.09	$0.07
Dilutive earnings per share	$(0.03)	$(0.06)	$0.09	$0.07

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

McMahon Associates, Inc.

In the second quarter of 2022, the Company signed a purchase agreement to acquire McMahon Associates, Inc. (“McMahon”), with an effective date of May 4, 2022. McMahon is a company that specializes in transportation planning and engineering based in Fort Washington, PA. The Company paid total consideration of $18.3 million, which was comprised of 476,796 shares of common stock, at $16.64 per share, for a total of $7.9 million, plus $10.4 million in cash, two promissory notes and assumed liabilities. The shares are subject to a six-month lock-up. The first and second promissory notes bear a simple interest rate fixed at the Prime Rate.

The first promissory note will have equal quarterly payments beginning on August 4, 2022 and ending May 4, 2025. The second promissory note will be payable in one installment of principal and interest due on March 15, 2023. For tax purposes, the acquisition will be treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.

The acquisition of McMahon allows Bowman to further enhance its transportation and engineering competencies thereby allowing the Company to broaden its offerings and better serve its public and private sector customers.

The purchase price allocation consists primarily of Goodwill and is based upon preliminary information that is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of McMahon’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

The following summarizes the preliminary calculations of the fair values of McMahon’s assets acquired and liabilities assumed as of the acquisition date (in thousands):

Total Purchase Price	$18,331
Purchase Price Allocation:
Accounts Receivable, net	8,456
Prepaid and other current assets	156
Property and equipment, net	819
Intangible assets	3,342
Contract assets	1,017
Other assets	115
Accounts payable and other current liabilities	(3,818)
Other non-current obligations	(220)
Contract liabilities	(841)
Total identifiable assets	$9,026
Goodwill	9,305
Net assets acquired	$18,331

For the three months ended June 30, 2022, the Company recorded measurement period adjustments primarily impacting other assets and accounts payable and other current liabilities.  Individually the measurement period adjustments were not material and in total increased goodwill by $0.4 million.  The measurement period adjustments did not have any impact on the results of operations.

The consolidated financial statements of the Company include the results of operations since the date the business was acquired. The following table presents the results of operations of the acquired business from the date of acquisition for the six months ended June 30, 2022 (in thousands):

For the Six Months Ended June 30, 2022
Gross Contract Revenue	$5,463
Net Income (loss)	$168

The following table presents the unaudited, pro forma consolidated results of operations for the six months ended June 30, 2022 and June 30, 2021, respectively, assuming that the McMahon acquisition described above occurred at January 1, 2021. These unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Gross Contract Revenue	$127,069	$84,918
Net Income (loss)	$2,081	$947

The pro forma information provided is compiled from the pre-acquisition financial information and includes pro forma adjustments to reflect additional amortization that would have been expensed assuming the respective assets had been acquired as of January 1, 2021. These results include additional non-cash stock compensation expense assuming acquired employees who received stock grants received those grants on January 1, 2021 and reflect the income tax effect of pro forma adjustments based on the statutory rate of 28.9%.

Fabre Engineering, Inc.

In the second quarter of 2022, the Company signed a purchase agreement to acquire Fabre Engineering, Inc. (“Fabre”), with an effective date of June 2, 2022. Fabre is a civil engineering and land surveying firm based in Pensacola, FL. The Company paid total consideration of $0.5 million, which was comprised of $0.5 million in cash, promissory note and assumed liabilities, including a contract liability of $1.3 million. The promissory note has a 7.00% interest rate with equal quarterly payments beginning on September 2, 2022 and ending June 2, 2024.

The acquisition of Fabre allows Bowman to further enhance its civil engineering and land surveying competencies thereby allowing the Company to broaden its offerings and better serve its public and private sector customers.

The purchase price allocation consists primarily of Goodwill and is based upon preliminary information that is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of Fabre’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

5. Disaggregation of Revenue and Contract Balances

The Company disaggregates revenues by contract type, see Revenue Recognition in Note 2 for further details. For the three and six months ended June 30, 2022, the Company derived 93.7% and 94.1% of its revenue from contracts classified as lump sum, and 6.3% and 5.9% of its revenue from exclusively time and material contracts, respectively. The Company had approximately $165.8 million in remaining performance obligations as of June 30, 2022 of which it expects to recognize approximately 90.8% within the next twelve months and the remaining 9.2% thereafter.

Disaggregated revenues by contract type were as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
Fixed fee	$58,488	93.7%	$33,456	91.6%	$108,074	94.1%	$64,829	94.9%
Time-and-materials	3,911	6.3%	3,068	8.4%	6,786	5.9%	3,497	5.1%
Gross contract revenue	$62,399	100.0%	$36,524	100.0%	$114,860	100.0%	$68,326	100.0%

The Company recognized $1.1 and $2.5 million of revenue for the three and six months ended June 30, 2022, which was included in the contract liabilities balance as of December 31, 2021, and $0.9 and $1.2 million of revenue for the three and six months ended June 30, 2021 which was included in the contract liabilities balance as of December 31, 2020.

6. Contracts in Progress

The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Costs incurred on uncompleted contracts	$205,307	$168,110
Estimated contract earnings in excess of costs	289,132	229,949
Estimated contract earnings to date	494,439	398,059
Less: billed to date	(490,840)	(393,493)
Net contract assets	$3,599	$4,566

7. Notes Receivable

The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The following is a summary of these notes receivable (in thousands):

	June 30, 2022	December 31, 2021
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 0.0% - 5.5%. The notes receivable mature through November 2024.	$2,378	$2,478
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2023.	903	903
Total:	3,281	3,381
Less: current portion
Officers, employees and affiliates	(1,183)	(1,260)
Noncurrent portion	$2,098	$2,121

Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. During the six months ended June 30, 2022, interest accrued on the notes receivable at the stipulated rates between 0.0% and 5.50%.

8. Property and Equipment, Net

Property and equipment for fixed assets are as follows (in thousands):

	June 30, 2022	December 31, 2021
Computer equipment	$1,865	$1,279
Survey equipment	4,679	4,625
Vehicles	854	763
Furniture and fixtures	2,017	1,675
Leasehold improvements	7,117	6,886
Software	297	332
Fixed assets pending lease financing [1]	497	519
Total:	17,326	16,079
Less: accumulated depreciation	(11,236)	(10,669)
Property and Equipment, net of capital leased assets	$6,090	$5,410

1 assets acquired which will be re-financed under the Company's capital lease facilities

Depreciation expense for fixed assets for the three and six months ended June 30, 2022 was $0.3 million and $0.6 million, respectively. Depreciation expense for fixed assets for the three and six months ended June 30, 2021 was $0.2 million and $0.4 million, respectively.

Property and equipment for capital leased assets are as follows (in thousands):

	June 30, 2022	December 31, 2021
Equipment	$18,710	$15,391
Vehicles	6,170	5,542
Total:	24,880	20,933
Less: accumulated amortization on leased assets	(9,218)	(6,141)
Capital Leased Assets, net	$15,662	$14,792

Amortization expense for capital leased assets for the three and six months ended June 30, 2022 was $1.8 million and $3.4 million, respectively. Amortization expense for capital leased assets for the three and six months ended June 30, 2021was $1.2 million and $2.4 million, respectively.

9. Goodwill

The following is a summary of goodwill resulting from business acquisitions held by the Company at June 30, 2022 (in thousands):

Goodwill
Balance as of December 31, 2021	$28,471
2022 Activity	11,142
Balance as of June 30, 2022	$39,613

10. Intangible Assets

Total intangible assets consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$12,876	$(1,180)	$11,696	$10,018	$(665)	$9,353
Contract rights	3,438	(938)	2,500	2,333	(224)	2,109
Leasehold	187	(29)	158	160	(17)	143
Non-compete agreement	137	(137)	-	137	(137)	-
Domain name	281	-	281	281	-	281
Licensing rights	400	-	400	400	-	400
Total	$17,319	$(2,284)	$15,035	$13,329	$(1,043)	$12,286

The domain name and licensing rights acquired during the year ended December 31, 2021 for a total of $0.7 million have indefinite useful lives.

The following table summarizes the weighted average useful lives of intangible assets by asset class used for straight-line expense purposes:

	June 30, 2022	December 31, 2021
Customer relationships	13.03	10.32
Contract rights	2.48	2.87
Leasehold	8.05	9.17
Non-compete agreement	3.00	3.00

Amortization expense for the three and six months ended June 30, 2022 was $0.8 million and $1.2 million, respectively. Amortization expense for capital leased assets for the three and six months ended June 30, 2021 was $0.1 million and $0.1 million, respectively.

Future amortization for the remainder of 2022 and for the succeeding years is as follows (in thousands):

2022	1,407
2023	2,132
2024	1,765
2025	1,030
2026	1,003
Thereafter	7,017
Total	$14,354

11. Bank Revolving Line of Credit and Fixed Credit Facilities

The Company has one revolving (the “Revolving Line”) and three non-revolving credit facilities (“Fixed Line 1”, Fixed Line 2” and “Fixed Line 4”) with Bank of America. On June 30, 2022 and June 30, 2021, the interest rate on the Revolving Line was 2.11% and 3.60%, respectively. All outstanding principal on the Revolving Line is due on July 31, 2023. On June 30, 2022 and December 31, 2021, there was no outstanding balance on the Revolving Line.

Fixed Line #1 had a maximum advance of $1.0 million and does not allow for re-borrowings and is included in Notes Payable (see Note 12). On June 30, 2022 and 2021, the interest rate was 3.51% and 2.85%, respectively. Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2018, the Company was obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in August 2023. On June 30, 2022 and December 31, 2021, the outstanding balance on Fixed Line #1 was $0.2 million and $0.3 million, respectively.

Fixed Line #2 had a maximum advance of $1.0 million and does not allow for re-borrowings and is included in Notes Payable (see Note 12). Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2020, the Company is obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in September 2025. On June 30, 2022 and December 31, 2021, the outstanding balance on Fixed Line #2 was $0.6 million and $0.7 million, respectively.

Facility #4 is a term loan with a principal loan amount of $1.0 million and is included in Notes Payable (see Note 12). The loan is to be repaid over thirty-six equal monthly installments beginning April 13, 2020, through maturity on March 13, 2023. The interest rate on this loan is 3.49%. On June 30, 2022 and December 31, 2021, the outstanding balance on Facility #4 was $0.3 million and $0.4 million, respectively.

The Company secures its obligations under the Credit Agreement with substantially all assets of the Company. Obligations of the Company to certain other shareholders of the Company are subordinated to the Company’s obligations under the Credit Agreement and Fixed Line loans. The Company must maintain, on a combined basis certain financial covenants defined in the Credit Agreement.

Interest expense on the Revolving and Fixed Lines totaled $11,000 and $21,000 during the three and six months ended June 30, 2022, respectively. Interest expense on the Revolving and Fixed Lines totaled $42,000 and $0.1 million during the three and six months ended June 30, 2021, respectively.

12. Notes Payable

Notes payable consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Related parties:
Shareholders - Interest accrues annually at rates ranging from 0.00% - 6.25%. The notes payable mature on various dates through October 2025.	$13,042	$10,771
Owners of Acquired Entity - Interest accrues annually at rates ranging from 3.25% - 7.00% annually. The notes payable mature on various dates through October 2024.	478	$450
Unrelated third parties:
Note payable for purchase of software	-	34
Note payable for purchase of intangible asset	100	100
Fixed line notes payable - see note 11	1,139	1,502
Total	14,759	12,857
Less: current portion	(6,067)	(4,450)
Noncurrent portion	$8,692	$8,407

The Company’s President, Chairman and Chief Executive Officer guarantees certain of the notes payable, and certain of the notes payable are subordinate to the terms of the Credit Agreement disclosed in Note 11.

Interest expense attributable to the notes payable totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively. Interest expense attributable to the notes payable totaled $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively.

Future principal payments on notes payable for remainder of 2022 and succeeding years are as follows (in thousands):

2022	$2,915
2023	6,134
2024	4,827
2025	883
Total	$14,759

13. Related Party Transactions

The Company leases commercial office space from BCG Chantilly, LLC (BCC), an entity in which Mr. Bowman, Mr. Bruen and Mr. Hickey collectively own a 63.6% interest. As of June 30, 2022 and December 31, 2021 there were no amounts due to or receivables due from BCC. Rent expense for the three and six months ended June 30, 2022 was $21,000 and $41,000, respectively. Rent expense for the three and six months ended June 30, 2021 was $21,000 and $40,000, respectively.

Bowman Lansdowne Development, LLC (BLD) is an entity in which Mr. Bowman, Mr. Bruen, Mr. Hickey have an ownership interest. On June 30, 2022 and December 31, 2021, the Company’s notes receivable included $0.5 million and $0.5 million, respectively, from BLD.

Lansdowne Development Group, LLC (LDG) is an entity in which BLD has a minority ownership interest. On June 30, 2022 and December 31, 2021, our accounts receivable included $0.1 million and $0.1 million, respectively, due from LDG. On June 30, 2022 and December 31, 2021, notes receivable included $0.4 million and $0.4 million, respectively from LDG.

Bowman Realty Investments 2010, LLC (BR10) is an entity in which Mr. Bowman, Mr. Bruen, Mr. Hickey have an ownership interest. On June 30, 2022 and December 31, 2021, the Company’s notes receivable included $0.2 million and $0.2 million, respectively, from BR10.

Alwington Farm Developers, LLC (AFD) is an entity in which BR10 has a minority ownership interest. On June 30, 2022 and December 31, 2021, notes receivable included $1.2 million and $1.2 million, respectively, from AFD.

MREC Shenandoah VA, LLC (“MREC Shenandoah”) is an entity in which Lake Frederick Holdings, LLC (“Lake Frederick Holdings”) owns a 92% interest and Shenandoah Station Partners LLC, an entity owned in part by Bowman Lansdowne and in part by Bowman Realty 2013, owns an 8% interest. Mr. Bowman owns a 100% interest in, and is the manager of, Lake Frederick Holdings. Mr. Bowman, Mr. Bruen and Mr. Hickey are each members of Bowman Realty 2013. Since 2020, the Company has provided engineering services to MREC Shenandoah in exchange for cash payments. During the three and six months ended June 30, 2022, the Company received payments for engineering services provided to MREC Shenandoah in the amount of $0.1 million and $0.1 million, respectively. The Company did not receive any payments for engineering services provided to MREC Shenandoah during the three and six months ended June 30, 2021.

During the six months ended June 30, 2022 and 2021, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $33,000 and $46,000, respectively. These entities were billed $38,000 and $0.1 million, respectively.

Gregory Bowman, the son of Mr. Bowman, is a full-time employee of the Company. Gregory Bowman was paid $65,000 and $62,000 for the six months ended June 30, 2022 and 2021, respectively.

On June 30, 2022 and December 31, 2021, the Company was due $0.1 million and $0.1 million, respectively, from shareholders under the terms of stock subscription notes receivable. These shareholders were executive officers as of the beginning of 2021 but are no longer.

On June 30, 2022 and December 31, 2021, the Company owed $0.2 million and $0.2 million, respectively, to a retired shareholder and former director in connection with a 2015 acquisition.

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

The following table summarizes the stock issuance activity under the Employee Stock Purchase Plan for the six months ended June 30, 2022 (in thousands, except share data):

June 30, 2022
Total purchase price paid by employees for shares sold	$593

Number of shares sold	46,063

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

For the six months ended June 30, 2022, no new option shares were granted.

A summary of the status of stock options exercised, including the substantive options discussed in Note 3, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	14,927	$5.99
Granted	-	-
Exercised	(2,271)	5.97
Expired or cancelled	-	-
Outstanding at June 30, 2022	12,656	$5.99

The following summarizes information about options outstanding and exercisable at January 1, 2022 and June 30, 2022:

	Options Outstanding and Exercisable
	Exercise Price	Total Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Total Exercisable
January 1, 2022	$6.57	14,927	5.0	$5.99	14,927
June 30, 2022	$6.28	12,656	5.0	$5.99	12,656

The intrinsic value of these options on June 30, 2022 and December 31, 2021 was $6.06 and $14.68, respectively.

The Company received cash payments of $6,739 from the exercise of options under the Stock Option Plan in the three and six months ended June 30, 2022.

The Company did not record any compensation costs related to stock options during the three and six months ended June 30, 2022.

As of June 30, 2022, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.

Stock Bonus Plan

Effective May 11, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The Plan is administered by the Board of Directors through which they can issue restricted stock awards. As of June 30, 2022, 3,450,729 shares of common stock are authorized and reserved for issuance under the Plan. This reserve automatically increases on each January 1, for the duration of the Plan, in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year. The Plan supersedes and replaces any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.

During the six months ended June 30, 2022, the Board granted 328,489 shares of restricted stock under the Plan. The shares have a vesting period of up to five years during which there are certain restrictions as described in the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the shares on such date, or if there are no sales on such date, on the next preceding day on which there were sales.

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

During the six months ended June 30, 2022 no new restricted stock awards were granted under the Stock Bonus Plan.

The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2022	2,218,283	13.74
Granted	328,489	16.97
Vested	(580,585)	13.70
Cancelled	(7,116)	13.00
Outstanding at June 30, 2022	1,959,071	14.30

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

During the six months ended June 30, 2022, the compensation committee approved the grants of 447,429 performance-based stock units to certain executive officers of the Company under the Officers LTIP. The performance based restricted stock units are subject to a market condition, with a vesting period of 2.91 years. The number of units earned is based on total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the components of a custom peer group during the performance period from February 10, 2022 to December 31, 2024. The performance stock units are valued using a Monte Carlo simulation with model inputs of opening average share value, valuation date stock price, expected volatilities, correlation coefficient, risk-free interest rate, and expected dividend yield for the Company and the custom peer group.

The following table summarizes the activity of performance stock units subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2022	260,842	13.81
Granted	186,587	13.05
Vested	-	-
Cancelled	-	-
Outstanding at June 30, 2022	447,429	13.49

The Company recognized forfeitures as they occur.

The following table represents the change in the liability to common shares subject to repurchase and the associated non-cash compensation expense for the six months ended June 30, 2022 and the year ended December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Beginning Balance	$7	$842
Non-cash compensation from ratable vesting	-	41
Non-cash compensation from change in fair value of liability	-	2
Other stock activity, net	$(7)	516
Reclassification upon modification	-	(1,394)
Ending balance	-	$7

As of June 30, 2022, the Company had 2,406,500 shares of unvested stock awards that vest between July 1, 2022 and December 31, 2027.

The future expense of the unvested awards for the remainder of 2022 and succeeding years is as follows (in thousands):

2022	$6,961
2023	12,295
2024	6,659
2025	1,616
Thereafter	281
Total	$27,812

15. Capital Leases

The Company leases equipment and vehicles under capital lease agreements. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $0.6 million per month. We use the incremental borrowing rate on our revolving line of credit to calculate the present value on new leases.

Future minimum commitments under non-cancelable capital leases for the remainder of 2022 and succeeding years are as follows (in thousands):

2022	$3,433
2023	5,697
2024	3,509
2025	2,438
2026	347
Total minimum lease payments	$15,424
Less: amount representing interest	(1,937)
Present value of total net minimum lease payments	$13,487
Less: current portion of net minimum lease payments	(5,752)
Long-term portion of net minimum lease payments	$7,735

The above table is exclusive of the $3.0 million bargain purchase price associated with the $16.5 million total liability to capital leases as presented on the consolidated balance sheet.

16. Commitments and Contingencies

Operating leases

The Company leases office space, equipment and vehicles. Nearly all equipment and vehicles are leased under capital lease agreements and all office space under operating lease agreements. Rent, vehicle and equipment lease expense for the three and six months ended June 30, 2022, was $2.1 million and $3.8 million, respectively. Rent, vehicle and equipment lease expense for the three and six months ended June 30, 2021, was $1.4 million and $2.8 million, respectively.

Future minimum lease payments for the remainder of 2022 and for the succeeding years is as follows (in thousands):

2022	$4,084
2023	7,039
2024	6,446
2025	5,470
2026	4,405
Thereafter	10,156
Total	$37,600

17. Subsequent Events

On July 15, 2022, the Company completed the acquisition of Project Design Consultants, LLC pursuant to the Membership Interest Purchase Agreement, dated July 15, 2022 (the “Agreement”), among the Company, Project Design Consultants LLC, Project Design Consultants Holdings, Inc. (“PDC Holdings”) and certain key shareholders of PDC Holdings. The aggregate consideration was approximately $11.0 million which consisted of (i) $5.0 million in cash (ii) non-negotiable promissory notes in the aggregate amount of $2.0 million, subject to adjustment and (iii) a convertible promissory note (the “Convertible Note”) in the principal amount of $4.0 million. The Convertible Note accrues interest at a fixed rate of 4.75% per annum and may be convertible in whole or in part at any time to Bowman common stock at a conversion price of $14.00 per share.

For the period ending December 31, 2021, the Company recorded an uncertain tax position of $1.9 million for being on an impermissible method in deducting stock-based compensation expense for income tax purposes consistent with the timing as recognized for book purposes. The Company filed Form 3115 with the Internal Revenue Service requesting to change from the impermissible method to a permissible method. On July 27, 2022 the change in accounting method was approved by the IRS. In the third quarter of 2022, the Company will therefore record a reversal of the uncertain tax position, establishment of a deferred tax liability for the 481(a) amount and a reduction in tax expense for the related tax deductions in excess of book expenses.

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

Gross contract revenue for the three months ended June 30, 2022 and 2021 was $62.4 million and $36.5 million, respectively representing year over year growth of 71.0%. Gross contract revenue derived from our workforce represented 90.3% and 88.9% of gross contract revenue for the three months ended June 30, 2022 and 2021, respectively (see Net service billing – non-GAAP below). Our adjusted EBITDA was $7.6 million on net loss of $0.3 million and $4.2 million on net loss of $0.4 million for the three months ended June 30, 2022 and 2021, respectively.

Gross contract revenue for the six months ended June 30, 2022 and 2021 was $114.9 million and $68.3 million, respectively representing year over year growth of 68.2%. Gross contract revenue derived from our workforce represented 90.6% and 89.8% of gross contract revenue for the six months ended June 30, 2022 and 2021, respectively (see Net service billing – non-GAAP below). Our adjusted EBITDA was $15.0 million on net income of $1.1 million and $8.3 million on net income of $0.5 million for the six months ended June 30, 2022 and 2021, respectively.

On May 4, 2022, we completed the acquisition of McMahon Associates, Inc. pursuant to the Stock Purchase Agreement, dated May 4, 2022, among the Company, McMahon, McMahon Associates Holdings, Inc. (“McMahon Holdings”) and certain shareholders of McMahon Holdings. The aggregate consideration was approximately $18.3 million which consisted of (i) $7.0 million in cash, (ii) non-negotiable promissory notes in the aggregate amount of $3.4 million, subject to adjustment, and (iii) the issuance of 476,796 shares of restricted common stock which was priced at $16.64 per share on May 4, 2022. The restricted shares are subject to a six-month lock-up agreement. The transaction was structured as a stock purchase with a joint election to treat the acquisition as an asset sale pursuant to the Internal Revenue Code. As such, determination of the final acquisition cost is subject to adjustment based on customary post-closing purchase price accounting. The acquisition of McMahon Associates, Inc. allows Bowman to further enhance its transportation planning and engineering services to private and public sector clients thereby allowing us to broaden our offering and better serve our public and private sector customers.

Subsequent Events

On July 15, 2022, we completed the acquisition of Project Design Consultants, LLC pursuant to the Membership Interest Purchase Agreement, dated July 15, 2022, among the Company, Project Design Consultants LLC, Project Design Consultants Holdings, Inc. (“PDC Holdings”) and certain key shareholders of PDC Holdings. The aggregate consideration was approximately $11.0 million which consisted of (i) $5.0 million in cash, (ii) non-negotiable promissory notes in the aggregate amount of $2.0 million, subject to adjustment, and (iii) a convertible promissory note (the “Convertible Note”) in the principal amount of $4.0 million. The Convertible Note accrues interest at a fixed rate of 4.75% per annum and may be convertible in whole or in part at any time to Bowman common stock at a conversion price of $14.00 per share.

For the period ending December 31, 2021, the Company recorded an uncertain tax position of $1.9 million for being on an impermissible method in deducting stock-based compensation expense for income tax purposes consistent with the timing as recognized for book purposes. The Company filed Form 3115 with the Internal Revenue Service requesting to change from the impermissible method to a permissible method. On July 27, 2022 the change in accounting method was approved by the IRS. In the third quarter of 2022, the Company will therefore record a reversal of the uncertain tax position, establishment of a deferred tax liability for the 481(a) amount and a reduction in tax expense for the related tax deductions in excess of book expenses.

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

COVID-19 Update

As of the date of this Quarterly Report on Form 10-Q, we have not experienced any material financial distress resulting from the COVID-19 pandemic. Included in accounts payable and accrued liabilities and other non-current obligations in the consolidated balance sheet as of June 30, 2022, is $1.2 million of deferred employer payroll taxes as afforded us under the CARES Act. We are evaluating, and will continue to evaluate, the impact of COVID-19 on projects and our operations.

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

Our contracts with customers generally contain multiple assignments based on two types of pricing characteristics:

Hourly, also referred to as time and materials, are common for professional and technical consulting assignments both short-term and multi-year in duration. Under these types of assignments, there is no predetermined maximum fee and as such, we generally experience no risk associated with our ability to bill for all hours expended. We negotiate billing rates and charge our customers based upon the actual hours expended toward a deliverable. These assignments may have not-to-exceed parameters requiring us to receive additional authorizations from our customer to continue working, but we likewise do not have to continue working without assurances of payment for such additional work. Hourly assignments represented approximately $3.9 million and $6.8 million or 6% and 6% of our gross contract revenue for the three and six months ended June 30, 2022, respectively.  For the three and six months ended June 30, 2021, hourly assignments represented approximately $10.5 million and $20.0 million or 29% and 29% of our gross contract revenue, respectively.

Lump sum, also referred to as fixed fee, typically require the performance of some, or all, of the obligations under the assignment for a specified amount, subject to price adjustments only if the scope of the project changes or unforeseen requirements arise. Our fixed fee assignments generally include a specific scope of work and defined deliverables. Most of our assignments are lump sum in nature representing approximately $57.8 million and $107.5 million or 94% and 94% of our gross contract revenue for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, assignments that are lump sum in nature representing approximately $26.0 million and $48.3 million or 71% and 71% of our gross contract revenue, respectively. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that is performed at risk with no documented customer commitment.

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

Results of Operations

Combined results of operations

The following represents our condensed consolidated results of operations for periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Gross contract revenue	$62,399	$36,524	$114,860	$68,326
Contract costs (exclusive of depreciation and amortization)	31,054	18,188	56,489	34,344
Operating expense	30,861	18,657	56,049	32,808
Income (loss) from operations	484	(321)	2,322	1,174
Other (income) expense	994	187	1,491	392
Income tax expense (benefit)	(190)	(69)	(306)	240
Net income (loss)	$(320)	$(439)	$1,137	$542
Net margin	(0.5%)	(1.2%)	1.0%	0.8%
Other financial information [1]
Net service billing	$56,416	$32,459	$104,117	$61,327
Adjusted EBITDA	7,576	4,185	14,983	8,271
Adjusted EBITA margin, net	13.4%	12.9%	14.4%	13.5%

[1]	Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below in results of operations.

Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

Gross Contract Revenue

Gross contract revenue for the three months ended June 30, 2022, increased $25.9 million or 71.0% to $62.4 million as compared to $36.5 million for the three months ended June 30, 2021. For the three months ended June 30, 2022, gross contract revenue attributable to work performed by our workforce increased $23.9 million, or 73.5% to $56.4 million or 90.4% of gross contract revenue as compared to $32.5 million or 88.9% for the three months ended June 30, 2021 (see Net service billing – non-GAAP). Of the $25.9 million increase in gross contract revenue during the three months ended June 30, 2022, acquisitions represented $16.1 million or 62.1% of the increase. Revenue from acquisitions is treated as acquired for a period of twelve months post-closing.

Changes in GCR disaggregated between our core and emerging end markets were as follows (in thousands other than percentages):

	For the Three Months Ended June 30,
Consolidated Gross Contract Revenue	2022	%GCR	2021	%GCR	Change	% Change
Building Infrastructure [1]	$42,571	68.2%	$25,187	69.0%	$17,384	69.0%
Transportation	9,276	14.9%	4,174	11.4%	5,102	122.2%
Power & Utilities	7,924	12.7%	6,184	16.9%	1,740	28.1%
Other emerging markets [2]	2,628	4.2%	979	2.7%	1,649	168.4%
Total:	$62,399	100.0%	$36,524	100.0%	$25,875	70.8%

Organic	$46,331	74.3%	$36,524	100.0%	$9,807	26.9%
Acquired	16,068	25.7%	-	0.0%	16,068	n/a
Total:	$62,399	100.0%	$36,524	100.0%	$25,875	70.8%

[1] formerly referred to as Communities, homes & buildings
[2] represents renewable energy, mining, water resources and other

For the three months ended June 30, 2022, gross contract revenue from our building infrastructure market (formerly referred to as communities, homes, and buildings) increased $17.4 million or 69.0% as compared to the three months ended June 30, 2021. Building infrastructure represents our largest market in terms of revenue concentration. The increase in building infrastructure revenue is the result of organic growth and acquisitions. Within the building infrastructure market, 43.6% of gross contract revenue was derived from residential activities, 43.4% from commercial activities, 12.0% from municipal activities and 1.0% from in-building services. Within residential, 49.2% of gross contract revenue was derived from for-sale homebuilding activity, 36.8% from residential multi-family and 14.0% from mixed use projects. While the homebuilding market shows signs of weakness, for-sale residential services represent just 14.6% of our gross contract revenue for three months ended June 30, 2022. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market and expect it to represent most of our gross revenue for the remainder of 2022.

For the three months ended June 30, 2022, revenue from transportation increased $5.1 million or 122.2% as compared to the three months ended June 30, 2021. The increase was principally attributable to the acquisition of McMahon Associates, Inc. Recent contract awards in transportation, such as Cook County DOT along with clients and projects such as TX DOT added through acquisitions are beginning to generate meaningful new transportation revenue. We expect that our recent acquisition of McMahon Associates, Inc. will continue to increase our transportation revenue and will improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.

For the three months ended June 30, 2022, revenue from power and utilities increased $1.7 million or 28.1% as compared to the three months ended June 30, 2021. The increase in gross contract revenue from the power and utilities market is principally attributable to increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida. Along with additional increases derived from gas pipeline and electric transmission projects nationally. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. As evidenced by recent increases in program commitments within the gas pipeline market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.

Our other emerging markets consist of renewable energy and energy efficiency, mining, water resources, and other natural resources services. For the three months ended June 30, 2022, revenue from emerging markets increased $1.7 million or 168.4% as compared to the three months ended June 30, 2021. Gross contract revenue in our emerging markets was 54.6% from energy transition activities including solar, electric, and renewable energies, 38.1% from mining activities where we have specialized in copper mining and 7.3% from water resources activities. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in renewable energy and energy transition.

For the three months ended June 30, 2022 and 2021, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 19.9% and 12.3% of our gross contract revenue, respectively. This increase is principally attributable to our acquisition program.  This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.

Contract costs (exclusive of depreciation and amortization)

Total contract costs, exclusive of depreciation and amortization, increased $12.9 million or 70.9% to $31.1 million for the three months ended June 30, 2022, as compared to $18.2 million for the three months ended June 30, 2021. For the three months ended June 30, 2022 and 2021, total contract costs represented 49.8% and 49.8% of total contract revenue, respectively. For the three months ended June 30, 2022 and 2021 total contract costs represented 55.0% and 56.0% of revenue attributable to our workforce, respectively (see Net Service Revenue).

Direct payroll costs increased $11.0 million or 78.0% to $25.1 million for the three months ended June 30, 2022, as compared to $14.1 million for the three months ended June 30, 2021. Direct payroll accounted for 80.7% of total contract costs for the three months ended June 30, 2022, an increase of 3.0 percentage points as compared to 77.7% for the three months ended June 30, 2021.

Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $7.3 million or 69.5% to $17.8 million for the three months ended June 30, 2022 as compared to $10.5 million for the three months ended June 30, 2021. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the three months ended June 30, 2022 and 2021, direct labor costs represented 28.6% and 28.8% of gross contract revenue, respectively and represented 31.7% and 32.4% of the revenue attributable to our workforce, respectively.

Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $3.6 million or 100.0% to $7.2 million as compared to $3.6 million. This increase includes a $1.2 million increase in employee payroll taxes and a $1.3 million increase in health benefits primarily due to the increase in overall labor. This increase includes $0.7 million in increased non-cash compensation expense as several new stock awards were granted to management as well as employees in connection with acquisitions.

Sub-consultants and other direct expenses increased $1.9 million or 46.3% to $6.0 million for the three months ended June 30, 2022 as compared to $4.1 million for the three months ended June 30, 2021. For the three months ended June 30, 2022 and 2021, sub-consultant and other direct expenses represented 9.6% and 11.1% of gross contract revenue, respectively. This decrease is not indicative of an anticipated long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.

Operating Expense

Total operating expense increased $12.2 million or 65.2% to $30.9 million for the three months ended June 30, 2022 as compared to $18.7 million for the three months ended June 30, 2021.

Selling, general and administrative expenses increased $10.9 million or 63.4% to $28.1 million for the three months ended June 30, 2022, as compared to $17.2 million for the three months ended June 30, 2021. Indirect labor increased $4.8 million or 72.7% to $11.4 million as compared to $6.6 million primarily due to an increase in staffing to accommodate growth. General overhead increased $3.9 million or 68.4% to $9.6 million as compared to $5.7 million due to increased costs associated with operating as a public company and the overall growth of the company. Non-cash stock compensation increased $1.8 million or 163.6% to $2.9 million as compared to $1.1 million as several new stock awards were granted to Company leadership as well as employees in connection with acquisitions.

Depreciation and amortization increased $1.3 million or 86.7% to $2.8 million for the three months ended June 30, 2022 as compared to $1.5 million for the three months ended June 30, 2021. This increase is primarily due to an increase in leased assets and intangible assets. We continue to increase the use of our capital lease facility as we continue to grow. Intangible assets have increased due to multiple acquisitions throughout 2021 and into the first half of 2022. Gains on the sale of certain IT equipment and automobiles remained unchanged for the three months ended June 30, 2022 at less than $0.1 million of gain on the disposal of such assets.

Other (Income) Expense

Other expense increased by $0.8 million to $1.0 million of expense for the three months ended June 30, 2022 as compared to $0.2 million for the three months ended June 30, 2021. This increase is primarily attributable to an increase in interest expense of $0.1 million and an increase of acquisition related expenses of $0.6 million.

Income Tax (Benefit) Expense

Income tax benefit for the three months ended June 30, 2022, increased $0.1 million or 100.0% to $0.2 million benefit, as compared to $0.1 million benefit for the three months ended June 30, 2021. Our effective tax rate for the three months ended June 30, 2022 was 37.1% as compared to 13.5% for the three months ended June 30, 2021. The increase in the effective tax rate is primarily driven by the windfall tax benefit associated with stock compensation vesting, the projected annual research and development tax credit and the limitation of the deductibility of executive compensation for the three months ended June 30, 2022 as compared to June 30, 2021.

Income (Loss) Before Tax and Net Income (Loss)

There was no change in loss before tax for the three months ended June 30, 2022 of $0.5 million loss compared to $0.5 million loss for the three months ended June 30, 2021. Net loss decreased by $0.1 million or 25.0% to $0.3 million for the three months ended June 30, 2022, as compared to $0.4 million for the three months ended June 30, 2021.

Other financial information and Non-GAAP key performance indicators

Net service billing (non-GAAP)

Net service billing increased $23.9 million or 73.5% to $56.4 million for the three months ended June 30, 2022, as compared to $32.5 million for the three months ended June 30, 2021. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Three Months Ended June 30,
	2022	2021
Gross contract revenue	$62,399	$36,524
Less: sub-consultants and other direct expenses	5,983	4,065
Net services billing	$56,416	$32,459

Net service billing as a percentage of gross contract revenue increased 1.5% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

Because sub-consultants and reimbursable expenses are most often pass-through items with little or no mark-up, they generally have a dilutive effect on gross, operating, and net margins while having little accretive effect on profitability. As such, where possible, we focus our resources and business development efforts principally on increasing revenue derived from our own workforce.  Management primarily focuses its internal performance metrics on net service billing.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA increased $3.4 million or 81.0% to $7.6 million for the three months ended June 30, 2022 as compared to $4.2 million for the three months ended June 30, 2021. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Net Income	$(320)	$(439)	$119	27.1%
+ interest expense	350	215	135	62.8%
+ depreciation & amortization	2,823	1,480	1,343	90.7%
+ tax expense	(190)	(69)	(121)	175.4%
EBITDA	$2,663	$1,187	$1,476	124.3%
+ non-cash stock compensation	4,038	1,558	2,480	159.2%
+ transaction related expenses	-	1,440	(1,440)	(100.0%)
+ settlements and other non-core expenses	215	-	215	100.0%
+ acquisition expenses	660	-	660	100.0%
Adjusted EBITDA	$7,576	$4,185	$3,391	81.0%
Adjusted EBITDA margin, net	13.4%	12.9%

For the three months ended June 30, 2022 and 2021, Adjusted EBITDA includes add backs of $4.0 million and $1.6 million, respectively, relating to non-cash stock compensation expenses resulting from the vesting of restricted stock awards. For the three months ended June 30, 2022, Adjusted EBITDA also includes $0.9 million relating to non-recurring acquisition expense and a legal settlement. For the three months ended June 30, 2021, Adjusted EBITDA also includes $1.4 million if transaction related expenses.

Adjusted EBITDA Margin, net (non-GAAP)

Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the three months ended June 30, 2022 and 2021, Adjusted EBITDA Margin, net was 13.4% and 12.9% respectively.

Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

Gross Contract Revenue

Gross contract revenue for the six months ended June 30, 2022, increased $46.6 million or 68.2% to $114.9 million as compared to $68.3 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, gross contract revenue attributable to work performed by our workforce increased $42.8 million, or 69.8% to $104.1 million or 90.7% of gross contract revenue as compared to $61.3 million or 89.8% for the six months ended June 30, 2021 (see Net service billing – non-GAAP). Of the $46.6 million increase in gross contract revenue during the six months ended June 30, 2022, acquisitions represented $21.1 million or 468.9% of the increase.

Changes in GCR disaggregated between our core and emerging end markets were as follows (in thousands other than percentages):

	For the Six Months Ended June 30,
Consolidated Gross Contract Revenue	2022	%GCR	2021	%GCR	Change	% Change
Building Infrastructure [1]	$81,329	70.8%	$46,224	67.7%	$35,105	75.9%
Transportation	13,246	11.5%	8,295	12.1%	4,951	59.7%
Power & Utilities	15,561	13.5%	11,230	16.4%	4,331	38.6%
Other emerging markets [2]	4,724	4.1%	2,577	3.8%	2,147	83.3%
Total:	$114,860	100.0%	$68,326	100.0%	$46,534	68.1%

Organic	$89,260	77.7%	$68,326	100.0%	$20,934	30.6%
Acquired	25,600	22.3%	-	0.0%	25,600	n/a
Total:	$114,860	100.0%	$68,326	100.0%	$46,534	68.1%

[1] formerly referred to as Communities, homes & buildings
[2] represents renewable energy, mining, water resources and other

For the six months ended June 30, 2022, gross contract revenue from our building infrastructure market (formerly referred to as communities, homes, and buildings) increased $35.1 million or 75.9% as compared to the six months ended June 30, 2021. Building infrastructure represents our largest market in terms of revenue concentration. The increase in building infrastructure revenue is the result of organic growth and acquisitions. Within the building infrastructure market, 44.1% of gross contract revenue was derived from residential activities, 42.3% from commercial activities, 12.5% from municipal activities and 1.0% from in-building services. Within residential, 48.8% of gross contract revenue was derived from for-sale homebuilding activity, 37.6% from residential multi-family and 13.6% from mixed use projects. While the homebuilding market shows signs of weakness, for-sale residential services represented just 15.3% of our gross contract revenue for the six months ended June 30, 2022.  We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market and expect it to represent most of our gross revenue for the remainder of 2022.

For the six months ended June 30, 2022, revenue from transportation increased $5.0 million or 59.7% as compared to the six months ended June 30, 2021. The increase was principally attributable to the acquisition of McMahon Associates, Inc. Recent contract awards in transportation such as Cook County DOT along with clients and projects such as TX DOT added through acquisition are beginning to generate meaningful new transportation revenue. We expect that our recent acquisition of McMahon Associates, Inc. will continue to increase our transportation revenue and will improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.

For the six months ended June 30, 2022, revenue from power and utilities increased $4.3 million or 38.6% as compared to the six months ended June 30, 2021. The increase in gross contract revenue from the power and utilities market is principally attributable to increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, along with additional increases derived from gas pipeline and electric transmission projects nationally. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. As evidenced by recent increases in program commitments within the gas pipeline market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.

Our other emerging markets consist of renewable energy and energy efficiency, mining, water resources, and other natural resources services. For the six months ended June 30, 2022, revenue from emerging markets increased $2.1 million or 83.3% as compared to the six months ended June 30, 2021. Gross contract revenue in our emerging markets was 54.4% from energy transition activities including solar, electric, and renewable energies, 37.7% from mining activities where we have specialized in copper mining and 7.9% from water resources activities. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in renewable energy and energy transition.

For the six months ended June 30, 2022 and 2021, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 15.9% and 6.6% of our gross contract revenue, respectively. This increase is principally attributable to our acquisition program. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.

Contract costs (exclusive of depreciation and amortization)

Total contract costs, exclusive of depreciation and amortization, increased $22.2 million or 64.7% to $56.5 million for the six months ended June 30, 2022, as compared to $34.3 million for the six months ended June 30, 2021. For the six months ended June 30, 2022 and 2021, total contract costs represented 49.2% and 50.3% of total contract revenue, respectively. For the six months ended June 30, 2022 and 2021 total contract costs represented 54.3% and 56.0% of revenue attributable to our workforce, respectively (see Net Service Revenue).

Direct payroll costs increased $18.4 million or 67.4% to $46.0 million for the six months ended June 30, 2022, as compared to $27.3 million for the six months ended June 30, 2021. Direct payroll accounted for 81.0% of total contract costs for the six months ended June 30, 2022, an increase of 1.4 percentage points as compared to 79.6% for the six months ended June 30, 2021.

Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $12.8 million or 62.7% to $33.2 million for the six months ended June 30, 2022 as compared $20.4 million for the six months ended June 30, 2021. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the six months ended June 30, 2022 and 2021, direct labor costs represented 28.9% and 29.9% of gross contract revenue, respectively and represented 31.9% and 33.3% of the revenue attributable to our workforce, respectively.

Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $5.7 million or 82.6% to $12.6 million as compared to $6.9 million. This increase includes a $1.9 million increase in employee payroll taxes and a $2.4 million increase in health benefits primarily due to the increase in overall labor. This increase includes $1.0 million in increased non-cash compensation expense as several new stock awards were granted to Company leadership as well as employees in connection with acquisitions.

Sub-consultants and other direct expenses increased $3.7 million or 52.9% to $10.7 million for the six months ended June 30, 2022 as compared to $7.0 million for the six months ended June 30, 2021. For the six months ended June 30, 2022 and 2021, sub-consultant and other expenses represented 9.4% and 10.2% of gross contract revenue, respectively. This decrease is not indicative of an anticipated long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.

Operating Expense

Total operating expense increased $23.2 million or 70.7% to $56.0 million for the six months ended June 30, 2022 as compared to $32.8 million for the six months ended June 30, 2021.

Selling, general and administrative expenses increased $20.9 million or 69.7% to $50.9 million for the six months ended June 30, 2022, as compared to $30.0 million for the six months ended June 30, 2021. Indirect labor increased $7.7 million or 60.6% to $20.4 million as compared to $12.7 million primarily due to an increase in staffing to accommodate growth. General overhead increased $8.3 million or 83.8% to $18.2 million as compared to $9.9 million due to increased costs associated with operating as a public company and the overall growth of the company. Non-cash stock compensation increased $3.6 million or 211.8% to $5.3 million as compared to $1.7 million as several new stock awards were granted to Company leadership as well as employees in connection with acquisitions.

Depreciation and amortization increased $2.3 million or 79.3% to $5.2 million for the six months ended June 30, 2022 as compared to $2.9 million for the six months ended June 30, 2021. This increase is primarily due to an increase in leased assets and intangible assets. We continue to increase the use of our capital lease facility as we continue to grow. Intangible assets have increased due to multiple acquisitions throughout 2021 and into the first half of 2022. Gains on the sale of certain IT equipment and automobiles remained unchanged for the six months ended June 30, 2022 at less than $0.1 million of gain on the disposal of such assets.

Other (Income) Expense

Other expense increased by $1.1 million to $1.5 million of expense for the six months ended June 30, 2022 as compared to $0.4 million for the six months ended June 30, 2021. This increase is primarily attributable to an increase in interest expense of $0.3 million and an increase of acquisition related expenses of $0.8 million.

Income Tax (Benefit) Expense

Income tax benefit for the six months ended June 30, 2022, increased $0.5 million or 250.0% to $0.3 million benefit, as compared to $0.2 million expense for the six months ended June 30, 2021. Our effective tax rate for the six months ended June 30, 2022 was (37.9%) as compared to 30.7% for the six months ended June 30, 2021. The decrease in the effective tax rate is primarily driven by the windfall tax benefit associated with stock compensation vesting, the projected annual research and development tax credit and the limitation on the deductibility of executive compensation for the six months ended June 30, 2022 as compared to June 30, 2021, see note 2, Income Taxes.

Income Before Tax and Net Income

There was no change to income before tax for the six months ended June 30, 2022 of $0.8 million compared to $0.8 million income for the six months ended June 30, 2021. Net income increased by $0.6 million or 120.0% to $1.1 million for the six months ended June 30, 2022, as compared to $0.5 million for the six months ended June 30, 2021.

Other financial information and Non-GAAP key performance indicators

Net service billing (non-GAAP)

Net service billing increased $42.8 million or 69.8% to $104.1 million for the six months ended June 30, 2022, as compared to $61.3 million for the six months ended June 30, 2021. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Gross revenue	$114,860	$68,326
Less: sub-consultants and other direct expenses	10,743	6,999
Net services billing	$104,117	$61,327

Net service billing as a percentage of gross contract revenue increased 1.0% for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Because sub-consultants and reimbursable expenses are most often pass-through items with little or no mark-up, they generally have a dilutive effect on gross, operating, and net margins while having little accretive effect on profitability. As such, where possible, we focus our resources and business development efforts principally on increasing revenue derived from our own workforce.  Management primarily focuses its internal performance metrics on net service billing.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA increased $6.7 million or 80.7% to $15.0 million for the six months ended June 30, 2022 as compared to $8.3 million for the six months ended June 30, 2021. Adjusted EBITDA reconciles to net income in as follows (in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Net Income	$1,137	$542	$595	109.8%
+ interest expense	685	434	251	57.8%
+ depreciation & amortization	5,213	2,908	2,305	79.3%
+ tax (benefit) expense	(306)	240	(546)	(227.5%)
EBITDA	$6,729	$4,124	$2,605	63.2%
+ non-cash stock compensation	7,274	2,707	4,567	168.7%
+ transaction related expenses	-	1,440	(1,440)	(100.0%)
+ settlements and other non-core expenses	215	-	215	100.0%
+ acquisition expenses	765	-	765	100.0%
Adjusted EBITDA	$14,983	$8,271	$6,712	81.2%
Adjusted EBITDA margin, net	14.4%	13.5%

For the six months ended June 30, 2022 and 2021, Adjusted EBITDA includes add backs of $7.3 million and $2.7 million, respectively, relating to non-cash stock compensation expenses resulting from the vesting of restricted stock awards. For the six months ended June 30, 2022, adjusted EBITDA includes $1.0 million relating to non-recurring acquisition expense and a legal settlement. For the six months ended June 30, 2021, Adjusted EBITDA also includes $1.4 million of transaction related expenses.

Adjusted EBITDA Margin, net (non-GAAP)

Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the six months ended June 30, 2022 and 2021, Adjusted EBITDA Margin, net was 14.4% and 13.5% respectively.

Backlog (other key performance metrics)

Backlog (other key performance metrics)

Our backlog increased $38.6 million or 23.1% to $205.6 million during the six months ended June 30, 2022, as compared to $167.0 million at December 31, 2021. Our backlog increased $82.1 million or 66.5% as compared to $123.5 million at June 30, 2021.  At June 30, 2022 and December 31, 2021 our backlog was comprised as follows:

	June 30, 2022	December 31, 2021
Building Infrastructure [1]	53%	62%
Transportation	30%	19%
Power & Utilities	15%	16%
Other Emerging Markets	2%	3%

[1] Formerly referred to as Communities, homes & buildings

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our asset-based credit facility, lease financing and proceeds from stock sales. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition related payments. On June 30, 2022, we maintained a $25.0 million revolving credit facility with Bank of America, our primary lender. Under the terms of our credit facility, available cash in our primary operating account sweeps against the outstanding balance every evening. Our cash on hand therefore generally consists of petty cash and other non-operating funds not included in the nightly sweep. Our cash on hand increased by $5.2 million at June 30, 2022 as compared to December 31, 2021. We regularly monitor our capital requirements and believe our sources of liquidity, including cash flow from operations, existing cash and borrowing availability under our credit and lease facilities will be sufficient to fund our projected cash requirements and strategic initiatives for the next year.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the Six Months Ended June 30,
Consolidated Statement of Cash Flows (amounts in thousands)	2022	2021
Net cash provided by (used in) operating activities	$4,268	$(472)
Net cash used in investing activities	(8,099)	(1,570)
Net cash provided by financing activities	8,995	40,201
Change in cash, cash equivalents and restricted cash	5,164	38,159
Cash and cash equivalents, end of period	25,783	38,545

Operating Activities

During the six months ended June 30, 2022, net cash provided by operating activities was $4.3 million, which primarily consisted of our $1.1 million net profit, adjusted for stock-based compensation expense of $7.3 million, and depreciation and amortization expense of $5.2 million, offset by a net cash outflow of $9.5 million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $10.3 million increase in accounts receivable resulting from increased billing to our clients, and a $5.1 million increase in prepaid expenses and other assets, partially offset by a $5.9 million increase in accounts payable and accrued expenses.

During the six months ended June 30, 2021, net cash used in operating activities was $0.5 million, which primarily consisted of our $0.5 million net profit, adjusted for stock-based compensation expense of $2.7 million, depreciation and amortization expense of $2.9 million, and a decrease in deferred taxes of $1.3 million, offset by a net cash outflow of $5.5 million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $9.4 million increase in accounts receivable resulting from increased billing to our clients, a $1.2 million increase in prepaid expenses and other assets primarily due to the purchase of fiduciary directors and officer’s insurance and a $0.7 million increase in contract assets and liabilities, partially offset by a $5.8 million increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities increased by $6.5 million to $8.1 million for the six months ended June 30, 2022 as compared to $1.6 million for the six months ended June 30, 2021. The increase in net cash used for investing is primarily attributable to acquisitions that occurred in the first half of 2022.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 was $9.0 million compared to $40.2 million for the six months ended June 30, 2021, a decrease of $31.2 million. The decrease in net cash provided by financing is primarily attributable to net proceeds of $15.5 million from our common stock offering net of underwriting discounts commissions and other offering costs during the six months ended June 30, 2022, compared to the $47.5 million from our initial public offering net of underwriting discounts commissions and other offering costs during the six months ended June 30, 2021.

Credit Facilities and Other Financing

As of June 30, 2022, we maintained a $25.0 million revolving credit facility (the “Revolving Line”) and three non-revolving credit facilities (“Fixed Line 1”, “Fixed Line 2” and “Facility 4”) pursuant to a credit agreement (the “Credit Agreement”) with Bank of America, our primary lender. Under the terms of the credit facility, available cash in our primary operating account sweeps against the outstanding balance every evening. As of June 30, 2022, we did not have a balance on this Revolving Line as we used a portion of the net proceeds from our initial public offering to satisfy this obligation. On July 30, 2021, we entered into a Sixth Amendment to the Credit Agreement whereby the maturity date of the Revolving Line was extended to July 31, 2023. The Sixth Amendment eliminated the adjusted debt to EBITDA covenant along with certain administrative requirements and established the Secured Overnight Financing Rate (SOFR) as the replacement for LIBOR. Additional modifications to the Revolving Line included expanded allowances for acquisition and reduced interest rate spreads, among other things. Each of Fixed Line 1 and Fixed Line 2 has a maximum advance of $1.0 million and Facility 4 is a term loan with a principal amount of $1.0 million. On May 23, 2022, we entered into a Seventh Amendment to the Credit Agreement, which further extended the term of the Revolving Line until July 31, 2024 and increased the maximum principal amount of the Revolving Line to $25 million. The maximum advance is equal to the lesser of $25 million or the Borrowing Base as defined in the Credit Agreement. The Seventh Amendment requires monthly payments of interest on the Revolving Line at the daily SOFR, plus an applicable rate which varies between 2.00% and 2.60% based on the Company ratio of Funded Debt to EBITDA (as each is defined in the Credit Agreement). For further information regarding Revolving Line and our borrowings under our non-revolving credit facilities, see note 11, Bank Revolving Line of Credit and Fixed Credit Facilities. We must maintain, on a consolidated basis, certain financial covenants including fixed charge coverage ratio, debt to EBITDA and adjusted debt to EBITDA ratios. As of June 30, 2022, we were in compliance with all such covenants.

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

Cautionary Statement about Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q, contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/ or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “could” or the negative of such terms or similar expressions. The absence of these words does not mean that a statement is not forward-looking. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our recent and future acquisitions; our expectations regarding the impact of the acquisition of McMahon Associates, Inc. on our transportation revenue and revenue diversification and of Project Design Consultants, LLC on our market expansion and service diversification initiatives; our beliefs regarding our building infrastructure services and the anticipated impact on our gross revenue for 2022; our intentions regarding our growth strategies and investment of resources, including the markets in which we intend to focus our growth initiatives; our expectations regarding trends and opportunities for future growth and expansion; our expectations regarding the use of our current liquidity and capital resources for acquisitions; and our belief that our sources of liquidity will be sufficient to fund our projected cash requirements and strategic initiatives for the next year. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in the Risk Factors section of our Annual Report on Form 10-K and throughout this Quarterly Report on Form 10-Q.

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
•

our ability to execute our acquisitions strategy, including successful completion of acquisitions and the integration of new acquisitions, including McMahon Associates, Inc. and Project Design Consultants, LLC;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2022, we issued the following securities that were not registered under the Securities Act:

On May 4, 2022, we issued 476,976 shares of our common stock at $16.64 per share for a total of $7.9 million, as partial consideration for our acquisition of McMahon Associates, Inc. For a description of the acquisition, see note 4, Acquisitions, appearing in Part I of this Quarterly Report on Form 10-Q.

These shares were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act. Accordingly, there were no underwriters, underwriting discounts or commissions.

Issuer Purchase of Equity Securities

The following table summarizes the purchases of shares of our common stock made by us during the three months ended June 30, 2022 (in thousands, except share data and average price per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
04/1/22 - 04/30/22			-	-
05/1/22 - 05/31/22	91,264	15.13	-	-
06/1/22 - 06/30/22	-	-	-	-

We repurchased 91,264 shares of common stock which were tendered by employees to satisfy required tax withholding obligations arising from the vesting of restricted shares of common stock.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1

Stock Purchase Agreement, dated May 4, 2022, among the Bowman Consulting Group Ltd., McMahon Associates Inc., McMahon Associates Holdings, Inc. and certain shareholders of McMahon Associates Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40371), filed with the SEC on May 10, 2022).

10.1

Seventh Amendment to Credit Agreement, dated as of May 23, 2022 by and between the Bowman Consulting Group Ltd. and Bank of America, N.A (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40371), filed with the SEC on May 25, 2022).

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

BOWMAN CONSULTING GROUP LTD.

Date: August 12, 2022	By:	/s/ Gary Bowman
Gary Bowman
President, CEO and Chairman (Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Bruce Labovitz
Bruce Labovitz
Chief Financial Officer (Principal Financial Officer)