Form 10-Q
period 2022-09-30
Bowman Consulting Group Ltd.
filed 2022-11-14
CIK 1847590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, the registrant had 13,518,842 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$23,844	$20,619
Accounts receivable, net	61,550	38,491
Contract assets	11,772	9,189
Notes receivable - officers, employees, affiliates, current portion	1,162	1,260
Prepaid and other current assets	9,825	4,850
Total current assets	108,153	74,409
Non-Current Assets
Property and equipment, net	22,683	20,202
Goodwill	55,264	28,471
Notes receivable	903	903
Notes receivable - officers, employees, affiliates, less current portion	1,183	1,218
Other intangible assets, net	15,734	12,286
Other assets	809	681
Total Assets	$204,729	$138,170
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$28,541	$17,921
Contract liabilities	7,689	4,623
Notes payable, current portion	9,843	4,450
Deferred rent, current portion	729	724
Capital lease obligation, current portion	7,473	5,136
Total current liabilities	54,275	32,854
Non-Current Liabilities
Other non-current obligations	522	-
Notes payable, less current portion	15,807	8,407
Deferred rent, less current portion	3,851	4,179
Capital lease obligation, less current portion	10,021	10,020
Deferred tax liability, net	3,456	4,290
Common shares subject to repurchase	-	7
Total liabilities	$87,932	$59,757

Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $0.01 par value; 30,000,000 shares authorized; 15,723,109 shares issued and 13,384,491 outstanding, and 13,690,868 shares issued and 11,489,579 outstanding, respectively	157	137
Additional paid-in-capital	156,966	120,842
Treasury stock, at cost; 2,338,618 and 2,201,289, respectively	(19,857)	(17,488)
Stock subscription notes receivable	(202)	(277)
Accumulated deficit	(20,267)	(24,801)
Total shareholders' equity	$116,797	$78,413

TOTAL LIABILITIES AND EQUITY	$204,729	$138,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Gross Contract Revenue	$71,246	$39,715	$186,105	$108,041
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	27,641	15,531	73,353	42,873
Sub-consultants and expenses	6,343	3,967	17,086	10,967
Total contract costs	33,984	19,498	90,439	53,840
Operating Expenses:
Selling, general and administrative	31,916	18,373	82,819	48,328
Depreciation and amortization	3,138	1,598	8,350	4,506
Gain on sale	(11)	(46)	(44)	(99)
Total operating expenses	35,043	19,925	91,125	52,735
Income from operations	2,219	292	4,541	1,466
Other expense	595	314	2,086	706
Income (loss) before tax expense	1,624	(22)	2,455	760
Income tax (benefit) expense	(1,773)	(379)	(2,079)	(139)
Net income	$3,397	$357	$4,534	$899
Earnings allocated to non-vested shares	504	71	731	165
Net income attributable to common shareholders	$2,893	$286	$3,803	$734
Earnings per share
Basic	$0.26	$0.03	$0.36	$0.10
Diluted	$0.25	$0.03	$0.34	$0.10
Weighted average shares outstanding:
Basic	11,304,946	8,920,505	10,669,221	7,003,462
Diluted	11,768,411	8,935,274	11,129,478	7,008,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For The Three Months Ended September 30, 2022 and 2021

(Amounts in thousands except per share data)

(Unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Stock Subscription Notes	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit	Equity
Balance at June 30, 2021	13,273,673	$133	$110,218	(2,181,428)	$(17,117)	$(542)	$(24,558)	$68,134
Issuance of new common shares	32,143	-	428	-	-	-	-	428
Purchase of treasury stock	-	-	-	(6,987)	(98)	-	-	(98)
Issuance of new common shares under stock compensation plan	39,804	-	-	-	-	-	-	-
Issuance of new common shares under employee stock purchase plan	21,915	1	254	-	-	-	-	255
Stock based compensation	-	-	2,634					2,634
Collection on stock subscription notes receivable	-	-	-	-	-	103	-	103
Capital reduction related to acquisition	-	-	(3)	-	-	-	-	(3)
Net Income	-	-	-	-	-	-	357	357
Balance at September 30, 2021	13,367,535	$134	$113,531	(2,188,415)	$(17,215)	$(439)	$(24,201)	$71,810

Balance at June 30, 2022	15,602,433	$156	$152,039	(2,338,618)	$(19,857)	$(230)	$(23,664)	$108,444
Issuance of new common shares	34,200	-	508	-	-	-	-	508
Issuance of new common shares under stock compensation plan	56,427	1	(1)	-	-	-	-	-
Issuance of new common shares under employee stock purchase plan	30,049	-	405	-	-	-	-	405
Stock based compensation	-	-	4,015	-	-	-	-	4,015
Collections on stock subscription notes receivable	-	-	-	-	-	28	-	28
Net Income	-	-	-	-	-	-	3,397	3,397
Balance at September 30, 2022	15,723,109	$157	$156,966	(2,338,618)	$(19,857)	$(202)	$(20,267)	$116,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For The Nine Months Ended September 30, 2022 and 2021

(Amounts in thousands except per share data)

(Unaudited)

	Common Stock		Additional Paid-in	Treasury Stock		Stock Subscription Notes	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Shares	Amount	Receivable	Deficit	Equity
Balance at January 1, 2021	7,840,244	$2	$58,866	(2,095,650)	$(16,022)	$(609)	$(25,100)	$17,137
Issuance of new common shares upon initial public offering	3,805,925	38	47,066	-	-	-	-	47,104
Issuance of new common shares	96,136	1	1,274	-	-	-	-	1,275
Purchase of treasury stock	-	21	(21)	(92,765)	(1,193)	-	-	(1,193)
Issuance of new common shares under stock compensation plan	1,603,315	21	(21)	-	-	-	-	-
Issuance of new common shares under employee stock purchase plan	21,915	-	255	-	-	-	-	255
Stock based compensation	-	-	5,361					5,361
Collection on stock subscription notes receivable	-	-	-	-	-	170	-	170
Conversion of common shares subject to repurchase liability to permanent equity	-	51	827	-	-	-	-	878
Capital reduction related to acquisition	-	-	(76)	-	-	-	-	(76)
Net Income	-	-	-	-	-	-	899	899
Balance at September 30, 2021	13,367,535	$134	$113,531	(2,188,415)	$(17,215)	$(439)	$(24,201)	$71,810

Balance at January 1, 2022	13,690,868	$137	$120,842	(2,201,289)	$(17,488)	$(277)	$(24,801)	$78,413
Issuance of new common shares in common stock offering	1,057,500	11	15,464	-	-	-	-	15,475
Issuance of new common shares	520,829	5	8,617	-	-	-	-	8,622
Purchase of treasury stock	-	-	-	(137,329)	(2,369)	-	-	(2,369)
Issuance of new common shares under stock compensation plan	377,800	3	(3)	-	-	-	-	-
Issuance of new common shares under employee stock purchase plan	76,112	1	999	-	-	-	-	1,000
Stock based compensation	-	-	11,039	-	-	-	-	11,039
Collections on stock subscription notes receivable	-	-	-	-	-	75	-	75
Conversion of redeemable common stock to permanent equity	-	-	8	-	-	-	-	8
Net Income	-	-	-	-	-	-	4,534	4,534
Balance at September 30, 2022	15,723,109	$157	$156,966	(2,338,618)	$(19,857)	$(202)	$(20,267)	$116,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$4,534	$899
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization - property, plant and equipment	6,366	4,283
Amortization of intangible assets	1,984	223
Gain on sale of assets	(44)	(99)
Bad debt	527	266
Stock based compensation	11,487	5,341
Deferred taxes	(833)	(1,340)
Deferred rent	(323)	(6)
Changes in operating assets and liabilities, net of acquisition of businesses
Accounts Receivable	(12,356)	(10,015)
Contract Assets	(104)	(961)
Prepaid expenses and other assets	(4,376)	(1,462)
Accounts payable and accrued expenses	5,122	6,132
Contract Liabilities	186	(31)
Net cash provided by operating activities	12,170	3,230
Cash Flows from Investing Activities:
Purchases of property and equipment	(901)	(609)
Fixed assets converted to lease financing	196	-
Proceeds from sale of assets and disposal of leases	54	100
Amounts advanced under loans to shareholders	-	(473)
Payments received under loans to shareholders	151	88
Acquisitions of businesses, net of cash acquired	(14,806)	(3,000)
Collections under stock subscription notes receivable	75	170
Net cash used in investing activities	(15,231)	(3,724)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	-	47,104
Proceeds from common stock offering, net of underwriting discounts and commissions and other offering costs	15,475	-
Net borrowings under revolving line of credit	-	(3,481)
Repayments under fixed line of credit	(547)	(540)
Repayment under notes payable	(2,720)	(735)
Payments on capital leases	(4,575)	(3,208)
Payment of contingent consideration from acquisitions	-	(2)
Payments for purchase of treasury stock	(2,368)	(582)
Proceeds from issuance of common stock	1,021	297
Net cash provided by financing activities	6,286	38,853
Net increase in cash and cash equivalents	3,225	38,359
Cash and cash equivalents, beginning of period	20,619	386
Cash and cash equivalents, end of period	$23,844	$38,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,131	$647
Cash paid for income taxes	$383	1,040
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	$(6,623)	$(5,704)
Stock redemption for exercise of stock option	-	$139
Issuance of notes payable for acquisitions	$(16,059)	$(3,450)

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

The Company is subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the nine months ended September 30, 2022, or the year ended December 31, 2021. The Company’s customers are located throughout the United States. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.

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

As of September 30, 2022 and December 31, 2021:

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

•

The liability related to shares subject to repurchase is recognized at fair value using Level 1 inputs as there is an active market for the Company’s publicly traded stock. For further discussion, see Note 14, Employee Stock Purchase and Stock Incentive Plans. The liability related to shares subject to repurchase was $0 and $7,000 as of September 30, 2022 and December 31, 2021, respectively.

Income Taxes

The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events recognized in the consolidated financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when the differences settle or become realized. Valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable or recoverable in the future. As of September 30, 2022, no valuation allowances are required and all deferred tax assets are realizable.

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

The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was (86.0%) and (18.6%), respectively. The change was due primarily to a tax benefit due to an accounting method change, an increase in R&D credit on the 2021 US Federal income tax return, windfall tax adjustments which results from the vesting of restricted stock awards at a value higher than the grant date fair value, an increase in projected R&D credits for fiscal year 2022 offset by projected limitations on the deductibility of executive compensation. The R&D credit increase for the 2021 US Federal income tax return is $0.7 million. The windfall tax adjustment for restricted stock awards is $0.5 million for the nine months ended September 30, 2022. There was no windfall tax adjustments from restricted stock awards for the nine months ended September 30, 2021. The projected R&D credit to be generated for fiscal year 2022 was $3.1 million as of September 30, 2022 and the projected R&D credit to be generated for fiscal year 2021 was $1.5 million as of September 30, 2021. The annual projected limitation on the deductibility of executive compensation is currently $3.7 million for 2022.

For the period ending December 31, 2021, the Company recorded an uncertain tax position of $1.9 million for being on an impermissible method in deducting stock-based compensation expense for income tax purposes consistent with the timing as recognized for book purposes. The Company filed Form 3115 with the Internal Revenue Service requesting to change from the impermissible method to a permissible method. On July 27, 2022 Form 3115 was approved by the IRS which will result in a reversal of the uncertain tax position to a deferred tax liability. In the third quarter, the Company recorded a tax benefit of $0.9 million related to windfall tax benefits associated with the accounting method change. Additionally, the Company recorded a benefit of $0.4 million with an equally offsetting UTP of $0.4 million during the quarter related to the annual limitation on the deductibility of executive compensation claimed on the 2021 US Federal income tax return.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). This ASU simplifies the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and the derivative scope exception for contracts in an entity’s own equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument, such as the Convertible Notes, will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. The Company adopted the new standard on a prospective basis effective January 1, 2022.

Accounting guidance not yet adopted

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”) to increase transparency and comparability of accounting for lease transactions by requiring lessees to recognize the right-of-use assets and lease liabilities on the balance sheet and to disclose qualitative and quantitative information about lease transactions and enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The effective date of ASU 2016-02 for the Company is January 1, 2022, with early adoption permitted. This ASU is not required to be reflected in the consolidated financial statements or disclosures until the year ending December 31, 2022, and therefore is not reflected in the consolidated financial statements on this Quarterly Report on Form 10-Q. The Company expects to record operating lease right of use assets and offsetting lease liabilities, primarily for office leases.  Based on the existing structure of the Company’s leases, we do not expect the adoption of Topic 842 to result in a material adjustment to equity or earnings.

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

3. Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2022 and 2021. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings of the Company. The dilutive effect of options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee Stock Purchase Plan is reflected in diluted earnings per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The dilutive effect of convertible debt is reflected in diluted earnings per share by application of the if-converted method. The Company uses the two-class method to determine earnings per share.

For calculating basic earnings per share, for the three and nine months ended September 30, 2022, the weighted average number of shares outstanding exclude 1,959,714 and 2,037,620 non-vested restricted shares and 12,316 and 13,442 unexercised substantive options. The computation of diluted earnings per share for the three and nine months ended September 30, 2022 did not assume the effect of restricted shares or substantive options because the effects were antidilutive.

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

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net income	$3,397	$357	$4,534	$899
Earnings allocated to non-vested shares	504	71	731	165
Subtotal	$2,893	$286	$3,803	$734
Denominator
Weighted average common shares outstanding	11,304,946	8,920,505	10,669,221	7,003,462
Effect of dilutive nominal options	-	-	-	-
Effect of dilutive contingently earned shares	463,465	14,769	460,257	4,978
Dilutive average shares outstanding	11,768,411	8,935,274	11,129,478	7,008,440
Basic earnings per share	$0.26	$0.03	$0.36	$0.10
Dilutive earnings per share	$0.25	$0.03	$0.34	$0.10

4. Acquisitions

Business Combinations

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

The following summarizes the changes in the preliminary calculations of the fair values of Terra assets acquired and liabilities assumed as of the acquisition date (in thousands):

	December 31, 2021	Change	September 30, 2022
Total Purchase Price	$5,812	$-	$5,812
Purchase Price Allocation:
Accounts receivable	794	488	1,282
Contract assets	457	304	761
Other assets	6	-	6
Intangible assets	1,280	-	1,280
Accounts payable and other current liabilities	(215)	-	(215)
Contract liabilities	(512)	(214)	(726)
Total identifiable assets	$1,810	$578	$2,388
Goodwill	4,002	(578)	3,424
Net assets acquired	$5,812	$-	$5,812

The contract assets increased by $0.3 million and the contract liabilities decreased by $0.2 million with a corresponding adjustment to goodwill due to the on-going analysis of the opening work in progress (“WIP”) on open contracts. The change to the provisional amount did not result in a change to operating income.

The accounts receivable increased by $0.5 million with a corresponding adjustment to goodwill due to the on-going analysis of the assumed accounts receivable.

McMahon Associates, Inc.

In the second quarter of 2022, the Company signed a purchase agreement to acquire McMahon Associates, Inc. (“McMahon”), with an effective date of May 4, 2022. McMahon is a company that specializes in transportation planning and engineering based in Fort Washington, PA. The Company paid total consideration of $18.3 million, which was comprised of 476,796 shares of common stock, at $16.64 per share, for a total of $7.9 million, plus $10.4 million in cash, two promissory notes and assumed liabilities. The shares are subject to a six-month lock-up. The first and second promissory notes bear a simple interest rate fixed at 3.50%. The first promissory note will have equal quarterly payments beginning on August 4, 2022 and ending May 4, 2025. The second promissory note will be payable in one installment of principal and interest due on March 15, 2023. For tax purposes, the acquisition will be treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.

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

The following summarizes the changes in the preliminary calculations of the fair values of McMahon’s assets acquired and liabilities assumed as of the acquisition date (in thousands):

	June 30, 2022	Change	September 30, 2022
Total Purchase Price	$18,331	$-	$18,331
Purchase Price Allocation:
Accounts Receivable, net	8,456		8,456
Prepaid and other current assets	156	135	291
Property and equipment, net	819	130	949
Intangible assets	3,342	-	3,342
Contract assets	1,017	-	1,017
Other assets	115	-	115
Accounts payable and other current liabilities	(3,818)	-	(3,818)
Capital leases - non-current	-	(134)	(134)
Other non-current obligations	(220)	-	(220)
Contract liabilities	(841)	-	(841)
Total identifiable assets	$9,026	$131	$9,157
Goodwill	$9,305	$(131)	$9,174
Net assets acquired	$18,331	$-	$18,331

For the three months ended September 30, 2022, the Company recorded measurement period adjustments to prepaid and other current assets, property and equipment, net and capital leases – non-current. The measurement period adjustments did not have any impact on the results of operations.

The consolidated financial statements of the Company include the results of operations since the date the business was acquired. The following table presents the results of operations of the acquired business from the date of acquisition for the nine months ended September 30, 2022 (in thousands):

For the Nine Months Ended September 30, 2022
Gross Contract Revenue	$14,136
Net Income (loss)	$419

The following table presents the unaudited, pro forma consolidated results of operations for the nine months ended September 30, 2022 and September 30, 2021, respectively, assuming that the McMahon acquisition described above occurred at January 1, 2021. These unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Gross Contract Revenue	$198,315	$134,007
Net Income (loss)	$5,478	$1,190

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

The following summarizes the changes in the preliminary calculations of the fair values of Fabre assets acquired and liabilities assumed as of the acquisition date (in thousands):

	June 30, 2022	Change	September 30, 2022
Total Purchase Price	$500	$-	$500
Purchase Price Allocation:
Accounts Receivable, net			-
Prepaid and other current assets			-
Property and equipment, net	14		14
Intangible assets	-	442	442
Contract assets	9		9
Accounts payable and other current liabilities	(10)		(10)
Contract liabilities	(1,300)	1,003	(297)
Total identifiable assets	$(1,287)	$1,445	$158
Goodwill	1,787	(1,445)	342
Net assets acquired	$500	$-	$500

The contract liabilities decreased by $1.0 million with a corresponding adjustment to goodwill due to the on-going analysis of the opening work in progress (“WIP”) on open contracts. The change to the provisional amount resulted in an increase in revenue of $0.1 million.

Project Design Consultants, LLC.

In the third quarter of 2022, the Company signed a purchase agreement to acquire Project Design Consultants, LLC (“PDC”), with an effective date of July 15, 2022. PDC is a civil engineering and land surveying firm based in San Diego, CA. The Company paid total consideration of $14.8 million, which was comprised of $14.8 million in cash, two promissory notes, a convertible note and assumed liabilities. The two promissory notes bear a simple interest rate fixed at 4.75%. The first promissory note will be payable in equal quarterly payments of principal and interest beginning on October 15, 2022 and ending July 15, 2025. The second promissory note will be payable in two installments of principal and interest due on March 15, 2023 and on the first anniversary of the closing date. The convertible note bears simple interest fixed at 4.75% and shall be convertible to shares of common stock at anytime, at a conversion price of $14.00 per share. Subject to the exercise of the conversion, the convertible note will have quarterly payments of principal, interest or both beginning October 2022 and ending April 2027. For tax purposes, the acquisition will be treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.

The acquisition of PDC allows Bowman to further advance its market expansion and service diversification initiatives by expanding our reach in Southern California and with key public sector and utility clients.

The following summarizes the preliminary calculations of the fair values of PDC assets acquired and liabilities assumed as of the acquisition date (in thousands):

Total Purchase Price	$14,801
Purchase Price Allocation:
Accounts receivable	2,199
Prepaid and other current assets	161
Contract assets	926
Property and equipment, net	489
Other assets	41
Accounts payable and other current liabilities	(1,129)
Contract liabilities	(1,362)
Capital leases - non-current	(67)
Other non-current obligations	(170)
Total identifiable assets	$1,088
Goodwill	13,713
Net assets acquired	$14,801

The purchase price allocation consists primarily of goodwill and is based upon preliminary information that is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of PDC’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

Anchor Consultants, LLC.

In the third quarter of 2022, the Company signed a purchase agreement to acquire Anchor Consultants, LLC (“Anchor”), with an effective date of August 26, 2022. Anchor is an engineering firm based in Chadds Ford, PA specializing in the planning, permitting, design and construction management of infrastructure that forms the waterfront of the nation’s inland waterways. The Company paid total consideration of $4.1 million, which was comprised of cash, promissory notes, a convertible note and assumed liabilities. The promissory note bears a simple interest rate fixed at 5.50% with equal quarterly payments beginning on November 26, 2022 and ending on August 26, 2025. The convertible note bears a simple interest rate fixed at 5.50% and shall be convertible to shares of common stock at anytime at conversion price of $18.00 per share. Subject to the exercise of the conversion, the convertible note will have quarterly payments of principal, interest or both beginning November 2022 and ending May 2027. For tax purposes, the acquisition will be treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.

The acquisition of Anchor furthers Bowman’s diversification initiatives by adding to its customer base that builds and maintains critical infrastructure in waterfront planning, design and engineering.

The purchase price allocation consists primarily of goodwill, in the amount of $4.0 million, and is based upon preliminary information that is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes. The Company has not completed its final assessment of the fair values of Anchor’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

A&A Land Surveying, Inc.

In the third quarter of 2022, the Company signed a purchase agreement to acquire A&A Land Surveying, Inc. (“A&A”), with an effective date of September 30, 2022. A&A is a land surveying corporation organized and existing under the laws of the state of New York. The Company paid total consideration of $1.0 million, which was comprised of 34,200 shares of common stock at $14.62 per share, for a total of $0.5 million, plus $0.5 million in cash and a promissory note. The promissory note bears a simple interest rate fixed at 6.25% with equal quarterly payments beginning on December 31, 2022 and ending on September 30, 2024. Of the $1.0 million purchase price, $0.9 million is contingent on the final approval of the transfer of license by New York state. The allocation of the purchase price was recorded entirely to indefinite-lived intangible assets.

The benefit to the Company of the acquisition was A&A’s ability to conduct surveying operations in New York state, based on its original date of incorporation, without being a professional services corporation with individual ownership.

5. Disaggregation of Revenue and Contract Balances

The Company disaggregates revenues by contract type, see Revenue Recognition in Note 2 for further details. For the three and nine months ended September 30, 2022, the Company derived 93.4% and 93.8% of its revenue from contracts classified as lump sum, and 6.6% and 6.2% of its revenue from exclusively time and material contracts, respectively. The Company had approximately $206.6 million in remaining performance obligations as of September 30, 2022 of which it expects to recognize approximately 99.9% within the next twelve months and the remaining 0.1% thereafter.

Disaggregated revenues by contract type were as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
Fixed fee	$66,518	93.4%	$38,206	96.2%	$174,590	93.8%	$103,179	95.5%
Time-and-materials	4,728	6.6%	1,509	3.8%	11,515	6.2%	4,862	4.5%
Gross contract revenue	$71,246	100.0%	$39,715	100.0%	$186,105	100.0%	$108,041	100.0%

The Company recognized $0.2 million and $2.6 million of revenue for the three and nine months ended September 30, 2022, respectively, which was included in the contract liabilities balance as of December 31, 2021, and $0.1 million and $1.3 million of revenue for the three and nine months ended September 30, 2021, respectively, which was included in the contract liabilities balance as of December 31, 2020.

6. Contracts in Progress

The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Costs incurred on uncompleted contracts	$243,717	$168,110
Estimated contract earnings in excess of costs	344,977	229,949
Estimated contract earnings to date	588,694	398,059
Less: billed to date	(584,611)	(393,493)
Net contract assets	$4,083	$4,566

7. Notes Receivable

The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The following is a summary of these notes receivable (in thousands):

	September 30, 2022	December 31, 2021
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 0.0% - 5.5%. The notes receivable mature through November 2024.	$2,345	$2,478
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2023.	903	903
Total:	3,248	3,381
Less: current portion
Officers, employees and affiliates	(1,162)	(1,260)
Noncurrent portion	$2,086	$2,121

Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. During the nine months ended September 30, 2022, interest accrued on the notes receivable at the stipulated rates between 0.0% and 5.50%.

8. Property and Equipment, Net

Property and equipment for fixed assets are as follows (in thousands):

	September 30, 2022	December 31, 2021
Computer equipment	$2,003	$1,279
Survey equipment	4,775	4,625
Vehicles	944	763
Furniture and fixtures	2,322	1,675
Leasehold improvements	7,309	6,886
Software	317	332
Fixed assets pending lease financing [1]	323	519
Total:	17,993	16,079
Less: accumulated depreciation	(11,745)	(10,669)
Property and Equipment, net of capital leased assets	$6,248	$5,410

1 assets acquired which will be re-financed under the Company's capital lease facilities

Depreciation expense for fixed assets for the three and nine months ended September 30, 2022 was $0.5 million and $1.1 million, respectively. Depreciation expense for fixed assets for the three and nine months ended September 30, 2021 was $0.2 million and $0.6 million, respectively.

Property and equipment for capital leased assets are as follows (in thousands):

	September 30, 2022	December 31, 2021
Equipment	$20,714	$15,391
Vehicles	6,522	5,542
Total:	27,236	20,933
Less: accumulated amortization on leased assets	(10,801)	(6,141)
Capital Leased Assets, net	$16,435	$14,792

Amortization expense for capital leased assets for the three and nine months ended September 30, 2022 was $1.9 million and $5.3 million, respectively. Amortization expense for capital leased assets for the three and nine months ended September 30, 2021 was $1.3 million and $3.7 million, respectively.

9. Goodwill

The following is a summary of goodwill resulting from business acquisitions held by the Company at September 30, 2022 (in thousands):

Goodwill
Balance as of December 31, 2021	$28,471
2022 Activity	26,793
Balance as of September 30, 2022	$55,264

10. Intangible Assets

Total intangible assets consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$13,257	$(1,481)	$11,776	$10,018	$(665)	$9,353
Contract rights	3,499	(1,371)	2,128	2,333	(224)	2,109
Leasehold	187	(38)	149	160	(17)	143
Non-compete agreement	137	(137)	-	137	(137)	-
Domain name	281	-	281	281	-	281
Licensing rights	1,400	-	1,400	400	-	400
Total	$18,761	$(3,027)	$15,734	$13,329	$(1,043)	$12,286

The domain name and licensing rights acquired during the nine months ended September 30, 2022 and the year ended December 31, 2021 for a total of $1.7 million and $0.7 million, respectively, have indefinite useful lives.

The following table summarizes the weighted average useful lives of intangible assets by asset class used for straight-line expense purposes:

	September 30, 2022	December 31, 2021
Customer relationships	13.21	10.32
Contract rights	2.45	2.87
Leasehold	8.05	9.17
Non-compete agreement	3.00	3.00

Amortization expense for the three and nine months ended September 30, 2022 was $0.7 million and $2.0 million, respectively. Amortization expense for capital leased assets for the three and nine months ended September 30, 2021 was $0.1 million and $0.2 million, respectively.

Future amortization for the remainder of 2022 and for the succeeding years is as follows (in thousands):

2022	689
2023	2,175
2024	1,809
2025	1,050
2026	1,023
Thereafter	7,307
Total	$14,053

11. Bank Revolving Line of Credit and Fixed Credit Facilities

On September 30, 2022, the Company had one revolving (the “Revolving Line”) and three non-revolving credit facilities (“Fixed Line 1”, Fixed Line 2” and “Fixed Line 4”) with Bank of America. On September 30, 2022 and September 30, 2021, the interest rate on the Revolving Line was 2.11% and 3.60%, respectively. All outstanding principal on the Revolving Line is due on July 31, 2023. On September 30, 2022 and December 31, 2021, there was no outstanding balance on the Revolving Line. On November [8], 2022, the Company restructured the Revolving Line, increasing it to $50 million in the process (see Subsequent Events).

Fixed Line #1 had a maximum advance of $1.0 million and does not allow for re-borrowings and is included in Notes Payable (see Note 12). On September 30, 2022 and 2021, the interest rate was 4.96% and 2.83%, respectively. Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2018, the Company was obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in August 2023. On September 30, 2022 and December 31, 2021, the outstanding balance on Fixed Line #1 was $0.2 million and $0.3 million, respectively.

Fixed Line #2 had a maximum advance of $1.0 million and does not allow for re-borrowings and is included in Notes Payable (see Note 12). Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2020, the Company is obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in September 2025. On September 30, 2022 and December 31, 2021, the outstanding balance on Fixed Line #2 was $0.6 million and $0.7 million, respectively.

Facility #4 is a term loan with a principal loan amount of $1.0 million and is included in Notes Payable (see Note 12). The loan is to be repaid over thirty-six equal monthly installments beginning April 13, 2020, through maturity on March 13, 2023. The interest rate on this loan is 3.49%. On September 30, 2022 and December 31, 2021, the outstanding balance on Facility #4 was $0.2 million and $0.4 million, respectively.

The Company secures its obligations under the Credit Agreement with substantially all assets of the Company. Obligations of the Company to certain other shareholders of the Company are subordinated to the Company’s obligations under the Credit Agreement and Fixed Line loans. The Company must maintain, on a combined basis certain financial covenants defined in the Credit Agreement.

Interest expense on the Revolving and Fixed Lines totaled $11,000 and $31,000 during the three and nine months ended September 30, 2022, respectively. Interest expense on the Revolving and Fixed Lines totaled $12,000 and $0.1 million during the three and nine months ended September 30, 2021, respectively.

12. Notes Payable

Notes payable consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Related parties:
Shareholders - Interest accrues annually at rates ranging from 0.00% - 6.50%. The notes payable mature on various dates through October 2025.	$12,007	$10,771
Owners of Acquired Entities - Interest accrues annually at rates ranging from 3.25% - 7.00% annually. The notes payable mature on various dates through October 2024.	7,475	450
Convertible Notes Payable - Interest accrues annually at rates ranging from 4.75% - 5.50% annually. The convertible notes payable mature on various dates through May 2027.	5,050	-
Unrelated third parties:
Note payable for purchase of software and vehicles	62	34
Note payable for purchase of intangible asset	100	100
Fixed line notes payable - see note 11	956	1,502
Total	25,650	12,857
Less: current portion	(9,843)	(4,450)
Noncurrent portion	$15,807	$8,407

The Company’s President, Chairman and Chief Executive Officer guarantees certain of the notes payable, and certain of the notes payable are subordinate to the terms of the Credit Agreement disclosed in Note 11.

Interest expense attributable to the notes payable totaled $0.2 million and $0.4 million for the three and nine months ended September 30, 2022, respectively. Interest expense attributable to the notes payable totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively.

Future principal payments on notes payable for remainder of 2022 and succeeding years are as follows (in thousands):

2022	$1,934
2023	9,912
2024	7,422
2025	3,857
2026	1,683
Thereafter	842
Total	$25,650

Convertible Notes Payable

In July 2022, the Company issued a $4.0 million 4.75% unsubordinated convertible note with a maturity date in July 2027 as partial consideration for the acquisition of Project Design Consultants, LLC (Note 4).  The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $14.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note will be payable in quarterly payments of principal, interest or both beginning in October 2022 and ending in April 2027.  At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price.  If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of September 30, 2022, there has been no election by the holders to convert any portions of the convertible note to common stock.

In August 2022, the Company issued a $1.1 million 5.50% unsubordinated convertible note with a maturity date in May 2027 as partial consideration for the acquisition of Anchor Consultants, LLC (Note 4).  The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $18.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note will have quarterly payments of principal, interest or both beginning in November 2022 and ending in May 2027.  At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price.  If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of September 30, 2022, there has been no election by the holders to convert any portions of the convertible note to common stock.

13. Related Party Transactions

The Company leases commercial office space from BCG Chantilly, LLC (BCC), an entity in which Mr. Bowman, Mr. Bruen and Mr. Hickey collectively own a 63.6% interest. As of September 30, 2022 and December 31, 2021 there were no amounts due to or receivables due from BCC. Rent expense for the three and nine months ended September 30, 2022 was $21,000 and $60,000, respectively. Rent expense for the three and nine months ended September 30, 2021 was $21,000 and $60,000, respectively.

Bowman Lansdowne Development, LLC (BLD) is an entity in which Mr. Bowman, Mr. Bruen, Mr. Hickey have an ownership interest. On September 30, 2022 and December 31, 2021, the Company’s notes receivable included $0.5 million and $0.5 million, respectively, from BLD.

Lansdowne Development Group, LLC (LDG) is an entity in which BLD has a minority ownership interest. On September 30, 2022 and December 31, 2021, our accounts receivable included $0.1 million and $0.1 million, respectively, due from LDG. On September 30, 2022 and December 31, 2021, notes receivable included $0.4 million and $0.4 million, respectively from LDG.

Bowman Realty Investments 2010, LLC (BR10) is an entity in which Mr. Bowman, Mr. Bruen, Mr. Hickey have an ownership interest. On September 30, 2022 and December 31, 2021, the Company’s notes receivable included $0.2 million and $0.2 million, respectively, from BR10.

Alwington Farm Developers, LLC (AFD) is an entity in which BR10 has a minority ownership interest. On September 30, 2022 and December 31, 2021, notes receivable included $1.2 million and $1.2 million, respectively, from AFD.

MREC Shenandoah VA, LLC (“MREC Shenandoah”) is an entity in which Lake Frederick Holdings, LLC (“Lake Frederick Holdings”) owns a 92% interest and Shenandoah Station Partners LLC, an entity owned in part by Bowman Lansdowne and in part by Bowman Realty 2013, owns an 8% interest. Mr. Bowman owns a 100% interest in, and is the manager of, Lake Frederick Holdings. Mr. Bowman, Mr. Bruen and Mr. Hickey are each members of Bowman Realty 2013. Since 2020, the Company has provided engineering services to MREC Shenandoah in exchange for cash payments. During the three and nine months ended September 30, 2022, the Company received payments for engineering services provided to MREC Shenandoah in the amount of $48,000 and $0.2 million, respectively. The Company did not receive any payments for engineering services provided to MREC Shenandoah during the three and nine months ended September 30, 2021.

During the nine months ended September 30, 2022 and 2021, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $17,000 and $0.1 million, respectively. These entities were billed $18,000 and $0.1 million, respectively.

Gregory Bowman, the son of Mr. Bowman, is a full-time employee of the Company. Gregory Bowman was paid $0.1 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

On September 30, 2022 and December 31, 2021, the Company was due $0.1 million and $0.1 million, respectively, from shareholders under the terms of stock subscription notes receivable. These shareholders were executive officers as of the beginning of 2021 but are no longer.

On September 30, 2022 and December 31, 2021, the Company owed $0.2 million and $0.2 million, respectively, to a retired shareholder and former director in connection with a 2015 acquisition.

In August 2022, the Company agreed to reimburse Mr. Bowman at a fixed hourly rate for the business use of an aircraft owned by Sunrise Asset Management, a company owned 100% by Mr. Bowman. No such reimbursement has so far occurred.

14. Employee Stock Purchase and Stock Incentive Plans

Employee Stock Purchase Plan

Effective April 30, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees who elect to participate are granted the right to purchase shares of common stock at a 15% discount of the weighted average selling price of the Company stock for the 30 days prior to the last day of the offering period.

The following table summarizes the stock issuance activity under the ESPP for the nine months ended September 30, 2022 (in thousands, except share data):

September 30, 2022
Total purchase price paid by employees for shares sold	$1,000

Number of shares sold	76,112

Stock Options

Effective May 11, 2021 the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The plan is administered by the board of directors (the “Board”), who on its own action or through its designee may make grants of restricted stock options, including Incentive Stock Options (“ISO”), and non-qualified stock options (“NQSO”). The purpose of the Plan is to grant equity incentive awards to eligible participants to attract, motivate and retain key personnel. The Plan supersedes and replaces any prior plan for stock options except that the prior plan shall remain in effect with respect to options granted under such prior plan until such options have been exercised, expired or canceled.

The number of shares for which each option shall be granted, whether the option is an ISO or NQSO, the option price, the exercisability of the option, and all other terms and conditions of the option are determined by the Board at the time the option is granted. The options generally vest over a period between two and five years.

For the nine months ended September 30, 2022, no new option shares were granted.

A summary of the status of stock options exercised, including the substantive options discussed in Note 3, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	14,927	$5.99
Granted	-	-
Exercised	(3,569)	5.97
Expired or cancelled	-	-
Outstanding at September 30, 2022	11,358	$5.99

The following summarizes information about options outstanding and exercisable at January 1, 2022 and September 30, 2022:

	Options Outstanding and Exercisable
	Exercise Price	Total Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Total Exercisable
January 1, 2022	$6.57	14,927	5.0	$5.99	14,927
September 30, 2022	$6.28	11,358	5.0	$5.99	11,358

The intrinsic value of these options on September 30, 2022 and December 31, 2021 was $8.32 and $14.68, respectively.

The Company received cash payments of $7,862 and $21,346 from the exercise of options under the Stock Option Plan in the three and nine months ended September 30, 2022, respectively.

The Company did not record any compensation costs related to stock options during the three and nine months ended September 30, 2022.

As of September 30, 2022, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.

Stock Bonus Plan

Effective May 11, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The Plan is administered by the Board through which they can issue restricted stock awards. As of September 30, 2022, 3,450,729 shares of common stock are authorized and reserved for issuance under the Plan. This reserve automatically increases on each January 1, for the duration of the Plan, in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year. The Plan supersedes and replaces any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.

During the nine months ended September 30, 2022, the Board granted 385,647 shares of restricted stock under the Plan. The shares have a vesting period of up to five years during which there are certain restrictions as described in the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the shares on such date, or if there are no sales on such date, on the next preceding day on which there were sales.

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

During the nine months ended September 30, 2022 no new restricted stock awards were granted under the Stock Bonus Plan.

The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2022	2,218,283	13.74
Granted	385,647	16.32
Vested	(630,905)	13.70
Cancelled	(7,847)	13.20
Outstanding at September 30, 2022	1,965,178	14.26

On November 10, 2021 the compensation committee of the Company’s Board adopted the 2021 Executive Officers Long Term Incentive Plan (the “Officers LTIP”). The Officers LTIP is established under the Plan and is subject to the terms and conditions thereof. The purpose of this plan is to attract, retain and motivate key officers and employees through the grant of equity-based awards that reward Company performance over a period greater than one year and align their interests with long-term stockholder value.

During the nine months ended September 30, 2022, the compensation committee approved the grants of 186,587 performance-based stock units to certain executive officers of the Company under the Officers LTIP. The performance based restricted stock units are subject to a market condition, with a vesting period of 2.91 years. The number of units earned is based on total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the components of a custom peer group during the performance period from February 10, 2022 to December 31, 2024. The performance stock units are valued using a Monte Carlo simulation with model inputs of opening average share value, valuation date stock price, expected volatilities, correlation coefficient, risk-free interest rate, and expected dividend yield for the Company and the custom peer group.

The following table summarizes the activity of performance stock units subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2022	260,842	13.81
Granted	186,587	13.05
Vested	-	-
Cancelled	-	-
Outstanding at September 30, 2022	447,429	13.49

The Company recognized forfeitures as they occur.

The following table represents the change in the liability to common shares subject to repurchase and the associated non-cash compensation expense for the nine months ended September 30, 2022 and the year ended December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Beginning Balance	$7	$842
Non-cash compensation from ratable vesting	-	41
Non-cash compensation from change in fair value of liability	-	2
Other stock activity, net	$(7)	516
Reclassification upon modification	-	(1,394)
Ending balance	-	$7

As of September 30, 2022, the Company had 2,412,607 shares of unvested stock awards that vest between October 1, 2022 and December 31, 2027.

The future expense of the unvested awards for the remainder of 2022 and succeeding years is as follows (in thousands):

2022	$3,441
2023	12,437
2024	6,861
2025	1,735
Thereafter	274
Total	$24,748

15. Capital Leases

The Company leases equipment and vehicles under capital lease agreements. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $0.6 million per month. We use the incremental borrowing rate on our revolving line of credit to calculate the present value on new leases.

Future minimum commitments under non-cancelable capital leases for the remainder of 2022 and succeeding years are as follows (in thousands):

2022	$1,936
2023	6,459
2024	4,130
2025	3,028
2026	767
Total minimum lease payments	$16,320
Less: amount representing interest	(2,168)
Present value of total net minimum lease payments	$14,152
Less: current portion of net minimum lease payments	(7,473)
Long-term portion of net minimum lease payments	$6,679

The above table is exclusive of the $3.3 million bargain purchase price associated with the $17.5 million total liability to capital leases as presented on the consolidated balance sheet.

16. Commitments and Contingencies

Operating leases

The Company leases office space, equipment and vehicles. Nearly all equipment and vehicles are leased under capital lease agreements and all office space under operating lease agreements. Rent, vehicle and equipment lease expense for the three and nine months ended September 30, 2022, was $2.3 million and $6.1 million, respectively. Rent, vehicle and equipment lease expense for the three and nine months ended September 30, 2021, was $1.5 million and $4.3 million, respectively.

Future minimum lease payments for the remainder of 2022 and for the succeeding years is as follows (in thousands):

2022	$2,296
2023	7,993
2024	7,206
2025	6,159
2026	4,740
Thereafter	10,332
Total	$38,726

17. Subsequent Events

On October 31, 2022, pursuant to a Bill of Sale among Huntington Technology Finance, as Seller/Lessor, the Company, as Lessee, and Honour Capital LLC ,as Buyer, approximately $9.5 million of equipment leased by the Company and financed by Huntington was purchased by Honour Capital. The Company’s indebtedness related to the leased equipment was refinanced by Honour. The Company is currently evaluating the impact on the consolidated financial statements and related disclosures.

On November 4, 2022, the Company completed the acquisition of substantially all of the assets of Spatial Acuity, LLC pursuant to the Asset Purchase Agreement, dated October 31, 2022 (the “Agreement”), among the Company, Spatial Acuity, LLC, and certain key members. The aggregate consideration was approximately $4.0 million which consisted of (i) $1.0 million in cash (ii) non-negotiable promissory notes in the aggregate amount of $1.0 million, subject to adjustment and (iii) 134,042 shares of common stock, at $14.92 per share. The Agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional purchase price consideration on certain financial performance thresholds.

On November 4, 2022, the Company completed the acquisition of substantially all of the assets of SEI Engineering, LLC pursuant to the Asset Purchase Agreement, dated November 2, 2022 (the “Agreement”), among the Company, SEI Engineering, LLC, and certain key members. The aggregate consideration was approximately $0.8 million which consisted of (i) $0.4 million in cash and (ii) non-negotiable promissory notes in the aggregate amount of $0.4 million, subject to adjustment.

On November 11, 2022, the Company and certain of its subsidiaries, as guarantors, entered into an Amended and Restated Credit Agreement with Bank of America, N.A.  (the "Amended and Restated Agreement") as well as an Amended and Restated Pledge and Security Agreement. The Amended and Restated Agreement increases the maximum principal amount of the revolving line of credit to $50 million, is secured by all the assets of the Company and the subsidiary guarantors and has a maturity date of September 30, 2024.  Under the Amended and Restated Agreement, the Company is required to comply with certain covenants, including covenant on indebtedness, investments, liens and restricted payments, as well as maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Amended and Restated Agreement).

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

Gross contract revenue for the three months ended September 30, 2022 and 2021 was $71.2 million and $39.7 million, respectively, representing year over year growth of 79.3%. Gross contract revenue derived from our workforce represented 91.1% and 90.0% of gross contract revenue for the three months ended September 30, 2022 and 2021, respectively (see Net service billing – non-GAAP below). Our adjusted EBITDA was $9.6 million on net income of $3.4 million and $4.4 million on net income of $0.4 million for the three months ended September 30, 2022 and 2021, respectively. (see Adjusted EBITDA – non-GAAP below)

Gross contract revenue for the nine months ended September 30, 2022 and 2021 was $186.1 million and $108.0 million, respectively representing year over year growth of 72.3%. Gross contract revenue derived from our workforce represented 90.8% and 89.8% of gross contract revenue for the nine months ended September 30, 2022 and 2021, respectively (see Net service billing – non-GAAP below). Our adjusted EBITDA was $24.6 million on net income of $4.5 million and $12.7 million on net income of $0.9 million for the nine months ended September 30, 2022 and 2021, respectively. (see Adjusted EBITDA – non-GAAP below)

On May 4, 2022, we completed the acquisition of McMahon Associates, Inc. pursuant to the Stock Purchase Agreement, dated May 4, 2022, among the Company, McMahon, McMahon Associates Holdings, Inc. (“McMahon Holdings”) and certain shareholders of McMahon Holdings. The aggregate consideration was approximately $18.3 million which consisted of (i) $7.0 million in cash, (ii) non-negotiable promissory notes in the aggregate amount of $3.4 million, subject to adjustment, and (iii) the issuance of 476,796 shares of restricted common stock which was priced at $16.64 per share on May 4, 2022. The restricted shares are subject to a six-month lock-up agreement. The transaction was structured as a stock purchase with a joint election to treat the acquisition as an asset sale pursuant to the Internal Revenue Code. As such, determination of the final acquisition cost is subject to adjustment based on customary post-closing purchase price accounting. The acquisition of McMahon Associates, Inc. allows Bowman to further enhance its transportation planning and engineering services to private and public sector clients thereby allowing us to broaden our offering and better serve our public and private sector customers.

On July 15, 2022, we completed the acquisition of Project Design Consultants, LLC pursuant to the Membership Interest Purchase Agreement, dated July 15, 2022, among the Company, PDC, PDC Holdings, Inc., and certain shareholders of PDC Holdings.  The aggregate consideration was approximately $14.8 million which consisted of (i) $4.8 million in cash, (ii) non-negotiable promissory notes in the aggregate amount of $6.0 million, subject to adjustment, and (iii) $4 million unsecured convertible note, not subject to subordination. The note is convertible to shares of common stock at anytime at a conversion price of $14.00 per share with a maturity date of July 15, 2027.  The transaction was structured as a membership interest purchase with a joint election to treat the acquisition as an asset sale pursuant to the Internal Revenue Code. As such, determination of the final acquisition cost is subject to adjustment based on customary post-closing purchase price accounting. The acquisition of Project Design Consultants, LLC allows Bowman to further advance our market expansion and service diversification initiatives by expanding our reach in Southern California and with key public sector and utility clients.

On August 26, 2022, the Company completed the acquisition of Anchor Consultants, LLC pursuant to the Asset Purchase Agreement, dated August 26, 2022 (the “Agreement”), among the Company, Anchor Consultants, LLC, and a certain key member. The aggregate consideration was approximately $4.1 million which consisted of cash, promissory notes and a convertible note. The promissory note bears a simple interest rate fixed at 5.50% with equal quarterly payments beginning on November 26, 2022 and ending August 26, 2025. The convertible note bears a simple interest rate fixed at 5.50% and shall be convertible to shares of common stock at anytime at a conversion price of $18.00 per share. Subject to the exercise of the conversion, the convertible note will be payable in quarterly payments of principal, interest or both beginning in November 2022 and ending in May 2027. The purchase price allocation consists primarily of goodwill and is based upon preliminary information that is subject to change when additional information is obtained.

On September 30, 2022, the Company completed the acquisition of A&A Land Surveying, Inc. pursuant to the Stock Purchase Agreement dated September 30, 2022, among the Company, A&A Land Surveying, Inc., and a certain key shareholder. The aggregate consideration was approximately $1.0 million which consisted of 34,200 shares of common stock, at $14.62 per share, for a total of $0.5 million, plus $0.5 million in cash and promissory note. The promissory note bears a simple interest rate fixed at 6.25% with equal quarterly payments beginning on December 31, 2022 and ending on September 30, 2024. Of the $1.0 million purchase price, $0.9 million is contingent on the final approval of the transfer of license by New York state. The allocation of the purchase price was recorded entirely to indefinite-lived intangible assets.

Subsequent Events

On October 31, 2022, pursuant to a Bill of Sale among Huntington Technology Finance, as Seller/Lessor, the Company, as Lessee, and Honour Capital LLC ,as Buyer, approximately $9.5 million of equipment leased by the Company and financed by Huntington was purchased by Honour Capital. The Company’s indebtedness related to the leased equipment was refinanced by Honour. The Company is currently evaluating the impact on the consolidated financial statements and related disclosures.

On November 4, 2022, the Company completed the acquisition of substantially all of the assets of Spatial Acuity, LLC pursuant to the Asset Purchase Agreement, dated October 31, 2022 (the “Agreement”), among the Company, Spatial Acuity, LLC, and certain key members. The aggregate consideration was approximately $4.0 million which consisted of (i) $1.0 million in cash (ii) non-negotiable promissory notes in the aggregate amount of $1.0 million, subject to adjustment and (iii) 134,042 shares of common stock, at $14.92 per share. The Agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional purchase price consideration on certain financial performance thresholds.

On November 4, 2022, the Company completed the acquisition of substantially all of the assets of SEI Engineering, LLC pursuant to the Asset Purchase Agreement, dated November 2, 2022 (the “Agreement”), among the Company, SEI Engineering, LLC, and certain key members. The aggregate consideration was approximately $0.8 million which consisted of (i) $0.4 million in cash and (ii) non-negotiable promissory notes in the aggregate amount of $0.4 million, subject to adjustment.

On November 11, 2022, the Company and certain of its subsidiaries, as guarantors, entered into an Amended and Restated Credit Agreement with Bank of America, N.A.  (the "Amended and Restated Agreement") as well as an Amended and Restated Pledge and Security Agreement. The Amended and Restated Agreement increases the maximum principal amount of the revolving line of credit to $50 million, is secured by all the assets of the Company and the subsidiary guarantors and has a maturity date of September 30, 2024.  Under the Amended and Restated Agreement, the Company is required to comply with certain covenants, including covenant on indebtedness, investments, liens and restricted payments, as well as maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Amended and Restated Agreement).

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

COVID-19 Update

As of the date of this Quarterly Report on Form 10-Q, we have not experienced any material financial distress resulting from the COVID-19 pandemic. Included in accounts payable and accrued liabilities and other non-current obligations in the consolidated balance sheet as of September 30, 2022, is $1.2 million of deferred employer payroll taxes as afforded us under the CARES Act. We continue to evaluate the potential impact of COVID-19 and its variants on projects and our operations.

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

Our contracts with customers generally contain multiple assignments based on two types of pricing characteristics:

Hourly, also referred to as time and materials, are common for professional and technical consulting assignments both short-term and multi-year in duration. Under these types of assignments, there is no predetermined maximum fee and as such, we generally experience no risk associated with our ability to bill for all hours expended. We negotiate billing rates and charge our customers based upon the actual hours expended toward a deliverable. These assignments may have not-to-exceed parameters requiring us to receive additional authorizations from our customer to continue working, but we likewise do not have to continue working without assurances of payment for such additional work. Hourly assignments represented approximately $4.7 million and $11.5 million or 7% and 6% of our gross contract revenue for the three and nine months ended September 30, 2022, respectively.  For the three and nine months ended September 30, 2021, hourly assignments represented approximately $1.5 million and $4.9 million or 4% and 5% of our gross contract revenue, respectively.

Lump sum, also referred to as fixed fee, typically require the performance of some, or all, of the obligations under the assignment for a specified amount, subject to price adjustments only if the scope of the project changes or unforeseen requirements arise. Our fixed fee assignments generally include a specific scope of work and defined deliverables. Most of our assignments are lump sum in nature representing approximately $66.5 million and $174.6 million or 93% and 94% of our gross contract revenue for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, assignments that are lump sum in nature representing approximately $38.2 million and $103.2 million or 96% and 96% of our gross contract revenue, respectively. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that is performed at risk with no documented customer commitment.

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

Results of Operations

Combined results of operations

The following represents our condensed consolidated results of operations for periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Gross contract revenue	$71,246	$39,715	$186,105	$108,041
Contract costs (exclusive of depreciation and amortization)	33,984	19,498	90,439	53,840
Operating expense	35,043	19,925	91,125	52,735
Income from operations	2,219	292	4,541	1,466
Other (income) expense	595	314	2,086	706
Income tax expense (benefit)	(1,773)	(379)	(2,079)	(139)
Net income	$3,397	$357	$4,534	$899
Net margin	4.8%	0.9%	2.4%	0.8%
Other financial information [1]
Net service billing	$64,903	$35,748	$169,019	$97,074
Adjusted EBITDA	9,624	4,426	24,606	12,697
Adjusted EBITA margin, net	14.8%	12.4%	14.6%	13.1%

[1]	Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below in results of operations.

Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

Gross Contract Revenue

Gross contract revenue for the three months ended September 30, 2022, increased $31.5 million or 79.4% to $71.2 million as compared to $39.7 million for the three months ended September 30, 2021. For the three months ended September 30, 2022, gross contract revenue attributable to work performed by our workforce increased $29.2 million, or 81.8% to $64.9 million or 91.1% of gross contract revenue as compared to $35.7 million or 89.8% for the three months ended September 30, 2021 (see Net service billing – non-GAAP). Of the $31.5 million increase in gross contract revenue during the three months ended September 30, 2022, acquisitions represented $22.6 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic.  For each measurement and comparison period, historical balances of acquired and organic are adjusted to include revenue accordingly.

Changes in gross contract revenue disaggregated between our core and emerging end markets were as follows (in thousands other than percentages):

	For the Three Months Ended September 30,
Consolidated Gross Contract Revenue	2022	%GCR	2021	%GCR	Change	% Change
Building Infrastructure	$44,765	62.8%	$28,303	71.3%	$16,462	58.2%
Transportation	13,218	18.6%	4,033	10.2%	9,185	227.7%
Power & Utilities	8,809	12.4%	6,295	15.9%	2,514	39.9%
Other emerging markets [1]	4,454	6.2%	1,084	2.6%	3,370	310.8%
Total:	$71,246	100.0%	$39,715	100.0%	$31,531	79.4%

Organic	$47,827	67.1%	$38,853	97.8%	$8,974	23.1%
Acquired [2]	23,419	32.9%	862	2.2%	22,557	n/a
Total:	$71,246	100.0%	$39,715	100.0%	$31,531	79.4%

[1] represents renewable energy, mining, water resources and other
[2] after four quarters post-closing, acquired revenue is reclassified as organic; this results in a change from previously reported numbers

For the three months ended September 30, 2022, gross contract revenue from our building infrastructure market increased $16.5 million or 58.2% as compared to the three months ended September 30, 2021. Building Infrastructure includes commercial, municipal and residential infrastructure.  The increase in building infrastructure revenue is the result of organic growth and acquisitions. Within the building infrastructure market, 44.1% of gross contract revenue was derived from residential activities, 42.2% from commercial activities including in-building services, and 13.7% from municipal activities. Within residential, 39.3% of gross contract revenue was derived from for-sale homebuilding activity, 49.3% from residential multi-family and 11.4% from mixed use projects. While the homebuilding market shows signs of weakness, for-sale residential services represent just 10.9% of our total gross contract revenue for three months ended September 30, 2022. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market and expect it to represent most of our gross revenue for the remainder of 2022.  We continue to experience strength in markets including data centers, quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.

For the three months ended September 30, 2022, revenue from transportation increased $9.2 million or 227.7% as compared to the three months ended September 30, 2021. The increase was principally attributable to the acquisition of McMahon Associates, Inc. Recent contract awards in transportation, such as Cook County DOT, Illinois DOT, and Illinois Tollway Authority along with clients such as TXDOT, MassDOT and PennDOT added through various acquisitions are beginning to generate meaningful new transportation revenue. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.

For the three months ended September 30, 2022, revenue from power and utilities increased $2.5 million or 39.9% as compared to the three months ended September 30, 2021. The increase in gross contract revenue from the power and utilities market is principally attributable to increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, along with additional increases derived from gas pipeline and electric transmission projects nationally. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. As evidenced by recent increases in program commitments within the gas pipeline market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.

Our other emerging markets consist of renewable energy and energy efficiency, mining, water resources, and other natural resources services. For the three months ended September 30, 2022, revenue from emerging markets increased $3.4 million or 310.8% as compared to the three months ended September 30, 2021. Gross contract revenue in our emerging markets was 43.8% from energy transition activities including solar, electric, and renewable energies, 26.3% from mining activities where we have specialized in copper mining and 29.9% from water resources activities. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in renewable energy and energy transition.

For the three months ended September 30, 2022 and 2021, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 15.8% and 12.4% of our gross contract revenue, respectively. This increase is principally attributable to our acquisition program.  This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.

Contract costs (exclusive of depreciation and amortization)

Total contract costs, exclusive of depreciation and amortization, increased $14.5 million or 74.4% to $34.0 million for the three months ended September 30, 2022, as compared to $19.5 million for the three months ended September 30, 2021. For the three months ended September 30, 2022 and 2021, total contract costs represented 47.7% and 49.1% of total contract revenue, respectively. For the three months ended September 30, 2022 and 2021 total contract costs represented 52.4% and 54.5% of revenue attributable to our workforce, respectively (see Net Service Revenue).

Direct payroll costs increased $12.1 million or 78.1% to $27.6 million for the three months ended September 30, 2022, as compared to $15.5 million for the three months ended September 30, 2021. Direct payroll accounted for 81.3% of total contract costs for the three months ended September 30, 2022, an increase of 1.6 percentage points as compared to 79.7% for the three months ended September 30, 2021.

Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $9.3 million or 79.5% to $21.0 million for the three months ended September 30, 2022 as compared to $11.7 million for the three months ended September 30, 2021. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the three months ended September 30, 2022 and 2021, direct labor costs represented 29.5% and 29.5% of gross contract revenue, respectively and represented 32.4% and 32.8% of the revenue attributable to our workforce, respectively.

Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $2.9 million or 76.3% to $6.7 million as compared to $3.8 million. This increase includes a $0.7 million increase in employee payroll taxes and a $0.9 million increase in health benefits primarily due to the increase in overall labor. This increase also includes $0.6 million in increased non-cash compensation expense as several new stock awards were granted to management as well as employees in connection with acquisitions.

Sub-consultants and other direct expenses increased $2.3 million or 57.5% to $6.3 million for the three months ended September 30, 2022 as compared to $4.0 million for the three months ended September 30, 2021. For the three months ended September 30, 2022 and 2021, sub-consultant and other direct expenses represented 8.9% and 10.0% of gross contract revenue, respectively. This decrease is not indicative of an anticipated long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.

Operating Expense

Total operating expense increased $15.1 million or 75.9% to $35.0 million for the three months ended September 30, 2022 as compared to $19.9 million for the three months ended September 30, 2021.

Selling, general and administrative expenses increased $13.5 million or 73.4% to $31.9 million for the three months ended September 30, 2022, as compared to $18.4 million for the three months ended September 30, 2021. Indirect labor increased $6.6 million or 84.6% to $14.4 million as compared to $7.8 million primarily due to an increase in staffing to accommodate growth. General overhead increased $4.3 million or 69.4% to $10.5 million as compared to $6.2 million due to increased costs associated with operating as a public company and the overall growth of the company. Non-cash stock compensation increased $1.0 million or 52.6% to $2.9 million as compared to $1.9 million as several new stock awards were granted to Company leadership as well as employees in connection with acquisitions.

Depreciation and amortization increased $1.5 million or 93.8% to $3.1 million for the three months ended September 30, 2022 as compared to $1.6 million for the three months ended September 30, 2021. This increase is primarily due to an increase in leased assets and intangible assets. We continue to increase the use of our capital lease facility as we continue to grow. Intangible assets have increased due to multiple acquisitions throughout 2021 and 2022. Gains on the sale of certain IT equipment and automobiles remained unchanged for the three months ended September 30, 2022 at less than $0.1 million of gain on the disposal of such assets.

Other (Income) Expense

Other expense increased by $0.3 million to $0.6 million of expense for the three months ended September 30, 2022 as compared to $0.3 million for the three months ended September 30, 2021. This increase is primarily attributable to an increase in interest expense of $0.3 million due to an increase in capital leases.

Income Tax (Benefit) Expense

Income tax benefit for the three months ended September 30, 2022, increased $1.4 million or 350.0% to $1.8 million benefit, as compared to $0.4 million benefit for the three months ended September 30, 2021, see note 2, Income Taxes.

Income (Loss) Before Tax and Net Income

Income (loss) before tax increased by $1.6 million for the three months ended September 30, 2022, to $1.6 million of income compared to $22,000 loss for the three months ended September 30, 2021. Net income increased by $3.0 million to $3.4 million for the three months ended September 30, 2022, as compared to $0.4 million for the three months ended September 30, 2021.

Other financial information and Non-GAAP key performance indicators

Net service billing (non-GAAP)

Net service billing increased $29.2 million or 81.8% to $64.9 million for the three months ended September 30, 2022, as compared to $35.7 million for the three months ended September 30, 2021. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Three Months Ended September 30,
	2022	2021
Gross contract revenue	$71,246	$39,715
Less: sub-consultants and other direct expenses	6,343	3,967
Net services billing	$64,903	$35,748

Net service billing as a percentage of gross contract revenue increased 1.1% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

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

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA increased $5.2 million or 118.2% to $9.6 million for the three months ended September 30, 2022 as compared to $4.4 million for the three months ended September 30, 2021. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Net Income	$3,397	$357	$3,040	851.5%
+ interest expense	538	216	322	149.1%
+ depreciation & amortization	3,138	1,598	1,540	96.4%
+ tax expense	(1,773)	(379)	(1,394)	367.8%
EBITDA	$5,300	$1,792	$3,508	195.8%
+ non-cash stock compensation	4,214	2,634	1,580	60.0%
+ acquisition expenses	110	-	110	100.0%
Adjusted EBITDA	$9,624	$4,426	$5,198	117.4%
Adjusted EBITDA margin, net	14.8%	12.4%

For the three months ended September 30, 2022 and 2021, Adjusted EBITDA includes add backs of $4.2 million and $1.6 million, respectively, relating to non-cash stock compensation expenses resulting from the vesting of restricted stock awards. For the three months ended September 30, 2022, Adjusted EBITDA for the three months ended September 30, 2022 also includes $0.1 million relating to non-recurring acquisition expense.

Adjusted EBITDA Margin, net (non-GAAP)

Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the three months ended September 30, 2022 and 2021, Adjusted EBITDA Margin, net was 14.8% and 12.4% respectively.

Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

Gross Contract Revenue

Gross contract revenue for the nine months ended September 30, 2022, increased $78.1 million or 72.3% to $186.1 million as compared to $108.0 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, gross contract revenue attributable to work performed by our workforce increased $71.9 million, or 74.0% to $169.0 million or 90.8% of gross contract revenue as compared to $97.1 million or 89.8% for the nine months ended September 30, 2021 (see Net service billing – non-GAAP). Of the $78.1 million increase in gross contract revenue during the nine months ended September 30, 2022, acquisitions represented $48.2 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic.  For each measurement and comparison period, historical balances of acquired and organic are adjusted to include revenue accordingly.

Changes in gross contract revenue disaggregated between our core and emerging end markets were as follows (in thousands other than percentages):

	For the Nine Months Ended September 30,
Consolidated Gross Contract Revenue	2022	%GCR	2021	%GCR	Change	% Change
Building Infrastructure	$126,093	67.8%	$74,511	69.0%	$51,582	69.2%
Transportation	26,464	14.2%	12,344	11.4%	14,120	114.4%
Power & Utilities	24,370	13.1%	17,524	16.2%	6,846	39.1%
Other emerging markets [1]	9,178	4.9%	3,662	3.4%	5,516	150.6%
Total:	$186,105	100.0%	$108,041	100.0%	$78,064	72.3%

Organic and Acquired Gross Contract Revenue	2022	%GCR	2021	%GCR	Change	% Change
Organic	$137,086	73.7%	$107,179	99.2%	$29,907	27.9%
Acquired [2]	49,019	26.3%	862	0.8%	48,157	n/a
Total:	$186,105	100.0%	$108,041	100.0%	$78,064	72.3%

[1] represents renewable energy, mining, water resources and other
[2] after four quarters post-closing, acquired revenue is reclassified as organic; this results in a change from previously reported numbers

For the nine months ended September 30, 2022, gross contract revenue from our building infrastructure market increased $51.6 million or 69.2% as compared to the nine months ended September 30, 2021. Building infrastructure continues to represent our largest market in terms of revenue concentration. The increase in building infrastructure revenue is the result of organic growth and acquisitions. Within the building infrastructure market, 44.1% of gross contract revenue was derived from residential activities, 43.0% from commercial activities including in-building services, and 12.9% from municipal activities. Within residential, 40.9% of gross contract revenue was derived from for-sale homebuilding activity, 44.9% from residential multi-family and 12.8% from mixed use projects. While the homebuilding market shows signs of weakness, for-sale residential services represented just 12.2% of our total gross contract revenue for the nine months ended September 30, 2022.  We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market and expect it to represent the majority of our gross revenue for the remainder of 2022.

For the nine months ended September 30, 2022, revenue from transportation increased $14.1 million or 114.4% as compared to the nine months ended September 30, 2021. The increase was principally attributable to the acquisition of McMahon Associates, Inc. Recent contract awards in transportation, such as Cook County DOT, Illinois DOT, and Illinois Tollway Authority along with clients such as TXDOT, MassDOT and PennDOT added through various acquisitions are beginning to generate meaningful new transportation revenue. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth based in part on government spending associated the transportation infrastructure bill passed in 2021, and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.

For the nine months ended September 30, 2022, revenue from power and utilities increased $6.8 million or 39.1% as compared to the nine months ended September 30, 2021. The increase in gross contract revenue from the power and utilities market is principally attributable to increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, along with additional increases derived from gas pipeline and electric transmission projects nationally. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. As evidenced by recent increases in program commitments within the gas pipeline market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.

Our other emerging markets consist of renewable energy and energy efficiency, mining, water resources, and other natural resources services. For the nine months ended September 30, 2022, revenue from emerging markets increased $5.5 million or 150.6% as compared to the nine months ended September 30, 2021. Gross contract revenue in our emerging markets was 43.8% from energy transition activities including solar, electric, and renewable energies, 26.3% from mining activities where we have specialized in copper mining and 29.9% from water resources activities. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in renewable energy and energy transition.

For the nine months ended September 30, 2022 and 2021, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 15.9% and 13.6% of our gross contract revenue, respectively. This increase is principally attributable to our acquisition program. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.

Contract costs (exclusive of depreciation and amortization)

Total contract costs, exclusive of depreciation and amortization, increased $36.6 million or 68.0% to $90.4 million for the nine months ended September 30, 2022, as compared to $53.8 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, total contract costs represented 48.6% and 49.8% of total contract revenue, respectively. For the nine months ended September 30, 2022 and 2021 total contract costs represented 53.5% and 55.5% of revenue attributable to our workforce, respectively (see Net Service Revenue).

Direct payroll costs increased $30.5 million or 71.1% to $73.4 million for the nine months ended September 30, 2022, as compared to $42.9 million for the nine months ended September 30, 2021. Direct payroll accounted for 81.1% of total contract costs for the nine months ended September 30, 2022, an increase of 1.5 percentage points as compared to 79.6% for the nine months ended September 30, 2021.

Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $22.1 million or 68.8% to $54.2 million for the nine months ended September 30, 2022 as compared $32.1 million for the nine months ended September 30, 2021. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the nine months ended September 30, 2022 and 2021, direct labor costs represented 29.1% and 29.8% of gross contract revenue, respectively and represented 32.1% and 33.1% of the revenue attributable to our workforce, respectively.

Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $8.4 million or 77.8% to $19.2 million as compared to $10.8 million. This increase includes a $1.9 million increase in employee payroll taxes and a $2.3 million increase in health benefits primarily due to the increase in overall labor. This increase includes $1.5 million in increased non-cash compensation expense as several new stock awards were granted to Company leadership as well as employees in connection with acquisitions.

Sub-consultants and other direct expenses increased $6.1 million or 55.5% to $17.1 million for the nine months ended September 30, 2022 as compared to $11.0 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, sub-consultant and other expenses represented 9.2% and 10.2% of gross contract revenue, respectively. This decrease is not indicative of an anticipated long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.

Operating Expense

Total operating expense increased $38.4 million or 72.9% to $91.1 million for the nine months ended September 30, 2022 as compared to $52.7 million for the nine months ended September 30, 2021.

Selling, general and administrative expenses increased $34.5 million or 71.4% to $82.8 million for the nine months ended September 30, 2022, as compared to $48.3 million for the nine months ended September 30, 2021. Indirect labor increased $14.3 million or 69.8% to $34.8 million as compared to $20.5 million primarily due to an increase in staffing to accommodate growth. General overhead increased $12.5 million or 77.6% to $28.6 million as compared to $16.1 million due to increased costs associated with operating as a public company and the overall growth of the company. Non-cash stock compensation increased $4.7 million or 130.6% to $8.3 million as compared to $3.6 million as several new stock awards were granted to Company leadership as well as employees in connection with acquisitions.

Depreciation and amortization increased $3.9 million or 86.7% to $8.4 million for the nine months ended September 30, 2022 as compared to $4.5 million for the nine months ended September 30, 2021. This increase is primarily due to an increase in leased assets and intangible assets. We continue to increase the use of our capital lease facility as we continue to grow. Intangible assets have increased due to multiple acquisitions throughout 2021 and 2022. Gains on the sale of certain IT equipment and automobiles remained unchanged for the nine months ended September 30, 2022 at less than $0.1 million of gain on the disposal of such assets.

Other (Income) Expense

Other expense increased by $1.4 million to $2.1 million of expense for the nine months ended September 30, 2022 as compared to $0.7 million for the nine months ended September 30, 2021. This increase is primarily attributable to an increase in interest expense of $0.6 million and an increase of acquisition related expenses of $0.8 million.

Income Tax (Benefit) Expense

Income tax benefit for the nine months ended September 30, 2022, increased $2.0 million or 2000.0% to $2.1 million benefit, as compared to $0.1 million benefit for the nine months ended September 30, 2021. Our effective tax rate for the nine months ended September 30, 2022 was (86.0%) as compared to (18.6%) for the nine months ended September 30, 2021. The decrease in the effective tax rate is primarily driven by the windfall tax benefit associated with stock compensation vesting, the projected annual research and development tax credit and the limitation on the deductibility of executive compensation for the nine months ended September 30, 2022 as compared to September 30, 2021, see note 2, Income Taxes.

Income Before Tax and Net Income

Income before tax increased by $1.7 million or 212.25% for the nine months ended September 30, 2022, to $2.5 million of income compared to $0.8 million for the nine months ended September 30, 2021. Net income increased by $3.6 million or 400% to $4.5 million for the nine months ended September 30, 2022, as compared to $0.9 million for the nine months ended September 30, 2021.

Other financial information and Non-GAAP key performance indicators

Net service billing (non-GAAP)

Net service billing increased $71.9 million or 74.0% to $169.0 million for the nine months ended September 30, 2022, as compared to $97.1 million for the nine months ended September 30, 2021. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Gross contract revenue	$186,105	$108,041
Less: sub-consultants and other direct expenses	17,086	10,967
Net services billing	$169,019	$97,074

Net service billing as a percentage of gross contract revenue increased 1.0% for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

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

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA increased $11.9 million or 93.7% to $24.6 million for the nine months ended September 30, 2022 as compared to $12.7 million for the nine months ended September 30, 2021. Adjusted EBITDA reconciles to net income in as follows (in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Net Income	$4,534	$899	$3,635	404.3%
+ interest expense	1,223	650	573	88.2%
+ depreciation & amortization	8,350	4,506	3,844	85.3%
+ tax (benefit) expense	(2,079)	(139)	(1,940)	1395.7%
EBITDA	$12,028	$5,916	$6,112	103.3%
+ non-cash stock compensation	11,487	5,341	6,146	115.1%
+ transaction related expenses	-	1,440	(1,440)	(100.0%)
+ settlements and other non-core expenses	215	-	215	100.0%
+ acquisition expenses	876	-	876	100.0%
Adjusted EBITDA	$24,606	$12,697	$11,909	93.8%
Adjusted EBITDA margin, net	14.6%	13.1%

For the nine months ended September 30, 2022 and 2021, Adjusted EBITDA includes add backs of $11.5 million and $6.1 million, respectively, relating to non-cash stock compensation expenses resulting from the vesting of restricted stock awards. For the nine months ended September 30, 2022, adjusted EBITDA includes $1.1 million relating to non-recurring acquisition expense and a legal settlement. For the nine months ended September 30, 2021, Adjusted EBITDA also includes $1.4 million of transaction related expenses.

Adjusted EBITDA Margin, net (non-GAAP)

Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the nine months ended September 30, 2022 and 2021, Adjusted EBITDA Margin, net was 14.6% and 13.1% respectively.

Backlog (other key performance metrics)

Backlog (other key performance metrics)

Our backlog increased $63.4 million or 37.9% to $230.4 million during the nine months ended September 30, 2022, as compared to $167.0 million at December 31, 2021. Our backlog increased $91.1 million or 65.4% as compared to $139.3 million at September 30, 2021.  At September 30, 2022 and December 31, 2021 our backlog was comprised as follows:

	September 30, 2022	December 31, 2021
Building Infrastructure [1]	51%	62%
Transportation	33%	19%
Power & Utilities	13%	16%
Other Emerging Markets	3%	3%

[1] Formerly referred to as Communities, homes & buildings

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our revolving credit facility, lease financing, proceeds from stock sales and other structured debt securities. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, acquisitions, and acquisition related payments. On September 30, 2022, we maintained a $25.0 million revolving credit facility with Bank of America, our primary lender.  Under the terms of our credit facility, available cash in our primary operating account sweeps against the outstanding balance every evening. Our cash on hand therefore generally consists of petty cash and other non-operating funds not included in the nightly sweep. Our cash on hand increased by $3.2 million at September 30, 2022 as compared to December 31, 2021.

We regularly monitor our capital requirements and believe our sources of liquidity, including cash flow from operations, existing cash, and borrowing availability under our credit and lease facilities will be sufficient to fund our projected cash requirements and strategic initiatives for the next year. To the extent we experience any potential liquidity or capital shortfalls relating to growth and acquisition, we currently expect to rely on debt financing to meet those shortfalls.  We use our equity as a component of consideration in acquisitions.  In addition, depending on market conditions, we may opportunistically access the public debts markets.

We are actively pursuing acquisitions as part of our strategic growth initiative. At any given time, we are assessing multiple opportunities at varying stages of due diligence. These acquisition opportunities range in size, timing of closing, valuation, and composition of consideration. In connection with acquisitions, we use a combination of cash, bank financing, seller financing, and equity to satisfy the purchase price. Currently, we have several acquisitions under consideration. There can be no assurance that any opportunity in the process of being reviewed will close but we expect over time to utilize a meaningful portion our current liquidity and capital resources for acquisitions.

Additionally, on November 10, 2022, the Company’s Board of Directors authorized a program to repurchase up to $10.0 million of Bowman Consulting Group Ltd. common stock. The common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. We have not repurchased any shares under this program.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended September 30,
Consolidated Statement of Cash Flows (amounts in thousands)	2022	2021
Net cash provided by operating activities	$12,170	$3,230
Net cash used in investing activities	(15,231)	(3,724)
Net cash provided by financing activities	6,286	38,853
Change in cash, cash equivalents and restricted cash	3,225	38,359
Cash and cash equivalents, end of period	23,844	38,745

Operating Activities

During the nine months ended September 30, 2022, net cash provided by operating activities was $12.2 million, which primarily consisted of our $4.5 million net profit, adjusted for stock-based compensation expense of $11.5 million, and depreciation and amortization expense of $8.4 million, offset by a net cash outflow of $11.5 million from changes in operating assets and liabilities. Cash provided by operating activities before changes in operating assets and liabilities was $23.7 million.  We believe this is significant given our high rate of growth. The net outflow from changes in operating assets and liabilities was primarily due to a $12.4 million increase in accounts receivable resulting from increased billing to our clients, and a $4.4 million increase in prepaid expenses and other assets, partially offset by a $5.1 million increase in accounts payable and accrued expenses.

During the nine months ended September 30, 2021, net cash provided by operating activities was $3.2 million, which primarily consisted of our $0.9 million net profit, adjusted for stock-based compensation expense of $5.3 million, depreciation and amortization expense of $4.5 million, and a decrease in deferred taxes of $1.3 million, offset by a net cash outflow of $6.3 million from changes in operating assets and liabilities. Cash provided by operating activities before changes in operating assets and liabilities was $9.6 million. The net outflow from changes in operating assets and liabilities was primarily due to a $10.0 million increase in accounts receivable resulting from increased billing to our clients, a $1.0 million increase in other assets relating to a receivable from our lease financing facility, a $0.4 million increase in prepaid expenses related to the purchase of fiduciary directors and officer’s insurance and a $1.0 million increase in contract assets and liabilities, partially offset by a $6.1 million increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities increased by $11.5 million to $15.2 million for the nine months ended September 30, 2022 as compared to $3.7 million for the nine months ended September 30, 2021. The increase in net cash used for investing is primarily attributable to acquisitions that occurred in 2022.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was $6.3 million compared to $38.9 million for the nine months ended September 30, 2021, a decrease of $32.6 million. The decrease in net cash provided by financing is primarily attributable to net proceeds of $15.5 million from our common stock offering net of underwriting discounts commissions and other offering costs partially offset by payments of notes payable of $2.7 million and capital lease payments of $4.6 million during the nine months ended September 30, 2022, compared to the $47.1 million from our initial public offering net of underwriting discounts commissions and other offering costs during the nine months ended September 30, 2021.

Credit Facilities and Other Financing

As of September 30, 2022, we maintained a $25.0 million revolving credit facility (the “Revolving Line”) and three non-revolving credit facilities (“Fixed Line 1”, “Fixed Line 2” and “Facility 4”) pursuant to a credit agreement (the “Credit Agreement”) with Bank of America, our primary lender. Under the terms of the credit facility, available cash in our primary operating account sweeps against the outstanding balance every evening. As of September 30, 2022, we did not have a balance on this Revolving Line as we used a portion of the net proceeds from our initial public offering to satisfy this obligation. On July 30, 2021, we entered into a Sixth Amendment to the Credit Agreement whereby the maturity date of the Revolving Line was extended to July 31, 2023. The Sixth Amendment eliminated the adjusted debt to EBITDA covenant along with certain administrative requirements and established the Secured Overnight Financing Rate (SOFR) as the replacement for LIBOR. Additional modifications to the Revolving Line included expanded allowances for acquisition and reduced interest rate spreads, among other things. Each of Fixed Line 1 and Fixed Line 2 has a maximum advance of $1.0 million and Facility 4 is a term loan with a principal amount of $1.0 million. On May 23, 2022, we entered into a Seventh Amendment to the Credit Agreement, which further extended the term of the Revolving Line until July 31, 2024 and increased the maximum principal amount of the Revolving Line to $25 million. The maximum advance is equal to the lesser of $25 million or the Borrowing Base as defined in the Credit Agreement. The Seventh Amendment requires monthly payments of interest on the Revolving Line at the daily SOFR, plus an applicable rate which varies between 2.00% and 2.60% based on the Company ratio of Funded Debt to EBITDA (as each is defined in the Credit Agreement). For further information regarding Revolving Line and our borrowings under our non-revolving credit facilities, see note 11, Bank Revolving Line of Credit and Fixed Credit Facilities. We must maintain, on a consolidated basis, certain financial covenants including fixed charge coverage ratio, debt to EBITDA and adjusted debt to EBITDA ratios. As of September 30, 2022, we were in compliance with all such covenants.

On November 11, 2022, the Company and certain of its subsidiaries, as guarantors, entered into an Amended and Restated Credit Agreement with Bank of America, N.A.  (the "Amended and Restated Agreement") as well as an Amended and Restated Pledge and Security Agreement. The Amended and Restated Agreement increases the maximum principal amount of the revolving line of credit to $50 million, is secured by all the assets of the Company and the subsidiary guarantors and has a maturity date of September 30, 2024.  Under the Amended and Restated Agreement, the Company is required to comply with certain covenants, including covenant on indebtedness, investments, liens and restricted payments, as well as maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Amended and Restated Agreement).

We have master lease facilities with Huntington Technology Finance, Honour Capital and Enterprise Leasing. The Huntington Technology Finance and Honour Capital lease facilities finance our acquisition of IT infrastructure, geomatics and survey equipment, furniture and other long-lived assets. The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. We maintain a fleet of approximately 300 vehicles at any given time. All of our leasing facilities allow for both operating and capital leasing. We treat operating lease payments as rental expenses included in selling, general and administrative expenses and allocate capital lease payments between amortization and interest. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $0.6 million per month. We use the incremental borrowing rate on our Revolving Line, to calculate the present value on new leases. On October 31, 2022, pursuant to a Bill of Sale among Huntington Technology Finance, as Seller/Lessor, the Company, as Lessee, and Honour Capital LLC ,as Buyer, approximately $9.5 million of equipment leased by the Company and financed by Huntington was purchased by Honour Capital. The Company’s indebtedness related to the leased equipment was refinanced by Honour.

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

•	the U.S. government and other governmental and quasi-governmental budgetary and funding approval process;
•	the ongoing effects of the global COVID-19 pandemic;
•	our ability to execute our acquisitions strategy, including successful completion of acquisitions and the integration of new acquisitions into our operations and financial reporting;
•	the possibility that our contracts may be terminated by our clients;
•	our ability to win new contracts and renew existing contracts;
•	competitive pressures and trends in our industry and our ability to successfully compete with our competitors;
•	our dependence on a limited number of clients;
•	our ability to complete projects timely, in accordance with our customers’ expectations, or profitability;
•	our ability to successfully manage our growth strategy;
•	our ability to raise capital in the future;
•	the credit and collection risks associated with our clients;
•	our ability to comply with procurement laws and regulations;
•	changes in laws, regulations, or policies;
•	weather conditions and seasonal revenue fluctuations may adversely impact our financial results;

•	the enactment of legislation that could limit the ability of local, state and federal agencies to contract for our privatized services;
•	our ability to complete our backlog of uncompleted projects as currently projected;
•	the risk of employee misconduct or our failure to comply with laws and regulations;
•	our ability to control, and operational issues pertaining to, business activities that we conduct with business partners and other third parties;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2022, we issued the following securities that were not registered under the Securities Act:

In July 2022, we issued a $4.0 million 4.75% unsubordinated convertible promissory note with a maturity date in July 2027, as partial consideration for the acquisition of Project Design Consultants, LLC. The convertible promissory note will be convertible into shares of our common stock at the option of the holders at any time, at a conversion price of $14.00 per share.

In August 2022, we issued a $1.1 million 5.50% unsubordinated convertible promissory note with a maturity date in May 2027, as partial consideration for the acquisition of Anchor Consultants, LLC.  The convertible promissory note will be convertible into shares of our common stock at the option of the holders at any time, at a conversion price of $18.00 per share.

On September 30, 2022, we issued 34,200 shares of our common stock at $14.62 per share for a total of $0.5 million, as partial consideration for our acquisition of A&A Land Surveying, Inc.

For a description of each of the foregoing acquisitions and convertible promissory notes, see note 4, Acquisitions and note 12, Notes Payable, appearing in Part I of this Quarterly Report on Form 10-Q.

Each of the foregoing issuances were made in private placements exempt from registration under Section 4(a)(2) of the Securities Act. Accordingly, there were no underwriters, underwriting discounts or commissions.

Issuer Purchase of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

On November 10, 2022, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $10 million of Bowman’s common stock. The execution of the repurchase program will be consistent with the Company’s strategic initiatives which prioritizes investments in organic and acquisitive growth. The timing and amount of any share repurchases will be determined by management at its discretion based on several factors including share price, market conditions and capital allocation priorities. Shares may be repurchased from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The share repurchase program does not obligate Bowman to acquire a specific number of shares of common stock and may be suspended, modified, or discontinued at any time without notice.

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

BOWMAN CONSULTING GROUP LTD.

Date: November 14, 2022	By:	/s/ Gary Bowman
Gary Bowman
President, CEO and Chairman (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Bruce Labovitz
Bruce Labovitz
Chief Financial Officer (Principal Financial Officer)