Form 10-K
period 2022-12-31
Bowman Consulting Group Ltd.
filed 2023-03-15
CIK 1847590

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-40371
______________________________________________
BOWMAN CONSULTING GROUP LTD.
(Exact name of Registrant as specified in its Charter)
______________________________________________

Delaware	54-1762351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12355 Sunrise Valley Drive, Suite 520 Reston, Virginia	20191
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 464-1000
______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BWMN	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant (based upon the closing price of the registrant’s common stock at that date as reported by the Nasdaq Global Market), excluding outstanding shares beneficially owned by directors and executive officers, was $116.6 million.
As of March 15, 2023, the registrant had 13,594,480 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2023 definitive Proxy Statement, which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Form 10-K

Auditor Firm Id:	00042	Auditor Name:	Ernst & Young LLP	Auditor Location:	Tysons, VA

Table of Content
i

Table of Content
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
These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Important factors that could cause such differences include, but are not limited to:
•our ability to retain the continued service of our key professionals and to identify, hire, retain and utilize additional qualified personnel;
•changes in demand from the clients that we serve;
•any material outbreak or material escalation of international hostilities, including developments in the conflict involving Russia and the Ukraine and the economic consequences of related events such as the imposition of economic sanctions and resulting market volatility;
•changes in general domestic and international economic conditions such as rising inflation, rising interest rates, tax rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations;
•our ability to obtain financing to fund our growth strategy and working capital requirements at commercially reasonable rates or at all;
•the U.S. government and other governmental and quasi-governmental budgetary and funding approval process;
•the ongoing effects of the global COVID-19 pandemic;

•our ability to execute our acquisitions strategy, including successful completion of acquisitions and the integration of new acquisitions into our operations and financial reporting;
•the possibility that our contracts may be terminated by our clients;
•our ability to win new contracts and renew existing contracts;
•competitive pressures and trends in our industry and our ability to successfully compete with our competitors;
•our dependence on a limited number of clients;
•our ability to complete projects timely, in accordance with our customers’ expectations, or profitability;

Table of Content
•our ability to successfully manage our growth strategy;
•our ability to raise capital in the future;
•the credit and collection risks associated with our clients;
•our ability to comply with procurement laws and regulations;
•changes in laws, regulations, or policies;
•weather conditions and seasonal revenue fluctuations may adversely impact our financial results;
•the enactment of legislation that could limit the ability of local, state and federal agencies to contract for our privatized services;
•our ability to complete our backlog of uncompleted projects as currently projected;
•the risk of employee misconduct or our failure to comply with laws and regulations;
•our ability to control, and operational issues pertaining to, business activities that we conduct with business partners and other third parties;
•our need to comply with a number of restrictive covenants and similar provisions in our credit facility that generally limit our ability to (among other things) incur additional indebtedness, create liens, make acquisitions, pay dividends and undergo certain changes in control, which could affect our ability to finance future operations, acquisitions or capital needs;
•significant influence by our largest stockholder and the existence of certain anti-takeover measures in our governing documents; and
•the factors identified throughout this Annual Report on Form 10-K, including those discussed under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” and in our other filings with the Securities and Exchange Commission (the “SEC”).
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

Table of Content
PART I
Item 1. Business
Bowman is a professional services firm delivering innovative engineering solutions to customers who own, develop, and maintain the built environment. We provide planning, engineering, construction management, commissioning, environmental consulting, geospatial, survey, land procurement and other technical services to customers operating in a diverse set of end markets.
Gary Bowman, our President, Chairman, Chief Executive Officer, and largest stockholder, founded Bowman in 1995. Over the past 10 years, we have experienced a roughly five-fold increase in revenue to $262 million for the year ended December 31, 2022. We were recently ranked 118 on the ENR Top 500 Design Firms list, up from 144 in 2021. We have achieved this increase in revenue through both organic growth and acquisitions. Our workforce of nearly 1,600 employees, as of December 31, 2022, provides services to thousands of customer projects both big and small, and both short- and long-term, from more than 70 offices throughout the United States and one office in Mexico.
We work as both a prime and sub-consultant for a broad base of public and private sector customers that generally operate in regulated environments. Our public sector assignments originate from customers that are utilities, government agencies (federal, state, and local), military branches, school systems, transportation departments, water authorities and other general infrastructure managers. Our private sector assignments originate from customers that operate in commercial markets including building infrastructure for commercial, residential and municipal structures; transportation and traffic planning; power and utility systems; water and wastewater provisioning and treatment; mining for precious metals and general use aggregates; and energy services focused on decarbonization alternatives. During the years ended December 31, 2022 and 2021, approximately 21% and 18%, respectively, of our revenue was derived from public sector assignments.
We are defined by our core values and purpose. Our culture revolves around a top to bottom commitment to the creation of opportunities for aspiring people to thrive and achieve ambitious goals. We are committed to promoting inclusion and engagement in our workplace, principles we believe are critical to our success. We continue to focus on the hiring, retention, and advancement of a representative workforce. We have focused our recent efforts in four areas: inspiring innovation through an engaging culture; expanding our efforts to recruit and hire diverse talent; advocating and facilitating internal affinity groups; and identifying opportunities to implement environmental, social and governance initiatives.
We have a diversified business that is not dependent on any one service line, geographic region, or end market. We are deliberate in our efforts to balance our sources of revenue and avoid reliance on any one significant customer, service line, geography, or end market concentration. As a result, we believe our business is resilient and less exposed to the impacts of political and economic cycles.
We develop and maintain loyal and long-standing relationships with our customers that result in repeat assignments. We believe these relationships benefit us through lower business development and client acquisition expenses as compared to those associated with developing new customers. Our strategic focus is on penetrating and expanding our presence in markets which best afford us opportunities to secure assignments that provide reoccurring revenue and multi-year customer engagements. These engagements typically produce dependable and predictable revenue streams with high employee utilization which leads to increased profitability. More than 70% of our revenues for each of the years ended December 31, 2022 and 2021, was derived from repeat customers, defined as those who generated project revenue in each of the past three years.
To date, we have been highly acquisitive, having closed on a total of 17 acquisitions since becoming a public company. Our target for acquisitions has focused on companies with annual revenue of between $3 million and $5 million, with the largest being $28 million and the smallest being less than $1 million. Our acquisition objectives include earnings accretion, geographic and market diversification, scale, cross-selling and revenue synergy, and talent acquisition.
While our business is not subject to significant regulation, the services we provide to our customers address various federal, state and local regulations that must be complied with to receive approval to proceed. In connection with the process of bidding for and being awarded certain government assignments we are required to provide an annual Federal Acquisition Regulation rate audit that determines our level of eligibility for overhead reimbursement. This rate can vary by state and by contracting organization. With respect to the operation of our business, we are subject to professional licensing requirements that vary by state.

Table of Content
Each state within the United States establishes licensing and organizational requirements for our services. Certain states allow only individuals and individually owned professional services corporations to hold licenses. In those states, there may be grandfathering exemptions that allow corporations to hold licenses. In the event a state does not allow a corporation to hold a license, we have in the past formed professional services corporations owned by Mr. Bowman and other employees to facilitate our ability to work in such states. In connection with our initial public offering, we purchased a qualified North Carolina corporation and during 2022 we purchased a qualified New York surveying corporation. To the extent we cannot adequately satisfy a state’s licensing requirements, we do not operate in that state. As of December 31, 2022, we were licensed to operate in all states within the continental United States.
During our 27 years in the engineering and consulting business, we have worked with a diverse collection of customers across many industries and end markets. Many of our customers have generated revenue in each of the past three years. The customers we serve are international, national, regional and local in their focus. Our success in customer acquisition and retention is the result of our investment in relationships over time and the delivery of highly creative and cost-effective solutions. Our list of successful engagements includes well-known customers and high-profile projects.
The time between contract assignment, notice to proceed and completion varies by customer and assignment. As we secure assignments, we accrete our backlog of unbilled revenue and as we execute on assignments, we deplete our backlog of unbilled revenue. We only include funded assignments in our backlog. New and continuing assignments from existing customers, business development efforts and acquisitions fuel the growth of our backlog. As of December 31, 2022, we had approximately $243 million of gross backlog representing approximately 12 months of trailing gross revenue and a 46% compound annual growth rate from our backlog of $167 million as of December 31, 2021.
We are deliberate about managing risk and therefore limit our exposure by providing professional and related services exclusively. We do not engage in general contracting activities either directly, or through joint ventures, and therefore have no related exposure. We are not a partner in any design-build construction projects, and we carry no inventory other than computers, vehicles and geospatial equipment. Our risk of contract loss is generally limited to the cost of internal labor associated with fixed fee, professional services assignments.
We have substantial experience with acquisitions. Over the past fifteen years, we have successfully completed over 30 acquisitions of engineering and consulting services companies. Through these acquisitions, we have established new geographic footprints, added service lines, increased our depth of leadership, expanded our end markets, and enhanced our portfolio of experience. Our industry is highly fragmented, presenting opportunity to build scale through consolidation. We are continuously active in the market for acquisitions maintaining a healthy pipeline of opportunities. Our acquisition strategy is to identify targets that align with our culture and permit rapid integration rendering the acquired entity’s operations fully consolidated into ours within one year.
McMahon Acquisition
In the second quarter of 2022, we signed a purchase agreement to acquire McMahon Associates, Inc. (“McMahon”), with an effective date of May 4, 2022. McMahon is a company that specializes in transportation planning and engineering based in Fort Washington, PA. We paid total consideration of $18.3 million, which was comprised of 476,796 shares of common stock, at $16.64 per share, for a total of $7.9 million, plus $10.4 million in cash, two promissory notes and assumed liabilities. We believe that the acquisition of McMahon allows us to further enhance our transportation and engineering competencies thereby allowing us to broaden our offerings and better serve our public and private sector customers.
Competitive Strengths
We are an agile, growth-oriented engineering services firm committed to providing essential technical and professional services to a broad base of long-term and repeat customers. The recurring needs of our customers for technical services to monetize and operate their assets makes us essential to their ongoing operations. Our commitment to quality and reliability with respect to designs, plans and customer service has enabled us to create durable, long-term customer relationships. We serve several thousand customers with more than 70% having engaged with us in each of the past three years. We deliberately focus many of our business pursuits in environments where laws and regulations create a level of complexity that places a premium on the value of our services, thereby providing us openings to develop new customer loyalty through creative problem solving. Our base of repeat customers and multi-year contracts reduce our customer

Table of Content
acquisition expenses and provide increased visibility into future revenues, allowing us to make investments confidently to expand and take market share from competitors. We believe our competitive strengths include:
National scale and brand. Our professional staff of nearly 1,600 employees as of December 31, 2022, operate out of 70 offices throughout the United States and one office in Mexico and are licensed in all states within the continental United States. Our scale has helped to create a national brand within our industry associated with quality and timely delivery of technical services. The reputation of our brand allows us to extend existing customer relationships, efficiently attract new customers and recruit and retain a credentialed and representative workforce. The strategic locations of our offices support broad recruiting capabilities while the integrated nature of our technology enables flexible remote work and efficient cross-utilization of both technical experience and production resources thereby reducing inefficiency and enhancing profitability. Our diversified geography increases our sources of revenue and income, thereby insulating us from concentrated economic or political disruptions.

Resilient, low-risk business model. We believe that the market for the engineering and related technical services that we perform is generally resilient to long-lasting economic cyclicality and that our specific business model results in lower risk relative to many of our competitors. Our revenue is not concentrated with any customer, geography, end market, or service line. For the years ended December 31, 2022 and 2021, our top 10 customers represented 18% and 26%, respectively, of our net service billing (a non-GAAP metric – See Management Discussion and Analysis for a reconciliation of non-GAAP results). Our largest expense is labor, which can be adaptively aligned with changing market conditions. We operate an asset-light model that leverages advanced design, data analytics and geospatial technologies to enhance the productivity of our mobile and adaptable workforce. We further control risk by working with established, credit worthy customers. Our focus on long-term and multi-year assignments results in a significant backlog of contracted work providing reliable visibility to near and mid-term revenue that enable us to proactively anticipate and adjust staff needs. Additionally, we limit our financial risk by not engaging in general contracting activities, exposing ourselves to substantial construction risk or posting construction related bid or performance bonds.
Dedicated founder, experienced leadership team, valuable technical workforce, and entrepreneurial culture. Gary Bowman has led our Company since its founding in 1995. In his position as President, Chairman and Chief Executive Officer, Mr. Bowman sets the Company’s vision, guides the establishment of its strategic objective, and leads its executive team. Mr. Bowman’s institutional knowledge, connection with our customers, and engagement with our staff is rooted in over 40 years of experience in our industry. As our largest stockholder, Mr. Bowman is committed to actively leading the Company and maintaining a substantial ownership position. Our senior executive team is highly experienced, with an average tenure of over 35 years in their respective areas of responsibility. The team has a proven record of accomplishment with respect to driving organic growth, executing, and integrating acquisitions, implementing internal controls, and managing regulatory compliance. The members of our board of directors are all highly accomplished senior executives with extensive private and public business experience.
We have a highly technical workforce of nearly 1,600 employees, as of December 31, 2022, of which approximately 33% hold professional certifications from various industry and regulatory bodies. Our dedication to growth of opportunity for our employees has enabled us to attract and retain exceptional talent. We have built an organization uniformly aligned in its mission, values, purpose, and goals. Our promotion of a culture of ownership through our various equity incentive programs distinguishes us from our peers and improves our ability to attract, energize and retain employees. We embody a set of cultural values that promote entrepreneurship, personal growth, and responsible freedom. We are committed to advancing diversity and inclusion in our workforce.
Proven ability to grow both organically and through acquisition. Over the past ten years, our annual revenues have grown roughly five-fold to approximately $262 million for the year ended December 31, 2022. We have accelerated our growth organically through investments in expansion of our capacity and ability to share work across the company, our breadth of services and our geographic footprint, along with a commitment to cross selling and business development. We have also grown acquisitively by identifying and closing acquisitions of companies with workforces that align with our culture and provide revenue synergies for our existing operations. Fundamental to our successful record of growth has been our leadership team’s ability to identify, execute and integrate strategic acquisitions whereby we expand into new geographies, add new capabilities to generate organic growth and extend our industry-leading platform. Our acquisition integration approach rapidly facilitates cross-cultivation of experiences, employee collaboration and cross selling of services. Historically, within a year’s time, most of our acquired companies become fully integrated within our overall operations.

Table of Content
Industry Overview
Our operations encompass nearly every aspect of the U.S. domestic built environment. We provide planning, engineering, construction management, commissioning, environmental consulting, geospatial, survey, land procurement and other technical consulting services to customers that 1) develop and manage the infrastructure supporting places where people live, work, play and learn; 2) build and operate the systems that manage and distribute vital life services such as water, electricity, and other critical utilities; 3) manage the roads, bridges, and transportation systems used to get from place to place; 3) maintain the ports and other marine facilities used to transport and distribute goods; 4) advance technologies that provide clean energy, energy transition and decarbonization initiatives; and 5) promote public health and safety every day. Our public sector customers include government agencies (federal, state, and local), military branches, educational institutions, transportation departments, water authorities and other general infrastructure managers. Our private sector customers include owners and operators from multiple industries such as investor-owned utilities, participants in the renewable energy marketplace, owners of data centers, developers and owners of residential and commercial real estate, operators of big-box and convenience retail chains, mine operators and others.
The market for engineering services in the United States is large, with an expected total revenue of $360 billion in 2023, according to IBISWorld. With over 130,000 firms, a large proportion of whom are small-scale organizations focused on specific local markets or specialized niches, the industry is extremely fragmented. As reported in Engineering News-Record, the 500 largest firms in our industry generated approximately $89 billion in revenue in 2021 within the United States, with the ten largest firms accounting for $56 billion of that revenue. Modor Intelligence projects the US domestic engineering services market will register a compound annual growth rate (CAGR) of 8.75% from 2022 to 2027.
As with most fragmented industries with extensive participation of privately held companies, there is an active market for ownership transition and consolidation activity with larger participants actively engaging in growth through acquisitions. The technical complexity and financial risks associated with designing most projects performed in the industry effectively restricts the free flow of new entrants, limiting participation to those with demonstrated capacities across a range of projects. Qualifications, sophisticated technical skills, expertise, financial resources, and scale are prerequisites for successful industry participation. Companies aspiring to enter the market must have sufficient skilled human capital to complete complex projects, and the financial resources to provide adequate risk management and cover working capital and professional insurance requirements. These factors serve as both a barrier to entry and a catalyst for consolidation.
Our Markets
We have strategically and deliberately diversified the markets that we serve to reduce our dependence on any single market segment and to dampen the effects of business cycles in our markets. While we are bullish on all the market spaces that we currently serve, we intend to especially focus our growth initiatives on markets that possess the following characteristics:
•High potential for reoccurring revenue and multi-year assignments
•Engagement with renewable energy, energy transition, and energy efficiency activities
•Aging and failing infrastructure in need of upgrade and replacement
•Transformational investment paradigms such as privatization
•Economic vitality and attractive growth in population and workforce
•Long-term public sector funding
•Regulatory complexity
The markets we serve typically require participants to engage with several of our services, affording us the opportunity to cross sell, optimize revenue potential, and differentiate ourselves as a single source supplier.
We have a significant presence in each of the following markets we currently serve:
Transportation
We believe the utilization of transportation infrastructure within the domestic built environment far exceeds its intended capacity. The aging of the current installed transportation base and increasing load usage are forcing public authorities to invest in repairs, increase the capacity of their systems or privatize the operation of their roads, bridges, and tollways. The transportation market has experienced broad increases in federal funding from U.S. Department of Transportation initiatives as well as explosive for-profit privatization. The Federal Highway Administration has estimated that nearly a quarter of the nation’s bridges are deficient and require replacement or rehabilitation.

Table of Content
We believe that economic and population growth in major metropolitan areas will drive demand for spending on expanded roadway capacity. The American Society of Civil Engineers (“ASCE”) Infrastructure Report Card rated the state of the U.S. Highway system as “D+” and estimates spending requirements of over $2.5 trillion over ten years on U.S. surface transportation infrastructure. Providing construction management and design services to departments of transportation and toll authorities has been a proven and dependable source of multi-year and reoccurring revenue.
We serve transportation customers that include Ferrovial, Florida Department of Transportation, Illinois Department of Transportation, Illinois State Toll Highway Authority, Texas Department of Transportation, Pennsylvania Department of Transportation, Pennsylvania Turnpike Authority, Massachusetts Department of Transportation, Virginia Department of Transportation and others.
For the years ended December 31, 2022 and 2021, Transportation represented 17.1% and 11.0%, respectively, of our gross contract revenue.
Power and Utilities
We believe that much of the power, gas, and water infrastructure in the U.S. has reached or passed its useful life span. Major power outages due to increasingly severe weather events is a growing problem which the Department of Energy estimates is costing the U.S. at least $150 billion per year. The Electric Power Research Institute estimated the cost to move the U.S. to a smarter national grid with better protection against major outages to be somewhere between $338 billion and $476 billion. Utilities, policy makers, and communities have agreed for years that the aging electric transmission and distribution grid in the U.S. needs to be substantially upgraded to withstand the challenges of the future. The U.S. power grid faces unrelenting pressure to increase resiliency and to integrate technologies such as electric vehicles, distributed generation, and battery storage, as well as to upgrade and replace aging infrastructure. The proliferation of data centers, the internet of things, and artificial intelligence with its associated electrical demand is straining the U.S. power grid and creating a sense of urgency around maintenance and upgrade. According to the Infrastructure Report Card, the U.S. electric infrastructure will require capital investment of $637 billion over the next ten years.
Degradation of the safety and sustainability of natural gas distribution systems is advancing the infusion of public investment and private, returns-driven capital. The entrance of private capital into the historically public utility market, and the associated timely demand for return on investment, has catalyzed the pace of multi-year expenditures on critical infrastructure. As reported by The Council of State Governments, natural gas utilities spend $19 billion annually to enhance the safety of the natural gas system. Examples of our multi-year reoccurring revenue assignments in the utilities space include undergrounding of electric distribution lines, procurement of rights-of-way and easements, gas distribution system mapping, and design for gas distribution pipeline replacement. We serve end clients in the power and utility space such as AEP, Dominion Energy, Florida Power and Light, Lower Colorado River Authority, NiSource Columbia Gas, Southwest Gas, Peoples Gas of Illinois, and Tampa Electric.
For the years ended December 31, 2022 and 2021, Power and Utilities represented 12.5% and 15.0%, respectively, of our gross contract revenues.
Building Infrastructure
Encompassing all the places we live, sleep, work, shop, and play, the building infrastructure market is foundationally aligned with all day-to-day factors that are either influenced by or influence economic activity. Fueled by changing population demographics and evolving remote work dynamics, the market for design, construction and maintenance of new and renewed building infrastructure presents us with continually expanding opportunities. With respect to building infrastructure, we are agnostic as to the end use of the site we are planning. Our business is one of inventory creation, not of land development or construction of structures. Recent interest rate hikes by the Federal Reserve Bank have, however, introduced an element of uncertainty as to the continued growth of the market for residential building infrastructure.
Commercial and Retail. Changes in shopping and consuming habits spurred by e-commerce, accelerated by stay-at-home trends and orders have, in our belief, resulted in a massive reconfiguration of commercial and retail physical plant along with the configuration of their surrounding site elements. Brands are rushing to adapt their customer engagements as a result of fundamental changes in consumption patterns arising from the pandemic experience. As an example, a large coffee shop chain as part of an initiative to “increase convenience-led formats” in the U.S. including both drive-thru and curbside pickup options, closed 400 traditional locations in North America while adding 300 net new convenience-oriented locations throughout North America in their place. We believe savvy and well capitalized developers and operators in this

Table of Content
market will continue to demand our services in response to evolving market forces. We serve national retailers such as Chick-fil-A, Chipotle, Circle K, Starbucks, Dutch Bros Coffee, Whataburger, and others.
Residential. More than a decade into the recovery from the Great Recession of the late 2000s, household formation continues while home sales have yet to recover fully from pre-recession highs. According to IBISWorld, the land development industry represents a market valued at roughly $11.7 billion annually. Within the residential market there are fundamentally three sub-markets we address: 1) for-sale residential housing; 2) multi-family rental housing, and 3) mixed-use and urban cluster developments. Common to each of these sub-markets is the long lead time for the planning, design and approval of land inventory. The process of land inventory creation for residential use involves entitlement, environmental impact analysis, preliminary infrastructure planning and final layout. Each phase in the process involves public scrutiny and input along with regulatory review and approval. Land use entitlements for residential use are often flexible with respect to the ownership structure of the dwellings constructed, thereby allowing landowners to adapt to highest and best use throughout economic cycles and consumer preferences. Rising interest rates can negatively impact demand for fee-simple, for-sale housing but they do not necessarily impact the demand for household formation and the need for new housing stock. Our history serving the residential market goes back to our beginning and we work for most of the large national homebuilders including Lennar Homes, NV Homes, Richmond American Homes, and Toll Brothers.
Institutional and Government. As our economy and population grows, the market to construct new, expanded, and modernized government facilities, schools, state-of-the-art educational institutions, military installations, and mission critical complexes expands continuously. State and local governments experience increasing demand from their constituents for safe, efficient, and environmentally friendly facilities. Evolving demographics and associated demands for municipal and recreational services are increasing the need for new and updated government infrastructure. Communities are placing a growing emphasis of focus on environmental impact and sustainability as seen through the implementation of smart- and green-building technologies in new and retrofit facilities. As the economy adapts to a post-pandemic state, we have experienced increased demand for retrofits of ventilation, air handling, air quality monitoring, and filtration systems in order to ensure healthier indoor environments necessary to mitigate the spread of infectious respiratory diseases. We have served institutional and government clients such as American University, George Washington University, GSA, INOVA Health System, Loudoun County Schools, National Reconnaissance Office, New Jersey Institute of Technology, O’Hare International Airport, Rutgers University, Smithsonian Institution, U.S. Army, the U.S. Patent and Trademark Office, and others.
For the years ended December 31, 2022 and 2021, Building infrastructure represented 65.1% and 70.2%, respectively, of our gross contract revenue.
We are engaged in activities in each of the following markets which we consider to be emerging opportunities.
Renewable Energy
Renewable energy encompasses all activities supporting the energy sector’s transition away from fossil-based systems of energy production in favor of renewable energy sources such as wind and solar, as well as lithium-ion batteries. According to Wood Mackenzie, (i) wind and solar will increase three-fold over twenty years to account for 30% of U.S. power generation by the year 2040, (ii) electric vehicle units will increase from 11 million to 323 million by the year 2040, supplanting traditional gas and diesel vehicles in the process, and (iii) the U.S. will need to invest one trillion dollars per year in new energy capacity over 20 years to meet the demands of economic growth and energy transition. In its report, Renewables 2020—Analysis and forecast to 2025, the International Energy Agency predicts that renewables are expected to account for 95% of the net increase in global power capacity through 2025. During that period, the share of renewables in electricity generation is forecast to grow from 27% in 2020 to 33% in 2025. Furthermore, during the 2020-2025 forecast period, combined wind and solar capacity is expected to double, achieving two important milestones: their total installed capacity is expected to surpass that of natural gas by 2024 and that of coal by 2025. During that time, Business Wire reports an annual growth rate estimate of more than 15% for the highly fragmented United States solar energy market alone.
Limited natural resources, increasing demand, and disruptive innovation are driving consequential private and public investment in the expansion of renewable energy facilities. Increasing demand for industrial grade renewable infrastructure and expanded capacity within existing facilities create an exceptional depth of opportunity for the sale of our services. We provide planning, environmental consulting, land procurement, civil and electrical engineering, and program management services to customers in the renewable and decarbonization energy space.

Table of Content
We serve solar developers, wind developers, and battery storage developers in the renewable energy space such as AEP Renewables, Broadreach Power, Dominion Energy, First Solar, Onyx Renewable Partners, Rynova, Samsung C&T America, Solis Energy, S-Power, and Sun Tribe Power, and others.
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
As an example of the growth potential of this market, Fortune Business Insights forecasted the global market for the energy-as-a-service market to grow at a compound growth rate of about 12% over seven years. The research firm of Markets and Markets forecasts that the global market for microgrids will grow at a compound growth rate of about 10% over five years. We view the energy efficiency market as one that is synergistic with the renewable energy market as well as the power and utilities market. Consequently, we intend to focus much of our acquisition effort and resources in this direction.
Water Resources
Water is essential to our lives and our communities, making it critical that we create a sustainable future for our water supply. Balancing the world’s needs for safe, reliable water with protection of this critical natural resource for the future requires a deep understanding of multiple interconnected systems. As water supplies become scarce and in increasing need of protection, and infrastructure needs increase contemporaneously, we collaborate with our customers to develop sustainable solutions to their water, wastewater, and water resources challenges. Our team of water professionals provides water supply distribution and treatment, wastewater collection and treatment, and asset management engineering and consulting services to customers. Rapid urbanization, industrial growth, suburban sprawl, and depleting sources of fresh water are increasing domestic demand for water and wastewater solutions. Expanding regulations governing the treatment, distribution and storage of water resources will intensify demand for adaptive water and wastewater treatment solutions. We assist municipalities, county agencies, public utilities, and private clients in addressing their potable water and wastewater challenges. Our expertise with water solutions ranges from planning, design, construction management, and funding identification. We serve the water resource needs of a variety of customers including the U.S. Navy, Hampton Roads Sanitation District, Fairfax County Water Authority, Loudoun Water, and others.
Mining
Mining facilities require a variety of the general and specialty engineering services we provide. We serve the Southwest U.S. copper mining industry where we have developed specialized capabilities over time. Copper is buoyed by both near and long-term favorable fundamentals. Policy driven decarbonization targets are accelerating and copper is a critical component for electric vehicles, charging stations, high-efficiency motors, and renewable energy. According to the International Copper Association, electric vehicles use up to four times as much copper as internal combustion vehicles and renewable energy power generation uses four to five times as much copper as fossil fuel power generation. Copper is crucial for connecting and advancing development of core technologies and smart cities, including artificial intelligence, smart grids, 5G technologies, mobile phones and computers. A study conducted by the Martec group found that the total volume of copper in smart city technology is predicted to rise from 2.7 million tons in 2019 to 4.8 million tons in 2025. Supply of copper is limited due to an aging base supply, limited numbers of in-progress and planned expansion projects, and the substantial time and entitlement challenges for execution of new projects. We also serve customers focused on mining of aggregates which are essential to the construction of roads and other transportation related infrastructure. The demand for mined aggregates is strongly correlated to transportation construction. According to the U.S. Geological Survey, 94% of the materials used in the construction of interstate highways are natural aggregates including crushed stone, sand and gravel. We expect the funding provided by the Infrastructure Investment and Jobs Act to stimulate increasing long-term demand for aggregates. We believe our clients are well positioned to benefit from supply constraints facing increasing copper and aggregates demand. Clients in this space that we serve include Freeport McMoRan, Asarco and others.
For the years ended December 31, 2022 and 2021, these emerging markets collectively represented 5.3% and 3.8%, respectively, of our gross contract revenue.

Table of Content
Consistent with the overall U.S. and global economies, each of our markets was initially affected adversely in its own way during the COVID-19 pandemic. Our services in all of our markets were considered essential allowing us to continue working uninterrupted. With the passage of time, our markets have steadily rebounded to at or near pre-pandemic levels of activity.
Growth Strategies
We continue to focus our efforts on the goal of growing our revenue to become an ENR Top 50 firm within five years of the completion of our initial public offering. We have a long-standing history of robust organic growth rates that are in the upper quartile of industry benchmarks. Our five-fold growth of revenue over the past ten years is comprised of acquisitive growth and organic growth, including significant post-acquisition organic growth in the businesses we have acquired. Two of our universally embraced bedrock cultural values are growth and entrepreneurial spirit. Our commitment to sustaining our unique culture as we continue to expand has been, and will continue to be, fundamental to maintaining an engaged workforce and driving organic growth throughout our organization.
We intend to continue to grow through acquisitions. The current outlook is positive for each of the markets we work in, and we intend to grow aggressively and opportunistically in each of them. To achieve the aggressive growth targets we have established, we plan to focus effort and resources on markets and opportunities with the following characteristics:
•High potential for reoccurring revenue and multi-year assignments
•Increasing renewable energy, energy transition and energy efficiency activities
•Infrastructure in need of upgrade and replacement
•Expanding economic vitality and population
•Geographic and market diversity
•Investment incentives and funding initiatives
•Complex regulatory requirements
These characteristics of market opportunities are fluid, and we may adapt them from time to time to evolving dynamics. We intend to be opportunistic, responsive to evolving macro-economic trends, and evaluate attractive and synergistic opportunities in other markets when they present themselves.
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
We have built a scalable organizational infrastructure that can accommodate significant growth without a proportionate increase in expense. We have invested time and resources in developing our accounting and financial systems, our management reporting processes, human capital development programs and our information technology infrastructure. As we grow the size and scale of the company, we expect to leverage our investments and general overhead foundation over a larger labor pool, thereby expanding operating margins.
Organic Growth
We engage all our managers in our commitment to responsible growth by encouraging responsible freedom, entrepreneurial spirit, innovative thinking, and collaborative business development through cross-selling. Our leaders and managers are personally invested in our success through equity participation and incentives that are targeted to reward organic growth and successful execution. As a public company, we intend to use our publicly traded equity to enhance this compensation strategy. Creative use of growth connected and retention-oriented equity incentives along with a commitment to maintaining our core culture are key to the entrepreneurial spirit that will drive our growth.
Acquisitive Growth
We are actively engaged in discussions with prospective acquisition targets. We plan for acquisitive growth to be the principal way we achieve our goal of becoming an ENR Top 50 firm within five years of having become a publicly traded company. We maintain a full-time, in-house acquisitions, diligence, and integrations teams and have developed a robust network of third-party representatives working on our behalf to identify future acquisition targets that meet our strategic objectives. We maintain a dynamic pipeline driven by general market awareness of our demand for acquisition, existing relationships we have cultivated, and deliberately directed activity of our representatives. We believe that our proven track record, ownership culture, and unyielding commitment to preserving our uniquely entrepreneurial and founder-led culture

Table of Content
as we grow will provide us a competitive edge with acquisition targets as a desirable transaction partner. We generally impose stringent criteria to the evaluation of targets including:
•Advances one or more of our strategic growth objectives
•Provides opportunities for cross-selling additional Bowman services
•Embodies a culture that is entrepreneurial and compatible with the existing Bowman culture
•Satisfies a robust infrastructure spending need
•Is accretive to our leadership and executive talent pool
Although we generally apply rigorous financial discipline in the execution of our acquisition program, purchase price is not always the primary deal determinant. We evaluate targets holistically, considering all the factors mentioned above.
Geographic Expansion
We intend to continue a program of robust geographic expansion. Over the foreseeable future, we plan our geographic footprint to be generally focused on North America including the continental United States, Canada and Mexico. While acquisition will generally be the source of new geographies, we may also establish presence in new geographies by opening new offices. To maintain consistency with our acquisition program, we intend to establish a dynamic list of target metropolitan statistical areas (“MSAs”) that will serve as focus areas for expansion. General criteria for our target expansion MSAs include:
•Population scale of one million or greater
•Highly ranked in the Urban Land Institute’s publication Emerging Trends in Real Estate
•Location which complements and/or expands client opportunities
•Availability of high caliber, skilled labor force
We expect our geographic expansion decision making to be fluid, flexible, opportunistic, and loosely bound by the criteria described above.
Description of Services
We provide a broad array of professional engineering, technical, and technology enhanced consulting services to customers who own, construct, and maintain the built environment. Our highly accredited and skilled workforce utilizes an integrated methodology to provide our customers with a consistent and accountable one-stop solution for both simple and highly complex assignments. Our scale, complemented by our breadth and depth of subject matter expertise and suite of service-enabling technology assets, allows us to secure work by delivering comprehensive and complete solutions.
Civil and Site Engineering
Since our founding in 1995 as a site/civil engineering and surveying firm, we have expanded our presence across the U.S. providing site planning and design services instrumental to creating communities where people live, work and play. Our land plans are attractive, marketable, and economically feasible. We creatively solve the toughest site challenges. Our awareness of, and sensitivity to time, cost, and impacts on surrounding neighborhoods distinguishes us and has made us a go-to brand for civil and site engineering. Examples of services include:
•Conceptual land planning
•Environmental consulting and permitting
•Planning / zoning and entitlements
•Roadway, bridge and highway designs
•Erosion and Sediment designs
•Stormwater management designs
•Construction administration
•Traffic studies
•Floodplain studies
•Utility relocation designs

Table of Content
Transportation
Functional transportation systems are crucial in connecting our communities and play an essential role in the development of society. Our engineers apply proven methods and technologies to support our customers’ objectives, strengthen communities and positively impact quality of life. With significant experience in alternative delivery methods, our local knowledge is backed by the deep resources and stability of a national company. We excel on challenging transportation projects that require complex solutions within both congested urban and rural environments. From major freeway systems and urban arterials to rural highways, rail and bridge projects, our transportation engineers plan, design and oversee the construction process for safe, efficient, reliable and user-friendly transit projects of all sizes and scopes. We have experience with and understand agency rules and regulations, and we work closely with municipal, county and state officials to provide guidance, professional insight, and functional and cost-effective designs while staying up to date on continually changing industry trends. Examples of services include:
•Traffic engineering
•Traffic signal design
•Traffic studies
•Intersection improvements
•Route/alignment studies
•Signing/pavement marking plans
•Roadway design
•Drainage design
•Public involvement/consensus building
•Traffic control plans
•Alternate delivery methods
Commissioning and Energy Efficiency
Commissioning involves ensuring that a new building operates in as energy efficient a manner as the original design intent. Over time, the intended use and operation of a building can change significantly. The retro-commissioning process assures that a building and its systems are optimized to perform interactively to minimize energy demands. In addition to aligning the systems with the current usage, the retro-commissioning process will typically result in substantial reduction of both operating costs and energy consumption. In addition to commissioning, we provide energy related services such as energy modeling, Energy Star certifications, LEED consulting, and energy audits that result in substantial reductions in energy consumption. Examples of services include:
•Construction observation
•Direct systems functional performance testing
•Develop systems readiness checklist
•Post occupancy review
•Review of construction documents
•Deferred / seasonal functional testing
•Final commissioning report
•Commissioning review of submittals
Construction Management
The quality, durability, and safety of our infrastructure are all ensured by proficient construction engineering and management services augmented by sound quality assurance practices. Our construction engineering team consists of professional engineers, construction managers, inspectors, and certified technicians. We approach assignments with a depth of experience that enables us to anticipate the challenges associated with successfully delivering complex infrastructure construction projects. Every project has a comprehensive plan to address stakeholder issues, utilities, construction access and safety, pedestrian movements, environmental constraints, and schedule and budgetary limitations. Examples of services include:
•Constructability review
•Value engineering
•Budgeting and cost estimating
•Bid solicitation, documentation, and preparation
•Interagency and utility coordination
•Onsite observation and report evaluation

Table of Content
•Traffic routing, planning and management
•Resident engineer service
•Public communication and outreach
Environmental Consulting
Sound environmental management is essential to the health and safety of our surroundings and is a critical aspect of the development of any energy, transportation, or community development project. With a focus on the environmental impact of a project, a comprehensive plan requires solutions for issues such as water scarcity, climate change, managing environmental liabilities, regulatory obligations, risk management, and good environmental stewardship. Our team of scientists and licensed professionals possess a broad range of experience in natural resource inventories, wetland delineations, and threatened and endangered species habitat assessments for conservation, development, and infrastructure improvement projects. Our environmental teams have developed, or contributed to numerous regional habitat conservation plans, statewide parks planning assessments, and endangered species research, planning, and compliance projects. Examples of services include:
•Wetlands and waters of the U.S. delineations
•Natural resources inventories
•Wildlife and vegetation surveys
•Threatened and endangered species surveys
•Endangered species conservation and management
•Wetland creation and enhancement design
•NEPA documentation
•Section 404/401 permitting and compliance
•NPDES permitting
•Phase I environmental site assessment
Surveying and Geospatial Engineering
Our industry-leading land surveying and geospatial services provide a reliable foundation for a broad range of project types. We deploy a full suite of advanced technology solutions allowing us to capture data efficiently in even the most remote and access challenged locations. We create, analyze, and build tools to share 3-D geospatial data, as well as help our customers integrate these tools into their daily business activities. We seamlessly provide GIS mapping and IT services, as well as technical enhancements to projects. Our in-house teams of accredited land surveying experts have a deep understanding of local, county, and state jurisdiction requirements and review processes. Our one stop shop approach to survey and geospatial engineering streamlines our customer experience and enhances the accuracy outcome and experience of any development services or public sector project. Examples of services include:
•ALTA boundary surveys
•Topographic surveys
•Route surveys
•Right of way mapping
•Drone inspection of transmission lines
•Laser scanning and imaging
•Land title surveys
•Underground utility location
•Reality capture
•GIS mapping
•Underwater and marine survey
•Hydrology and geoscience
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

Table of Content
work closely with developers to ensure market success once projects are completed. Balancing aesthetics, function, and sustainability, we skillfully translate raw ideas into successful projects tailored for each site. Examples of services include:
•Conceptual planning
•Master planning
•Hardscape design and details
•Streetscape design
•Sustainable / low impact design
•Construction documentation
•Construction administration
•Arborist services
Land Procurement and Right-of-Way
Land procurement and right-of-way acquisition is a critical component of practically any significant utility, infrastructure, or utility scale energy project. We provide turn-key services related to the real estate aspects of large projects including public outreach, property owner negotiation, appraisal services, relocation services, and expert testimony. Examples of services include:
•Public information meeting support
•Right of entry agreements
•Title searches/title curatives
•Appraisals/appraisal reviews
•Relocation advisory assistance
•Encroachment resolutions
•Expert witness court testimony
•Eminent domain/condemnation support
Mechanical, Electrical and Plumbing – Building Services
Our mechanical, electrical, and plumbing engineering services are focused on creating high performance connected environments. Our solutions support a facility’s purpose with systems that optimize the personal experience and deliver practical results to owners, tenants, and operators while promoting productivity and energy efficiency. Our electrical engineers are highly experienced in the field of photovoltaics to serve our customers in the renewable energy, energy transition and energy efficiency space. Our mechanical engineers have the expertise necessary to deliver cost effective plans and designs for ventilation and medical-grade air filtration to meet stringent indoor air quality requirements to assist in reducing the spread of infectious respiratory diseases. Examples of services and projects include:
•Heating ventilating and a/c systems
•Medical-grade air filtration
•Indoor air quality monitoring
•Smoke control and evacuation
•Energy management and controls
•Medical gas and vacuum
•Lighting design and lighting controls
•Low and medium voltage power distribution
•Fire / life safety systems
•Standby power and UPS systems
•Telecom/Data/AV Infrastructure
•Arc flash hazard analysis
Structural Engineering
Our structural engineers work on the design and technical challenges involved in creating durable structures that meet the challenges of increasing 21st century demands. From simple culverts to complex interchanges and long-span bridges, we incorporate unique architectural treatments and other features that contemplate the full spectrum of modern construction techniques and materials, including steel trusses, curved beams, box beams, precast/prestressed concrete, timber, and fiber-reinforced polymer spans. Examples of projects include:
•Highway bridges

Table of Content
•Culverts
•Retaining walls
•Pedestrian bridges
•Buildings
•Railroad bridges
•Tanks
•Contractor services
Water Resources
The U.S. water supply is becoming scarcer and in need of protection while at the same time our water infrastructure renewal needs increase. To address these challenges, we work with our customers to develop sustainable solutions to their water, wastewater, and water resources challenges. Our team of water professionals and technologists provide specialized water supply, distribution, wastewater infrastructure and treatment, and asset management engineering and consulting services to customers. Our in-house expertise ranges from planning, design, and construction assistance to municipalities, county agencies, public utilities, and private clients in helping them meet potable water and wastewater needs. We work regularly with state and federal governments in maintaining existing systems. For customers who need funding assistance, our teams have expertise in attaining grants, funds, and loans. Examples of projects include:
•Filtration systems
•Water pumping and storage systems
•Elevated storage tanks
•Reverse osmosis systems
•Disinfection / treatment systems
•Distribution systems
•Water treatment systems
•Nutrient removal systems
•Pump stations
•Collection systems
•Reuse systems
•Membrane treatment systems
Acquisitions
Acquisitions are a core component of our growth plans. Since becoming a public company, we have successfully completed 17 acquisitions of operating engineering and consulting companies. Our acquisitions activities have added numerous capabilities, services, leadership and customers in addition to expanding our operations throughout the continental United States. Many of the senior leaders in our company today come from companies we acquired both before and after becoming a public company.
We target acquisitions that provide strategic service line extensions, have a geographic footprint complementary to our existing operations or client assignments, demonstrate capacity for profitability with strong potential for organic growth, align with our corporate culture and have management we can develop into leaders within our operations. We pursue opportunities that we can integrate efficiently. We do not intend to maintain multiple brands or stand-alone operations for extended periods post-closing. Our goal is for an acquired company to be fully integrated into our operation within one year of closing. We are cautious about advancing discussions or extending terms until we have ascertained a target is compatible with our culture and thoroughly committed to our strategic direction. We add value to the operations of our acquisitions by providing technical resources and subject matter experts that broaden opportunities with existing customers, technology investment to improve utilization, information systems to support productivity, professional development programs to promote staff engagement, supportive growth-oriented leadership, growth capital, and corporate services that improve client focus and utilization while leveraging overhead through scale.
We are regularly engaged in discussions with acquisition prospects. These discussions range in formality from an initial inquiry to a non-binding letter of intent.
Recent Acquisitions
Subsequent to September 30, 2022, we have closed on three acquisitions as detailed below. None of these recent acquisitions was individually significant under Rule 3-05 of Regulation S-X.

Table of Content
Spatial Acuity. On October 31, 2022, we closed on the purchase of assets and operations of Spatial Acuity, LLC, a professional services firm based in Austin, TX that generated approximately $2.5 million of net service revenue for the year ended December 31, 2021. Spatial Acuity specializes in 3-D imagery, reality capture and geospatial engineering.
SEI. On November 2, 2022, we closed on the purchase of assets and operations of SEI Engineering LLC, a professional services firm based in Paonia, CO that generated approximately $1.5 million of net service revenue for the year ended December 31, 2021. SEI specializes in solar energy engineering services.
H2H. On December 2, 2022, we closed on the purchase of assets and operations of H2H Geosciences Engineering PLLC, a professional services firm that generated $3.5 million of gross contract revenue for the year ended December 31, 2021. H2H specializes in hydrology and geosciences engineering services.
We have paid a total of approximately $8.6 million for the closed transactions including 134,042 shares of common stock valued at a total of approximately $2.1 million at an average of $15.45 per share. The remaining consideration was comprised of a combination of cash and seller notes.
Key Customers and Projects
We currently serve a diverse portfolio of public and private customers, who own, construct, and maintain the built environment. During the year ended December 31, 2022, approximately 70% of our revenue was derived from customers engaged with us in each of the past three years. Our breadth of our customer base diversifies risk, with the ten largest customers we served accounting for approximately 18% and 26% of our net service billing during the years ended December 31, 2022 and 2021, respectively. We avoid concentration of exposure with no single client accounting for more than 6.0% of our net service revenue during each of these periods. We focus our business development efforts on increasing the proportion of our revenue generated by long-term projects and multi-year contracts. While we anticipate public sector customers will continue to represent a meaningful portion of our revenues for the near future, we intend to continue expanding long-term relationships and multi-year assignments with private sector customers through organic growth and acquisitions.
Contracts
We enter into contracts with customers that either cover a single performance obligation consisting of one or more tasks (also referred to as assignments and deliverables) or are open-ended engagements that create a framework for our being retained for more than one discrete performance obligation and task (often referred to as master services agreements). Our contracts contain two principal types of pricing provisions: (1) fixed price, also referred to as lump sum, and (2) hourly, also referred to as time and materials or cost plus. In many cases, a single contract will contain both fixed price and hourly priced tasks. From a financial reporting perspective, a contract is categorized as fixed fee and therefore subjected to percentage completion accounting under Accounting Standards Codification "ASC" Topic 606 if any one task within the contract is priced on a fixed fee basis. For management discussion and analysis purposes, we evaluate the percentages of our revenues that are fixed fee and hourly based on the pricing of each individual task or assignment within our contracts. When we distinguish percentages of revenue based on contracts, we are considering any contract with at least one fixed fee task to be completely characterized as a fixed fee. We believe the percentage allocation relating to assignments is a more accurate assessment of the risk and opportunity associated with our revenue distribution.
The characteristics of the two contract and task types are as follows:
Hourly contracts and/or assignments are common for professional and technical consulting assignments both short-term and multi-year in duration. Under these types of engagements, there is no predetermined maximum fee, and we generally experience no risk associated with cost overruns. For hourly engagements, we negotiate hourly billing rates and charge our customers based upon the actual hours expended toward a deliverable. Direct project expenditures such as subconsultants and other expenses generally pass through to the customer for reimbursement. These engagements may have not-to-exceed parameters requiring us to receive additional authorizations from our customer to continue working but in these cases, we have no obligation to deliver a pre-negotiated result without authorization to continue at additional cost to the customer. Purely hourly contracts for financial reporting purposes do not include any lump sum components as outlined below.
Lump sum contracts and/or assignments typically require the completion of a deliverable for a specified lump-sum or fixed fee, subject to price adjustments if the scope of the assignment changes or unforeseen requirements arise. With lump sum assignments, modified schedules and expansions of scope will likely result in additional fees through change orders issued by our customers. Our fixed fee assignments generally include a specified scope of work and a defined set of

Table of Content
deliverables. For accounting and financial reporting purposes we classify a contract as fixed fee if any portion of the performance obligation under the contract requires us to complete work outlined in the contract for a pre-determined fixed price.
For the years ended December 31, 2022 and 2021, we derived over 70% and 67%, respectively, of our revenue from lump sum assignments and approximately 23% and 29%, respectively, from hourly assignments. The remainder of our revenue in each year was derived from reimbursements for itemized passthrough items such as consultants and direct expenses.
Backlog
We calculate the value of our undelivered gross revenue to measure backlog and predict future revenue. Backlog includes fully awarded and contracted work along with revenue we expect to realize over time for renewable long term and multi-year assignments. To calculate backlog, we assess the gross contract revenue we will recognize in connection with the completion of undelivered near-term and long-term customer commitments. At December 31, 2022 and 2021, our gross backlog was comprised as follows:

	December 31, 2022	December 31, 2021
Building Infrastructure	51.2%	62.3%
Transportation	30.6%	19.0%
Power & Utilities	13.4%	16.2%
Other Emerging Markets	4.8%	2.5%
We use backlog to determine appropriate staffing levels and predict company revenue growth, both of which typically move accordingly with changes in backlog. Backlog definitions and methods of calculation vary within our industry. As such, backlog is not a reliable metric on which to evaluate us relative to our peers.
As of December 31, 2022 we had approximately $243 million of gross backlog, representing a 45.5% increase as compared to $167 million as of December 31, 2021. The transportation backlog increased to 30.6% for the year ended December 31, 2022, as compared to 19.0% for the year ended December 31, 2021. The increase is attributable to our acquisition of McMahon Associates Inc, in 2022, which is part of our growth strategy through acquisitions. For further details, see Note 4, Acquisitions, appearing in Part IV of this Annual Report on Form 10-K.
We have experienced growth in our backlog as we have expanded our footprint, increased our client base, and more deeply penetrated our end markets. Despite the general economic and personal effects of COVID-19 on our customers, our markets and our employees, we produced growth in our backlog by virtue of our efforts to secure new commitments that exceeded the reductions that result from gross revenue and cancellations. We believe that our growth in backlog is an indicator of the success of our growth strategies

Marketing and Sales
We position ourselves as a preferred provider of services to those who own, construct and maintain the built environment. We obtain client engagements primarily through business development efforts targeted at new customers, cross-selling of our services to existing customers, expanding client relationships into new geographies, referrals and social media outreach. We maintain professional marketing and business development staffs that work closely with our managers and leadership to develop strategic, targeted programs for affecting outreach, advancing our brand, developing new opportunities and securing new assignments.
Consumers of engineering and technical services consistent with ours can be local, regional, and national organizations with projects ranging from a single, quick-turn deliverable to complex long-term assignments and multi-year engagements. By focusing our business development efforts more on long-term assignments and multi-year opportunities in growing end markets, we extend the visibility of future revenue forecasts and reduce the costs and uncertainty associated with backlog depletion and revenue replacement. We expect to continue to see organic growth in sales based on our commitment to delivering the highest quality and most creatively conceived solutions to our customers.

Table of Content
Our business development and marketing efforts emphasize lead generation, industry group networking, project and staff promotion and general corporate visibility. We support our managers’ business development efforts with a seasoned team of marketing professionals embedded throughout our organization working to professionalize every touchpoint with customers, prospects and influencers. We complement our marketing and business development efforts with extensive social media awareness. In addition, we contract for services with a professional public and media relations agency. We are neither engaged with, nor dependent on, traditional paid media advertising.
We actively engage in creating revenue synergy by cross selling our services between clients, geographies and markets. We define cross-selling and revenue synergy as either expanding our relationship with a particular client by providing additional services and expanded geographic coverage or expanding our overall market penetration with respect to a particular service offering by introducing it throughout our national operation. Our acquisitions offer significant cross selling and revenue synergy opportunities which facilitates both acquired and organic growth. As our service offerings continue expanding and we expand our portfolio of services, we anticipate increases in our cross-selling successes.
Competition
Our competition varies according to the market, geographical area of the project and the nature and scope of a particular opportunity. The engineering and consulting industry is highly fragmented and characterized by many small and mid-sized companies that focus their operations on regional markets or specialized service niches. On any given opportunity, we compete and/or team with many of the same local, regional and national companies.
Industry participants compete on the strength of client relationships, reputation for quality of service and reliability, expertise in local markets, technical capabilities, and price. While price differentiation remains an important element in competitive bidding and is often the most significant factor in securing public sector contracts, we believe that value, quality, reputation and scale are competitive differentiators that positively affect our ability to win work. The importance of the foregoing factors varies widely based upon the nature, location, and size of the project. On highly complex and sought-after projects, our breadth of services, financial foundation, work-sharing orientation and geographic reach afford us flexibility in pricing and cost estimation. Our ability to provide comprehensive and integrated solutions gives us flexibility when it comes to pricing strategies to meet client budgets and funding limitations. We believe that we benefit from our diversified service offerings and highly skilled, diverse and qualified employees.
Credentials, licensing and the ability to secure and demonstrate sufficient professional liability insurance present significant barriers to entry in the industry. Within the engineering market, scale and breadth of service offerings can also act as a barrier for entry for companies that do not have adequate professional and financial resources to compete for and execute complex, large-scale projects. Customers are increasingly emphasizing safe work practices by placing a premium on limiting liability, thus creating an additional barrier to entry for those who cannot demonstrate and maintain a safety record at or above industry standards. The opportunity and financial cost to customers of delivery delays has a meaningful impact on their willingness to rely on smaller firms.
It is common for many of the companies we compete with to have greater financial resources, larger national platforms or greater service offerings than we currently have. Factors affecting our ability to win assignments include our marketing effectiveness, our client relationships, our ability to team with larger organizations, our capacity to accurately estimate costs and quantify the quality assurance requirements of the work, our ability to hire, train and retain qualified personnel, our ability to deliver timely, and our ability to obtain adequate professional insurance for the work we perform. We believe our positioning enables us to continue winning incrementally larger work assignments that will grow our business.
Human Capital Resources
As of December 31, 2022, we had nearly 1,600 employees, approximately 92% of which are full-time employees and approximately 8% of which represent our non-technical operations staff. Our low total employee attrition rate for 2022 among all staff, part-time and full-time, office and field, was reflective of our commitment to our core values, employee engagement and professional development. Our reputation, aided by our dedicated internal recruiting staff and nationally scaled work-share platform, has afforded us the ability to be successful in locating and engaging with qualified and credentialed employees as needed on an anywhere-anytime basis. We do not expect our growth efforts to be significantly constrained by a lack of qualified personnel or by any geographic limitations. We consider our employee relations to be exceptional and our level of engagement with employees to be high. As of December 31, 2022, our licensed professional staff represented approximately 33% of our workforce.

Table of Content
Approximately 30% of our workforce works outdoors performing geospatial engineering, construction management, land procurement and field surveying. Our professional safety team administers a disciplined compliance routine with complex and comprehensive protocols that lead to fewer accidents, lower costs associated with accidents, lost productivity, and insurance. We have earned a safety record that distinguishes us relative to our competitors.
It is crucial that we continue to attract and retain top talent to continue to maintain our reputation for delivering high-quality services. To facilitate talent attraction and retention, we strive to make Bowman a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their personal and professional lives.
Diversity and Inclusion. We believe that a diverse workforce is critical to success, and we continue to focus on the hiring, retention and advancement of underrepresented populations in our industry. We have focused our recent efforts in four areas: inspiring innovation through an inclusive and diverse culture; expanding our efforts to recruit and hire diverse talent; advocating and facilitating affinity group engagement; and identifying strategic partners to accelerate our inclusion and diversity programs.
Health, Safety and Wellness. Fundamental to the success of our business is our commitment to the safety and well-being of our employees and customers. Accordingly, we dedicate resources to making sure our employees are trained and equipped to carry out their job functions to keep themselves, our customers, and the communities in which we work safe. We provide employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including: 1) benefits that provide protection and security so employees have peace of mind concerning events that may require time away from work or that impact financial well-being; 2) support for physical and mental health through tools, resources and leave policies that help improve or maintain health status and encourage engagement in healthy behaviors; and 3) choices where possible, so employees can customize benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented adaptive policies that we determined were in the best interest of our employees, the communities in which we operate, and which comply with government regulations. This included having many of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work. We believe that in-person collaboration is a critical component of employee engagement. We have re-opened all our offices and encourage return to work.
Talent Development. We invest significant resources to develop the talent needed to remain a leading engineering services provider. We deliver numerous training opportunities, provide geographic flexibility, have expanded our focus on continuous learning and development, and implemented “industry-leading” methodologies to manage performance, provide feedback and develop talent.
Our talent development programs provide employees with the resources they need to help achieve their career goals, to build management skills and lead their organizations. We provide a series of employee workshops throughout the company that support professional growth and development. Additionally, our manager and leadership development programs provide an ongoing opportunity for employees to practice and apply learning around conversations aligned with our annual review process. We offer employees a breadth of on-line tools that provide quick access to learning resources that are personalized to the individual’s development objectives.
Regulation
While our business is not generally subject to significant regulation, the services we provide to our customers address various federal, state and local regulations that must be complied with to receive approval to proceed. With respect to the operation of our business, we are subject to professional licensing and human resources requirements that vary by state.
Each state establishes licensing and organizational requirements for our services. Certain states allow only individuals and individually owned professional services corporations to hold licenses. In those states there may be grandfathering exemptions that allow corporations to hold licenses. In the event a state does not allow a corporation to hold a license, we have in the past, formed professional services corporations owned by Mr. Bowman and other employees to facilitate our ability to work in such states. To the extent we cannot adequately satisfy a state’s licensing requirements, we do not operate in that state. As of December 31, 2022, we were licensed to operate in all states within the continental United States either directly or through an affiliate.
We must comply with laws and regulations relating to government contracts, which affect how we do business with our customers and may impose added costs on our business. In connection with the process of bidding for and being

Table of Content
awarded certain government assignments we are required to provide an annual Federal Acquisition Regulation rate audit that determines our overhead reimbursement allowance. Some significant laws and regulations that affect us include:
•federal, state, and local laws and regulations (including the Federal Acquisition Regulation or “FAR”) regarding the formation, administration, and performance of government contracts
•the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval
•federal, state, and local laws and regulations regarding procurement integrity including gratuity, bribery and anti-corruption requirements as well as limitations on political contributions and lobbying.
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

•We engage in a highly competitive business. If we are unable to compete effectively, we could lose market share and our business and results of operations could be negatively impacted;
•Our continued success is dependent upon our ability to hire, retain and utilize qualified personnel; continued success is dependent upon our ability to hire, retain and utilize qualified personnel;
•Our profitability could suffer if we are not able to maintain adequate utilization of our workforce due to slowdowns in the economy, reduced demand for our services or the impact of the COVID-19 pandemic;

Table of Content
•If we are unable to integrate acquired businesses successfully, our business could be harmed;
•We cannot assure you that we will achieve synergies and cost savings in connection with prior or future acquisitions;
•Demand from clients is cyclical and vulnerable to economic downturns. If the economy weakens or client spending declines, our financial results may be impacted;
•Outbreaks of communicable diseases, including the on-going global pandemic related to COVID-19 may have, directly or indirectly, a material and adverse effect on our business, financial condition and results of operations. The duration and extent to which this will impact our future financial condition and results of operations remains uncertain;
•Construction, roadway, mining, and maintenance sites are inherently dangerous workplaces. If we, the owner, or others working at such sites fail to maintain safe work conditions, we can be exposed to significant financial losses and reputational harm, as well as civil and criminal liabilities;
•Our services expose us to significant risks of liability, and our insurance policies may not provide adequate coverage;
•The contracts in our backlog may be adjusted, cancelled, or suspended by our clients and, therefore, our backlog is not necessarily indicative of our future revenues or earnings. Additionally, even if fully performed, our backlog is not a good indicator of future gross profit;
•The nature of our contracts, particularly those that are fixed price, subject us to risks of cost overruns. We may experience reduced profits or, in some cases, losses if costs increase above budgets or estimates or if the project experiences schedule delays;
•Governmental agencies may modify, curtail or terminate our contracts at any time prior to their completion and, if we do not replace them, we may suffer a decline in revenue;
•Our failure to comply with a variety of complex procurement rules and regulations could damage our reputation and result in our being liable for penalties, including termination of our government contracts, disqualification from bidding on future government contracts and suspension or debarment from government contracting;
•We are dependent on third parties to complete certain elements of our contracts;
•Our quarterly results may fluctuate significantly, which could have a material negative effect on the price of our common stock;
•If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock;
•Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud;
•An active trading market for our common stock may not continue to develop or be sustained; and
•Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.
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

Table of Content
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
The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by several factors, including:
•our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;
•our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces;
•our ability to manage attrition;
•our need to devote time and resources to training, business development, professional development, and other non-chargeable activities;
•our ability to match the skill sets of our employees to the needs of the marketplace; and
•if we over-utilize our workforce, our employees may become disengaged, which will impact employee attrition. If we under-utilize our workforce, our profit margin and profitability could suffer.
If we are unable to integrate acquired businesses successfully, our business could be harmed.
As part of our business strategy to pursue accretive acquisitions, we have in the past and intend to continue to selectively pursue targets that provide complementary, low-risk services and expand our national platform. We may not be able to identify suitable acquisition or strategic investment opportunities or may be unable to obtain the required consent of our lenders and, therefore, may not be able to complete such acquisitions or strategic investments. We have incurred, and may continue to incur, expenses associated with sourcing, evaluating, and negotiating acquisitions (including those that do not get completed), and we have paid, and may in the future also pay, fees and expenses associated with financing acquisitions to investment banks and other advisors. Any of these amounts may be substantial, and together with the size,

Table of Content
timing, and number of acquisitions we pursue, may negatively affect, and cause significant volatility in our financial results.
In addition, we have assumed, and may in the future assume, liabilities of the companies we acquire. While we conduct a due diligence process and when appropriate, we retain third-party advisors to consult on potential liabilities related to these acquisitions, there can be no assurances that all potential liabilities will be identified or known to us. If there are unknown liabilities or other obligations, our business could be materially adversely affected.
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
The difficulties of integrating acquisitions include, among other things:
•unanticipated issues in integration of information, communications and other systems;
•unanticipated incompatibility of logistics, marketing and administration methods;
•maintaining employee morale and retaining key employees;
•integrating the business cultures of companies;
•preserving important strategic client relationships;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations; and
•coordinating geographically separate organizations.
In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of such acquisition, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.
Further, acquisitions have in the past, and may also in the future, cause us to:
•expend significant time, effort and resources;
•issue securities that would dilute our current stockholders;
•use a substantial portion of our cash resources;
•increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;
•assume liabilities, including environmental liabilities, for which we do not have indemnification from the former owners or have indemnification that may be subject to dispute or concerns regarding the creditworthiness of the former owners;
•record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential impairment charges;
•experience volatility in earnings due to changes in contingent consideration related to acquisition liability estimates;
•incur amortization expenses related to certain intangible assets;
•lose existing or potential contracts as a result of conflict-of-interest issues;
•incur large and immediate write-offs; or
•become subject to litigation.
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

Table of Content
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
Continuing worldwide political, social and economic uncertainties may adversely affect our revenue and profitability.
The last several years have been periodically marked by political, social and economic concerns, including decreased consumer confidence, the lingering effects of international conflicts, energy costs and inflation. Ongoing instability and current conflicts in global markets, including Eastern Europe, the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geopolitical events throughout the world. have created and may continue to create economic and political uncertainties and impacts. For example, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the U.S., U.K. and European Union, along with others, imposed significant new sanctions and export controls against Russia. Russian banks and certain Russian individuals may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the escalating military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into global markets and the global economy. Current global geopolitical tensions, including related to Ukraine, may exacerbate any economic downturn.
The instability created by these global uncertainties can make it extremely difficult for our clients, our vendors and us to accurately forecast and plan future business activities, and could cause constrained spending on our services, delays and a lengthening of our business development efforts, the demand for more favorable pricing or other terms and/or difficulty in collection of our accounts receivable. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Further, ongoing economic instability in the global markets could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. If economic conditions remain uncertain or weaken, or government spending is reduced, our revenue and profitability could be adversely affected.
Demand from clients is cyclical and vulnerable to economic downturns. If the economy weakens or client spending declines, our financial results may be impacted.
Demand for services from our clients is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing or canceling proposed and existing projects. Our business traditionally leads in downturns to the overall economy and may lag in a recovery, therefore, our business may not recover immediately when the economy improves.
If the economy weakens further or client spending declines, then our revenue, profits and overall financial condition may deteriorate. If there is additional economic downturn, including as a result of the worldwide political, social and economic uncertainties described above, our existing and potential clients may either postpone entering into new contracts, renew existing contracts or request price concessions. Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding and the potential of increased credit losses on uncollectible invoices. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may

Table of Content
be adversely affected. Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.
Outbreaks of communicable diseases, including the global pandemic related to COVID-19 and its variants may have, directly or indirectly, a material and adverse effect on our business, financial condition, and results of operations. The duration and extent to which this will impact our future financial condition and results of operations remains uncertain.
Global or national health concerns, including the outbreak of pandemic or contagious disease, can negatively impact the U.S. economy and, therefore, demand and pricing for our services. For example, the outbreak of the COVID-19 pandemic and the measures taken to address and limit the spread of the virus adversely affected the U.S. economy and financial markets, resulting in an economic downturn that negatively impacted demand for services like ours [(see Note 24 of the accompanying consolidated financial statements for more information on the impact of COVID-19 on our operations)]. Furthermore, the COVID-19 pandemic also raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our services and affect our financial condition and results of operations even after the pandemic is contained, and the containment measures are lifted. For example, if a client’s financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. Since many of our clients are government agencies, a fall in tax revenues from the downturn in activity could affect their decisions to spend more on infrastructure maintenance and upgrades. We continue to monitor the impact of the COVID-19 pandemic on our cash flows and on the credit and financial markets.
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

Table of Content
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
Inflation could adversely affect our business and results of operations.
While inflation in the United States and global markets has been relatively low in recent years, during 2021 and 2022, the economy in the United States and global markets encountered a material increase in the level of inflation. The impact of COVID-19, geopolitical developments such as the Russia-Ukraine conflict and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for [labor, materials and services] and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding COVID-19, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.
A significant decline in new home construction, and/or a deterioration in expectations regarding the homebuilding market, could have a material adverse impact on our business, financial condition and results of operations.
Our clients include many of the top homebuilders in the United States. Demand for new homes has historically been fueled by continued low interest rates and changing population demographics but remains sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. Demand for new homes is subject to fluctuations, often due to factors outside of our control. For example, during 2022, the housing market weakened in response to the Federal Reserve’s aggressive increase in interest rates in an effort to curtail inflation. We cannot predict whether and to what extent housing markets will grow, particularly if interest rates for mortgage loans, land costs, and construction costs continue to rise. It is likely that if one or more of the foregoing factors occurred or if there was an economic downturn, the resulting decline in demand for new homes would negatively impact the demand for our residential land planning and design services, which in turn could have a material adverse impact on our business, results of operations and financial condition.
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

Table of Content
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
Backlog represents the total dollar amount of revenues we expect to record in the future from the performance of work under contracts we have been awarded. As of December 31, 2022, our gross backlog totaled approximately $243 million. There is no assurance that backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all our contracts are subject to cancellation, termination, or suspension at the discretion of the client. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the services required by the project. The risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.
The contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog is based on estimates. Additionally, the way we perform on our individual contracts can affect greatly our gross margins and hence, future profitability.

Table of Content
The nature of our assignments, particularly those that are fixed price, subject us to risks of cost overruns. We may experience reduced profits or, in some cases, losses if costs increase above budgets or estimates or if the project experiences schedule delays.
For the years ended December 31, 2022 and 2021, approximately 70% and 66%, respectively, of our gross revenues were earned under fixed price assignments. Fixed price assignments require us to estimate the total cost of the project in advance of its performance. For fixed price assignments, we may benefit from any cost savings, but we bear greater risk of paying some, if not all, of any cost overruns. Fixed price assignments are established in part on partial or incomplete designs, cost and scheduling estimates that are based on several assumptions, including those about future economic conditions, commodity and other materials pricing and availability of labor, equipment and materials, and other exigencies. If the design or the estimates prove inaccurate or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather or other delays beyond our control, changes in the costs of equipment or raw materials, our vendors’ or sub-consultants’ inability or failure to perform, or changes in general economic conditions, then cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. These risks are increased for projects with long-term durations because there is a greater risk that the circumstances on which we based our original estimates will change in a manner that increases costs. If the project is significant, or there are one or more issues that impact multiple projects, costs overruns could have a material adverse impact on our business, financial condition, and results of operations.
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

Table of Content
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
We need to protect our own internal trade secrets, work product for our clients, and other business confidential information from disclosure. We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients’ proprietary or classified information. As a result of the conflict between Russia and the Ukraine, in February 2022 the U.S. Cybersecurity and Infrastructure Security Agency issued a “Shields Up” alert for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations both within and beyond the U.S., particularly in the wake of sanctions imposed by the United States and its allies. We rely on industry-accepted security measures and technology to maintain securely all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems, but they are still vulnerable to these threats. A user who circumvents security measures can misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. Our industry has not been immune from organized cyber-attacks from persons seeking a ransom as a condition of releasing access to the firm’s computer systems. As a result, we can be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events can damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Table of Content
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
Our quarterly operating results may fluctuate due to several factors, including:
•fluctuations in the spending patterns of our customers;
•the number and significance of projects executed during a quarter;
•unanticipated changes in contract performance, particularly with contracts that have funding limits;
•the timing of resolving change orders, requests for equitable adjustments and other contract adjustments;
•the timing of our meeting a project milestone that allows us to bill our client and recognize revenue;
•project delays;
•changes in prices of commodities or other supplies;
•weather conditions that delay work at project sites;
•the timing of expenses incurred in connection with acquisitions or other corporate initiatives;
•natural disasters or other crises;
•staff levels and utilization rates;
•changes in prices of services offered by our competitors; and
•general economic and political conditions.
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
Because we have grown in part through acquisitions, and expect to grow further through acquisitions, goodwill and intangible assets represent a substantial portion of our assets and will likely represent a more substantial portion in the future. As of December 31, 2022 and 2021, we had $53.2 million and $28.5 million of goodwill, representing 20.8% and 20.6%, respectively, of our total assets as of December 31, 2022 and 2021. Under U.S. GAAP, we are required to evaluate goodwill carried in our consolidated balance sheet for possible impairment on an annual basis using a fair value approach. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below our goodwill carrying value. These events or circumstances could include a significant change in the business climate, including legal factors, economic impacts,

Table of Content
operating performance indicators, competition, sale, or disposition of a significant portion of our business, potential changes in regulatory or licensing requirements, and other factors.
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
Our credit agreement contains several financial covenants that impose operating and other restrictions on us, and our subsidiaries. Such restrictions affect or could affect, and in many respects limit or prohibit, among other things, our ability, and the ability of certain of our subsidiaries to:
•incur additional indebtedness;
•create liens;
•pay dividends and make other distributions in respect of our equity securities;
•redeem our equity securities;
•enter into certain lines of business;
•make certain investments or certain other restricted payments;
•sell certain kinds of assets;
•enter into certain types of transactions with affiliates; and
•undergo a change in control or effect certain mergers or consolidations.
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
A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under the credit agreement. If an event of default occurs, the lenders under the credit agreement could elect to:
•declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;
•require us to apply all our available cash to repay the borrowings; or
•prevent us from making debt service payments on certain of our borrowings due to other creditors.

Table of Content
If we were unable to repay or otherwise refinance these borrowings when due, the lenders under the credit agreement could sell the collateral securing the credit agreement, which constitutes a significant majority of our assets.

The replacement of the London Inter-Bank Offered Rate, or LIBOR, with the Secured Overnight Financing Rate, or SOFR, may adversely affect interest income or expense.
On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. The Secured Overnight Financing Rate (“SOFR”), an index calculated by short-term repurchase agreements, backed by U.S. Treasuries has been identified by market participants as the preferred alternative to USD LIBOR in derivatives and other financial contracts. Our amended and restated credit agreement provides SOFR as the benchmark replacement. The selection of SOFR as the reference rate currently presents certain market concerns because a term structure for SOFR has not yet developed, and there is not yet a generally accepted methodology for adjusting SOFR, which represents an overnight, risk-free rate, so that it will be comparable to LIBOR, which has various tenors and reflects a risk component. In addition, our hedging strategies may be adversely impacted as no active market exists for derivative instruments tied to SOFR.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our credit agreement bear interest at variable rates, exposing us to interest rate risk. Interest rates in the United States increased during fiscal year 2022 and may continue to increase in the future. As a result, interest rates on the obligations under our credit facilities [and other variable rate debt indebtedness] could be higher than current levels. If interest rates continue to increase, our debt service obligations on the variable rate indebtedness would continue to increase even though the amount borrowed would remain the same, and our results of operations and cash flows for servicing our indebtedness would decrease, perhaps significantly.
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
A substantial amount of our revenue is derived from our work for municipalities and other public agencies. Consequently, we are exposed to certain risks associated with public agency and government contracting, any one of which can have a material adverse effect on our business, results of operations and financial condition. These risks include:
•The ability of the public agency to terminate the contract with 30 days’ prior notice or less;
•Changes in public agency spending and fiscal policies which can have an adverse effect on demand for our services;
•Contracts that are subject to public agency budget cycles, and often are subject to renewal on an annual basis;
•The often wide variation of the types and pricing terms of contracts from agency to agency;
•The difficulty of obtaining change orders and additions to contracts; and
•The requirement to perform periodic audits as a condition of certain contract arrangements.

Table of Content
Legislation, policy, rules, or regulations may be enacted that limit or change the ability of state, regional or local agencies to contract for our privatized services. Such changes would affect our ability to obtain new contracts and may decrease the demand for our services.
Legislation is proposed periodically that attempts to limit the ability of governmental agencies to contract with private consultants to provide services. Should such changes occur and be upheld, demand for our services may be materially adversely affected. For the years ended December 31, 2022 and 2021, approximately 21% and 13% of our gross revenue, respectively, was derived from services performed under contracts with governmental agencies. While attempts at such legislation have failed in the past, such measures could be adopted in the future.
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
We must comply with laws and regulations relating to government contracts, which affect how we do business with our customers and may impose added costs on our business. Some significant laws and regulations that affect us include:
•federal, state, and local laws and regulations (including the Federal Acquisition Regulation or “FAR”) regarding the formation, administration, and performance of government contracts;
•the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval; and
•federal, state, and local laws and regulations regarding procurement integrity including gratuity, bribery and anti-corruption requirements as well as limitations on political contributions and lobbying.
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

Table of Content
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
Each state establishes licensing and organizational requirements for our services. Certain states allow only individuals and individually owned professional services corporations to hold licenses. In those states there may be grandfathering exemptions that allow corporations to hold licenses. In the event a state does not allow a corporation to hold a license, we have in the past formed professional services corporations owned by Mr. Bowman and other employees to facilitate our ability to work in such states. To the extent we cannot adequately satisfy a state’s licensing requirements, we do not operate in that state. As of December 31, 2022, we were licensed to operate in 45 states.
Changes in tax laws could increase our tax rate and tax payments and materially affect our results of operations.

Table of Content
We are subject to tax laws in the United States. The current U.S. presidential administration has called for fiscal and tax policies, which may include comprehensive tax reform. Many of these proposed changes to the taxation of our activities could increase our effective tax rate and harm our results of operations. For example, as part of the recently adopted Inflation Reduction Act of 2022, the United States implemented a 1% excise tax on the value of certain share repurchases by publicly traded companies. As discussed below, this tax could increase the costs to us of any share repurchases. In addition, under the 2017 Tax Cut & Jobs Act, research and experimental costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective for our fiscal year ended December 31, 2022. Unless this provision of the act is repealed or its effectiveness is deferred, the capitalization requirement could significantly increase our tax payments or require us to alter our approach to the conveyance of intellectual property rights.
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

Table of Content
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
The market price of our common stock has been, and may in the future be highly, volatile. The stock market in general and the market for emerging growth companies have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:
•the recruitment or departure of key personnel;
•actual or anticipated changes in estimates as to financial results, acquisitions or recommendations by securities analysts;
•variations in our financial results or those of companies that are perceived to be similar to us;
•market conditions in the utility and infrastructure markets where we focus;
•future sales of our common stock by us or our stockholders;
•the trading volume of our common stock;
•general economic, industry and market conditions; and
•the other factors described in this “Risk Factors” section.
An active trading market for our common stock may not be sustained.
Although our common stock is listed on The Nasdaq Global Market, an active trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies by using our shares as consideration.
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
Our continued eligibility for listing on Nasdaq depends on several factors. If Nasdaq delists the common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•a limited amount of analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
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

Table of Content
Our President, Chairman and Chief Executive Officer owns a large percentage of our voting stock, which may allow him to have a significant influence on all matters requiring stockholder approval.
Mr. Gary Bowman, our President, Chairman and Chief Executive Officer, beneficially owned 2,587,749 shares, or approximately 19.04% of our common stock as of March 15, 2023. Mr. Bowman has significant power to influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including decisions regarding mergers, going private transactions, and other extraordinary transactions, and to significantly influence the terms of any of these transactions. Although Mr. Bowman owes our stockholders certain fiduciary duties as a director and an executive officer, Mr. Bowman could take actions to address his own interests, which may be different from those of our other stockholders.
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
Future issuances or sales of a substantial number of shares of our common stock, or the perception that such issuances or sales may occur, could cause our stock price to decline.
Future issuances or sales of additional shares of our common stock could dilute the ownership interest of our common stockholders and could depress the market price of shares of our common stock.
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
We have also registered shares of our common stock that we may issue under our equity incentive plans and our employee stock purchase plan. As a result, all such shares can be freely sold in the public market upon issuance, subject to any vesting conditions or contractual lock-up agreements.
If additional shares of our common stock are issued or sold, or if it is perceived that they will be issued or sold, in the public market, the market price of our common stock could decline.
We cannot guarantee that our share repurchase program will be fully implemented or that it will enhance long-term stockholder value.
In November 2022, we authorized a share repurchase program, under which we may repurchase up to $10 million of the outstanding shares of our common stock. Under the terms of the program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual manner, timing and amount of repurchases under the share repurchase program will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, market conditions and capital allocation priorities. As a result, there can be no guarantee around the timing or volume of our share repurchases. In addition, as part of the recently adopted Inflation Reduction Act of 2022, the United States implemented a 1% excise tax on the value of certain share repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases. We intend to finance any stock repurchases through operating cash flow. Repurchases also may be made under a trading plan under Rule 10b5-1, which would permit shares to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. There is no guarantee as to the number of shares that will be repurchased, and the share repurchase program may be extended, suspended or discontinued at any time without notice at our discretion, which may result in a decrease in the trading price of our common stock. The share repurchase program could increase volatility in and affect the price of our common stock. The existence of our share repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market

Table of Content
liquidity for our common stock. Additionally, repurchases under our share repurchase program will diminish our cash reserves and negatively impact our access to debt and our overall indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.
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
Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
•a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;
•advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
•the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.
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

Table of Content
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

Table of Content
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive office is located at 12355 Sunrise Valley Drive, Suite 520, Reston, Virginia 20191, which we lease under a seven-year commitment with annual lease terms of $0.3 million. We do not own any real property. We currently operate out of more than 65 core locations nationally, of which one is a related party transaction with a property owner including members of our management team. Our lease terms vary ranging from month-to-month to multi-year commitments. While we take pride in offering work locations to our employees that are conveniently located, professionally finished, well appointed, transit-centric and amenity rich, we do not consider any specific leased properties to be materially important to our long-term prospect for success. While we do believe it is necessary to maintain offices through which our services are coordinated and our employees collaborate in person, we feel there are an ample number of available office rental properties that could adequately serve our needs should we need to relocate or expand any of our operations.
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

Table of Content
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the Nasdaq Global Market under the symbol “BWMN.”
Stockholders
As of March 15, 2023, there were three holders of record of our common stock.
Dividends
We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
Unregistered Sales of Equity Securities
Sales of unregistered securities during the year ended December 31, 2022 were previously disclosed in our Quarterly Reports on Form 10-Q for each of the quarters March 31, 2022, June 30, 2022 and September 30, 2022. Subsequent to September 30, 2022 and through the reporting date of this Annual Report on Form 10-K, we made sales of the following unregistered securities:
On November 4, 2022, we issued 134,042 shares of common stock as partial consideration for our acquisition of Spatial Acuity, LLC.
In December 2022, we issued a $1.6 million 7.00% unsubordinated convertible note with a maturity date in September 2027, as partial consideration for the acquisition of H2H Geoscience Engineering, PLLC. The convertible promissory note will be convertible into shares of our common stock at the option of the holders at any time, at a conversion price of $18.00 per share.
For a description of these acquisitions, see Note 4, Acquisitions, appearing in Part IV of this Annual Report on Form 10-K.
The offer, sale and issuance of the securities described above were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipient of securities in this transaction acquired the securities for investment only and not with a view to, or for sale in connection with any, distribution thereof and appropriate legends were affixed to the securities issued in the transaction. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The recipient had adequate access, through employment, business, or other relationships, to information about us.
Use of Proceeds
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
We utilized a portion of our net proceeds to pay expenses associated with the offering and the funding of acquisitions. We expect to use the remaining net proceeds for general corporate purposes, including organic expansion and the funding of potential future acquisitions.

Table of Content
Issuer Purchases of Equity Securities
The following table summarizes the purchases of shares of our common stock made by us during the three months ended December 31, 2022 (in thousands, except share data and average price per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/22 - 10/31/22	11,464	14.60	-	-
11/1/22 - 11/30/22	29,131	17.83	-	-
12/1/22 - 12/31/22	14,042	20.50	-	-
We repurchased 54,637 shares of common stock which were tendered by employees to satisfy required tax withholding obligations arising from the vesting of restricted shares of common stock. We did not purchase any shares subject to our share repurchase program.
Item 6. Selected Financial Data
[RESERVED]

Table of Content
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
Overview
Bowman is a professional services firm delivering innovative engineering solutions to customers who own, develop, and maintain the built environment. We provide planning, engineering, construction management, commissioning, environmental consulting, geospatial, survey, land procurement and other technical services to over 3,000 customers operating in a diverse set of end markets. We work as both a prime and sub-consultant for a broad base of public and private sector customers that generally operate in highly regulated environments.
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
Gross contract revenue for the years ended December 31, 2022, and 2021 was $261.7 million and $150.0 million, respectively. Gross contract revenue derived from our workforce represented 89.9% and 89.9% of gross contract revenue for the years ended December 31, 2022 and 2021, respectively (see Net service billing – non-GAAP below). Our net income for the years ended December 31, 2022, and 2021 was $5.0 million and $0.3 million, respectively. Our Adjusted EBITDA (see Adjusted EBITDA - non-GAAP below) was $34.0 million on net income of $5.0 million and $16.5 million on net income of $0.3 million for the years ended December 31, 2022, and 2021, respectively.
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

Table of Content
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
We generally do not generate profit from the pass-through of sub-consultants and reimbursable expenses. As such, contract profitability is most heavily impacted by the mix of labor utilized to complete the tasks and the efficiency of those resources in completing the tasks. Our largest direct contract cost is consistently our labor. To grow our revenue and maximize overall profitability we carefully monitor and manage our fixed cost of labor and the utilization thereof. Maintaining an optimal level of utilization on a balanced pool of growing labor resources represents our greatest prospect for delivering increasing profitability.
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

Table of Content
The majority of our assignments are lump sum in nature representing approximately 70% and 66% of our gross contract revenue for the years ended December 31, 2022 and 2021, respectively. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that is performed at risk with no documented customer commitment.
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
Non-cash stock compensation represents the expenses incurred with respect to shares and options issued by the Company, both vested and unvested, to employees as long-term incentives. This expense is based on the amortization of the grant date fair value of equity grants over the vesting period. Non-cash stock compensation cost for permanent equity is the grant date fair value of the awards, or the Black-Sholes-Merton value of stock options on the grant date, recognized ratably over the vesting periods of each award.
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

Table of Content
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
Revenue Recognition
On January 1, 2019, we adopted ASC Topic 606. To determine the proper revenue recognition method under ASC Topic 606, we evaluate whether two or more contracts should be combined and accounted for as one single contract and if so, whether to account for the combined or single contract as more than one performance obligation. For most of our contracts, we conclude there to be a single performance obligation because the promise to transfer individual goods or services is not separately identifiable from the commitment to the deliverable of the contract and, therefore, is not distinct.
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

Table of Content
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
We performed an impairment analysis for the years ended December 31, 2022 and 2021 and concluded that the fair value of the reporting unit was greater than carrying value, and as such, we did not record an impairment charge.
Income Tax
On January 1, 2018, we changed our election from an S-corporation to a C-corporation. As an S-corporation, we were a non-taxable entity with all taxable income or loss allocated to the shareholders. Upon conversion to a C-corporation, we became a taxable entity. On December 31, 2018, we recorded a $5.4 million deferred tax liability associated with our conversion. For the year ended December 31, 2020, we qualified under Internal Revenue Service 26 U.S. Code § 448, Limitation on use of cash method of accounting as a cash basis taxpayer based on our outstanding shares of common stock being at least 95% employee-owned with at least 95% of our gross revenue derived from engineering and consulting services. As such, we calculate our current tax expense on a cash basis and accrue future tax expenses resulting from associated timing differences as deferred tax liabilities. Upon the effective date of our initial public offering, we no longer qualified as a cash basis taxpayer and are subject to a four-year conversion payment of our deferred tax liability subject to Section 7.03(1) of Rev. Proc. 2015-13.
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

Table of Content
As a result, we recorded a stock repurchase liability and temporary equity associated with certain provisions of the Shareholders’ Buy-Sell Agreement and Stock Bonus Agreements whereby we would be obligated to repurchase stock from certain shareholders upon death, disability, retirement, or termination of employment. ASC Topic 718 Stock Compensation (“ASC Topic 718”) and ASC Topic 480 Distinguishing Liabilities from Equity (“ASC Topic 480”) govern the classification of equity and the treatment of stock awarded, purchased, or otherwise acquired. Shares are classified as a liability pursuant to ASC Topic 718 when conditions exist whereby those shares are subject to a call feature determined to be probable of execution upon the occurrence of an event beyond the control of the issuer. Shares are classified as temporary equity pursuant to ASC Topic 480 when conditions exist whereby stock is subject to mandatory redemption by the issuer upon the occurrence of an event that is conditional and beyond the control of the issuer.
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
Results of Operations
Consolidated results of operations
The following represents our consolidated results of operations for periods indicated (in thousands):

	For The Year Ended December 31,
	2022	2021
Gross contract revenue	$261,714	$149,970
Contract costs (exclusive of depreciation and amortization)	126,586	74,532
Operating expense	130,008	75,278
Income from operations	5,120	160
Other expense	3,384	1,440
Income tax benefit	(3,269)	(1,579)
Net income	$5,005	$299
Net margin	1.9%	0.2%
Other financial information [1]
Net service billing	$235,204	$134,854
Adjusted EBITDA	34,022	16,485
Adjusted EBITA margin, net	14.5%	12.2%
1 Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below in results of operations.
Year ended December 31, 2022 as compared to the year ended December 31, 2021
Gross Contract Revenue
Gross contract revenue for the year ended December 31, 2022 increased $111.7 million or 74.5% to $261.7 million as compared to $150.0 million for the year ended December 31, 2021. For the year ended December 31, 2022, gross contract revenue attributable to work performed by our workforce increased $100.3 million, or 74.4% to $235.2 million or 89.9% of gross contract revenue as compared to $134.9 million or 89.9% for year ended December 31, 2021 (see Net service billing – non-GAAP). Of the $111.7 million increase in gross contract revenue during the year ended December 31, 2022, acquisitions represented $66.5 million or 59.5% of the increase.

Table of Content
Changes in gross contract revenue (“GCR”) for the year ended December 31, 2022, disaggregated between our core and emerging end markets, were as follows (in thousands other than percentages):

	For the Year Ended December 31,
Consolidated Gross Contract Revenue	2022	%GCR	2021	%GCR	Change	% Change
Building Infrastructure	$170,431	65.1%	$105,242	70.2%	$65,189	61.9%
Transportation	44,846	17.1%	16,537	11.0%	28,309	171.2%
Power & Utilities	32,672	12.5%	22,525	15.0%	10,147	45.0%
Other emerging markets[1]	13,765	5.3%	5,666	3.8%	8,099	142.9%
Total:	$261,714	100.0%	$149,970	100.0%	$111,744	74.5%

Organic	$193,251	73.8%	$148,021	98.7%	$45,230	30.6%
Acquired[2]	68,463	26.2%	1,949	1.3%	66,514	n/a
Total:	$261,714	100.0%	$149,970	100.0%	$111,744	74.5%

1represents renewable energy, mining, water resources and other
2after four quarters post-closing, acquired revenue is reclassified as organic; this results in a change from previously reported numbers
For the year ended December 31, 2022, gross revenue from our building infrastructure market increased $65.2 million as compared to the year ended December 31, 2021. The increase is attributable to a $28.3 million increase from residential and mixed-use projects including $16.8 million from multi-family and $9.6 million from single family, and a $36.9 million increase from commercial, municipal, and other projects with $27.0 million from office/ industrial. Gross revenue derived from the acquisitions was almost exclusively attributable to commercial projects. As the U.S. economy recovers from the COVID-19 pandemic, we are experiencing continued expansion of demand for our building infrastructure services.
For the year ended December 31, 2022, revenue from transportation increased $28.3 million as compared to the year ended December 31, 2021. The increase was primarily attributable to the acquisition of McMahon Associates, Inc. which accounted for $24.3 million of the increase. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
For the year ended December 31, 2022, revenue from power and utilities increased $10.1 million as compared to the year ended December 31, 2021. The increase is primarily attributable to increased revenue from our Florida utility and undergrounding along with gas line replacement projects in Illinois, Ohio and Arizona. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. As evidenced by recent increases in program commitments within the gas pipeline market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our other emerging markets consist of renewable energy and energy efficiency, mining, water resources, and other natural resources services. For the year ended December 31, 2022, revenue from emerging markets increased $8.1 million as compared to the year ended December 31, 2021. Increased emerging market revenue included a $2.4 million increase from our mining services where we have specialized in copper mining, the demand for which is cyclical in nature, and a $2.9 million increase in renewable energy services, and a $2.8 million increase in other emerging market services including water resources and other natural resources. Scarcities in water resources and the increasing need for water management gives us confidence that the water resources market will grow and that we will be able to increase associated revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in renewable energy and energy transition.
For the years ended December 31, 2022 and 2021, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 13.1% and 16.8% of our gross contract revenue, respectively. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.

Table of Content
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $52.1 million or 69.9% to $126.6 million for the year ended December 31, 2022, as compared to $74.5 million for the year ended December 31, 2021. For the year ended December 31, 2022 and 2021, total contract costs represented 48.4% and 49.7% of total contract revenue, respectively. For the years ended December 31, 2022 and 2021 total contract costs represented 53.8% and 55.3% of revenue attributable to our workforce, respectively (see Net Service Revenue). This decrease is primarily attributable to a decrease in proportion of sub-consultant expense to other contract costs which reflects a shift in contract mix. For the year ended December 31, 2022 sub-consultant expense increased $11.4 million or 75.5% to $26.5 million, as compared to $15.1 million for the year ended December 31, 2021.
Direct payroll costs increased $40.7 million or 68.5% to $100.1 million for the year ended December 31, 2022, as compared to $59.4 million for the year ended December 31, 2021 due to increased staffing and growth. Direct payroll accounted for 79.1% of total contract costs for the year ended December 31, 2022, a decrease of 0.6 percentage points as compared to 79.7% for the year ended December 31, 2021.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $30.0 million or 67.7% to $74.3 million for the year ended December 31, 2022 as compared $44.3 million for the year ended December 31, 2021. For the year ended December 31, 2022 and 2021, direct labor costs represented 28.4% and 29.5% of gross contract revenue, respectively and represented 31.6% and 32.9% of the revenue attributable to our workforce, respectively.
Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $10.7 million or 70.4% to $25.9 million for the year ended December 31, 2022 as compared to $15.2 million for the year ended December 31, 2021. This increase includes a $2.5 million increase in employee payroll taxes and a $3.3 million increase in health benefits for the year ended December 31, 2022, primarily due to the increase in the overall labor pool. This increase includes an increase of $1.8 million in the cost of non-cash stock compensation to $4.2 million for the year ended December 31, 2022, as compared to $2.4 million for the year ended December 31, 2021. The increase in non-cash stock compensation is attributable to several new stock awards being granted to management as well as employees in connection with acquisitions.
Sub-consultants and expenses increased $11.4 million or 75.5% to $26.5 million for the year ended December 31, 2022, as compared to $15.1 million for the year ended December 31, 2021. For the year ended December 31, 2022 and 2021, sub-consultant and expenses represented 10.1% and 10.1% of gross contract revenue, respectively. The growth in sub-consultants and expenses is directly in-line with the increase of gross contract revenue.
Operating Expense
Total operating expense increased $54.7 million or 72.6% to $130.0 million for the year ended December 31, 2022, as compared to $75.3 million for the year ended December 31, 2021.
Selling, general and administrative expenses increased $48.8 million or 70.7% to $117.8 million for the year ended December 31, 2022, as compared to $69.0 million for the year ended December 31, 2021. Indirect labor increased $21.4 million or 72.5% to $50.9 million for the year ended December 31, 2022, as compared to $29.5 million for the year ended December 31, 2021, as a result of increased staffing to accommodate growth. General overhead increased $17.3 million or 76.5% to $39.9 million for the year ended December 31, 2022, as compared to $22.6 million for the year ended December 31, 2021, due to increased costs associated with operating as a public company and the overall growth of the company. Non-cash stock compensation increased $5.1 million or 87.9% to $10.9 million for the year ended December 31, 2022, as compared to $5.8 million for the year ended December 31, 2021, as several new stock awards were granted to management as well as employees in connection with acquisitions.
Depreciation and amortization increased $5.9 million or 92.2% to $12.3 million for the year ended December 31, 2022, as compared to $6.4 million for the year ended December 31, 2021. This increase is primarily due to an increase in leased assets and intangible assets. We continue to increase the use of our finance lease facility as we continue to grow. Intangible assets have increased due to multiple acquisitions throughout 2021 and 2022. Gains on the sale of certain IT equipment and automobiles remained unchanged for the year ended December 31, 2022 at $0.1 million of gain on the disposal of such assets.

Table of Content
Income from Operations
Income from operations increased $4.9 million to $5.1 million for the year ended December 31, 2022 as compared to $0.2 million for the year ended December 31, 2021 due to organic growth and acquisitions.
Other Expense
Other expense increased by $2.0 million to $3.4 million of expense for the year ended December 31, 2022 as compared to $1.4 million of expense for the year ended December 31, 2021. Interest expense increased by $1.6 million and acquisition related costs increased by $0.8 million. This increase is primarily attributable to increases in finance leases and acquisitions.
Income Tax Benefit
Income tax benefit for the year ended December 31, 2022 increased $1.7 million or 106.3% to $3.3 million benefit, as compared to $1.6 million benefit for the year ended December 31, 2021. Effective upon the completion of our initial public offering our tax status converted from cash basis to accrual basis, retroactive to January 1, 2021. This affects the timing of the payment of tax but not the expense of tax. Our effective tax rate for the year ended December 31, 2022 was (188.3%).
Income (Loss) Before Tax Expense and Net Income
Income before tax expense increased by $3.0 million or 230.8% to $1.7 million income for the year ended December 31, 2022, as compared to a $1.3 million loss for the year ended December 31, 2021. Net income increased by $4.7 million or 1566.7% to $5.0 million for the year ended December 31, 2022, as compared to $0.3 million for the year ended December 31, 2021.
Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $100.3 million or 74.4% to $235.2 million for the year ended December 31, 2022, as compared to $134.9 million for the year ended December 31, 2021. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For The Year Ended December 31,
	2022	2021
Gross revenue	$261,714	$149,970
Less: sub-consultants and other direct expenses	26,510	15,116
Net services billing	$235,204	$134,854
Net service billing was 89.9% of gross contract revenue for the year ended December 31, 2022, which is the same as for the year ended December 31, 2021.

Table of Content
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $17.5 million or 106.4% to $34.0 million for the year ended December 31, 2022 as compared to $16.5 million for the year ended December 31, 2021. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For The Year Ended December 31,
	2022	2021	$ Change	% Change
Net Service Revenue	$235,204	$134,854	$100,350	74.4%

Net Income	$5,005	$299	$4,706	1573.9%
+ interest expense	2,457	918	1,539	167.6%
+ depreciation & amortization	12,251	6,371	5,880	92.3%
+ tax expense	(3,269)	(1,579)	(1,690)	107.0%
EBITDA	$16,444	$6,009	$10,435	173.7%
+ non-cash stock compensation	15,409	8,217	7,192	87.5%
+ transaction related expenses	-	1,555	(1,555)	100.0%
+ settlements and other non-core expenses	654	-	654	100.0%
+ acquisition expenses	1,515	704	811	115.2%
Adjusted EBITDA	$34,022	$16,485	$17,537	106.4%
Adjusted EBITDA margin, net	14.5%	12.2%
For the years ended December 31, 2022 and 2021, Adjusted EBITDA includes $15.4 million and $8.2 million, respectively, relating to non-cash stock compensation expenses resulting from the vesting of restricted stock awards.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the years ended December 31, 2022 and 2021, Adjusted EBITDA Margin, net was 14.5% and 12.2% respectively.
Backlog (other key performance metrics)
Our backlog increased $76 million or 45.5% to approximately $243 million during the year ended December 31, 2022, as compared to $167 million at December 31, 2021. At December 31, 2022 and 2021, our backlog was comprised as follows:

	December 31, 2022	December 31, 2021
Building Infrastructure	51.2%	62.3%
Transportation	30.6%	19.0%
Power & Utilities	13.4%	16.2%
Other Emerging Markets	4.8%	2.5%
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our revolving credit facility, lease financing, proceeds from stock sales and other structured debt securities. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, acquisitions, and acquisition related payments. On December 31, 2022, we maintained a $50.0 million revolving credit facility with Bank of America, our primary lender. See -"Credit Facilities and Other Financing" below for more information on our revolving credit facility. Under the terms of our credit facility, available cash in our primary operating account sweeps against the outstanding balance every evening. Our cash on hand therefore generally consists of petty cash and other non-operating funds not included in the nightly sweep. Our cash on hand decreased by $7.3 million at December 31, 2022 as compared to December 31, 2021.

Table of Content
We regularly monitor our capital requirements and believe our sources of liquidity, including cash flow from operations, existing cash, and borrowing availability under our credit and lease facilities will be sufficient to fund our projected cash requirements and strategic initiatives for the next year. To the extent we experience any potential liquidity or capital shortfalls relating to growth and acquisition, we currently expect to rely on debt financing to meet those shortfalls. We use our equity as a component of consideration in acquisitions. In addition, depending on market conditions, we may opportunistically access the public debt and equity markets.
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
Additionally, on November 10, 2022, our board of directors authorized a program to repurchase up to $10.0 million of our common stock. The common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market and through one or more trading plans designed to comply with Rule 10b5-1 under the Exchange Act. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. We have not repurchased any shares under this program to date.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For The Year Ended December 31,
Consolidated Statement of Cash Flows (amounts in thousands)	2022	2021
Net cash provided by operating activities	$9,170	$4,717
Net cash used in investing activities	(18,754)	(21,534)
Net cash provided by financing activities	2,247	37,050
Change in cash and cash equivalents	(7,337)	20,233
Cash and cash equivalents, end of period	13,282	20,619
Operating Activities
During the year ended December 31, 2022, net cash provided by operating activities was $9.2 million, which primarily consisted of $5.0 million net income, adjusted for stock-based compensation expense of $15.1 million and depreciation and amortization expense of $12.3 million, offset by an increase in deferred taxes of $18.0 million, and an increase in a net cash outflow of $6.1 million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $13.8 million increase in accounts receivable resulting from increased billing to our clients as well as additional billing from the acquired companies, a $2.0 million increase in prepaid expenses and a $5.9 million net increase in contract assets and liabilities, offset by a $15.8 million increase in accounts payable and accrued expenses.
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
Investing Activities
Net cash used in investing activities was $18.8 million for the year ended December 31, 2022, $18 million was related to acquisitions that occurred in 2022 and $0.9 million was for purchases of property and equipment.

Table of Content
Financing Activities
Net cash provided by financing activities was $2.2 million during the year ended December 31, 2022. This was primarily due to net proceeds of $15.5 million from our February 2022 public offering, net of underwriting discounts commissions and other offering costs, offset by $3.3 million of payments for the purchase of treasury stock, $6.0 million of payments on finance leases and $5.3 million of payments on notes payable and our fixed lines of credit.
Credit Facilities and Other Financing
As of December 31, 2022, we maintained a $50.0 million revolving credit facility (the “Revolving Line”) and three non-revolving credit facilities (“Fixed Line 1”, “Fixed Line 2” and “Facility 4”) pursuant to credit agreements (the “Credit Agreements”) with Bank of America, our primary lender. Under the terms of the Revolving Line, available cash in our primary operating account sweeps against the outstanding balance every evening. As of December 31, 2022, we did not have a balance on this Revolving Line.
On November 11, 2022, we and certain of our subsidiaries, as guarantors, entered into an Amended and Restated Credit Agreement with Bank of America, N.A. (the “Amended and Restated Agreement”) as well as an Amended and Restated Pledge and Security Agreement. The Amended and Restated Agreement increased the maximum principal amount of the revolving line of credit to $50 million, is secured by all the assets of the Company and the subsidiary guarantors and has a maturity date of September 30, 2024. Under the Amended and Restated Agreement, we are required to comply with certain covenants, including covenants on indebtedness, investments, liens and restricted payments, as well as to maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Amended and Restated Agreement).
We utilize master lease facilities with Honour Capital LLC (“Honour”) and Enterprise Leasing (“Enterprise”). The Honour Capital lease facility finances our acquisition of IT infrastructure, geospatial and survey equipment, furniture and other long-lived assets. The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. At December 31, 2022, we maintained a fleet of approximately 400 vehicles. All of our leasing facilities allow for both operating and finance leasing. We allocate finance lease payments between amortization and interest. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $0.6 million per month. We utilize a third party valuation specialist to formulate the incremental borrowing rates for the Company, to calculate the present value on new leases. On October 31, 2022, pursuant to a Bill of Sale among Huntington Technology Finance (“Huntington”), as Seller/Lessor, the Company, as Lessee, and Honour, as Buyer, approximately $9.5 million of equipment leased by the Company and financed by Huntington was purchased by Honour Capital.
We regularly evaluate our options with respect to capital and our requirements for operations and growth. We do not limit our consideration to traditional bank financing, but rather include other structured debt and equity as option for additional capital.
For more information about our credit facilities, see Note 11 – Bank Revolving Line of Credit and Fixed Credit Facilities.
Promissory Notes – McMahon Acquisition
In the second quarter of 2022, we signed a purchase agreement to acquire McMahon Associates, Inc. (“McMahon”), with an effective date of May 4, 2022. McMahon is a company that specializes in transportation planning and engineering based in Fort Washington, PA. We paid total consideration of $18.2 million, which was comprised of 476,796 shares of common stock, at $16.64 per share, for a total of $7.9 million, plus $10.3 million in cash, two promissory notes and assumed liabilities. The shares are subject to a six-month lock-up. The first and second promissory notes bear a simple interest rate fixed at 3.50%. The first promissory note will have equal quarterly payments beginning on August 4, 2022 and ending May 4, 2025. The second promissory note will be payable in one installment of principal and interest due on March 15, 2023. For tax purposes, the acquisition will be treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.

Other Acquisitions
For information on the terms of additional promissory notes issued by the Company in connection with acquisitions during 2021 and 2022 that were not deemed significant acquisitions, see Note 4 – Acquisitions and Note 12 – Notes Payable

Table of Content
Off-Balance Sheet Arrangements
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Control and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2022 based on the criteria in Internal Control – Integrated Framework (2013 Framework) issued by COSO.

Table of Content
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Table of Content
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

Table of Content
PART IV
Item 15. Exhibits, Financial Statement Schedules
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
2.1
Stock Purchase Agreement, dated May 4, 2022, by and among the Registrant, McMahon Associates, Inc, McMahon Associates Holdings, Inc. and the Party Shareholders (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40371), filed with the SEC on May 10, 2022).

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

4.2
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-40371), filed with the SEC on March 23, 2022).

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

10.5
Amended and Restated Credit Agreement, dated as of November 11, 2022, by and among the Registrant, the Guarantors and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40371), filed with the SEC on November 17, 2022).

10.6
Amended and Restated Security and Pledge Agreement, dated as of November 11, 2022, by and among the Registrant, Grantors and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40371), filed with the SEC on November 17, 2022).

10.7
Enterprise Fleet Management, Inc. Amended and Restated Master Equity Lease Agreement dated September 20, 2010 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

Table of Content

Exhibit	Description
10.8
Master Lease Agreement with TCF Bank, as successor to Winthrop Resources Corporation dated September 22, 2014 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

10.9 †	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

10.10 †	2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

10.11 †	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

10.12 †	Form of NEO Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371, filed with the SEC on June 14, 2021).

10.13 †
2021 Executive Officers Long Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371), filed with the SEC on November 12, 2021).

10.14 †
Form of Performance Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371), filed with the SEC on November 12, 2021).

10.15(a) †
2021 Executive Officers Short Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371), filed with the SEC on November 12, 2021).

10.15(b) †
2021 Executive Officers Short Term Incentive Plan (As Amended) (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K (File No. 001-40371), filed with the SEC on February 15, 2023).

10.16
Lease Agreement, dated November 18, 2021, by and between Honour Capital LLC and Bowman Consulting Group Ltd. (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K (File No. 001-40371), filed with the SEC on November 23, 2021).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†Management contract or compensatory plan or arrangement.

Table of Content
*Filed herewith.
**    Furnished herewith.

Table of Content
BOWMAN CONSULTING GROUP LTD.

Table of Content
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bowman Consulting Group Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bowman Consulting Group Ltd. (the Company) as of December 31, 2022 and 2021, the related consolidated income statements, statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2022 due to the adoption of ASU No. 2016-02, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Table of Content

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

Tysons, VA
March 15, 2023

Table of Content
BOWMAN CONSULTING GROUP LTD.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and equivalents	$13,282	$20,619
Accounts receivable, net	64,443	38,491
Contract assets	16,321	9,189
Notes receivable - officers, employees, affiliates, current portion	1,016	1,260
Prepaid and other current assets	7,068	4,850
Total current assets	102,130	74,409
Non-Current Assets
Property and equipment, net	25,104	20,202
Operating lease, right-of-use assets	30,264	–
Goodwill	53,210	28,471
Notes receivable	903	903
Notes receivable - officers, employees, affiliates, less current portion	1,417	1,218
Other intangible assets, net	27,950	12,286
Deferred tax asset, net	13,759	–
Other assets	1,020	681
Total Assets	$255,757	$138,170
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities, current portion	40,293	17,921
Contract liabilities	6,370	4,623
Notes payable, current portion	10,168	4,450
Deferred rent, current portion	–	724
Operating lease obligation, less current portion	6,949	–
Finance lease obligation, current portion	5,297	5,136
Total current liabilities	69,077	32,854
Non-Current Liabilities
Other non-current obligations	356	–
Notes payable, less current portion	16,276	8,407
Deferred rent, less current portion	–	4,179
Operating lease obligation, less current portion	28,087	–
Finance lease obligation, less current portion	14,254	10,020
Pension and post-retirement obligation, less current portion	4,848	–
Deferred tax liability, net	–	4,290
Common shares subject to repurchase	–	7
Total liabilities	$132,898	$59,757

Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021	–	–
Common stock, $0.01 par value; 30,000,000 shares authorized as of December 31, 2022 and 2021; 15,949,805 shares issued and 13,556,550 outstanding, and 13,690,868 shares issued and 11,489,579 outstanding as of December 31, 2022 and 2021, respectively	159	137
Additional paid-in-capital	162,922	120,842
Accumulated other comprehensive income	578	–
Treasury stock, at cost; 2,393,255 and 2,201,289, respectively	(20,831)	(17,488)
Stock subscription notes receivable	(173)	(277)
Accumulated deficit	(19,796)	(24,801)
Total shareholders' equity	$122,859	$78,413

TOTAL LIABILITIES AND EQUITY	$255,757	$138,170
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
BOWMAN CONSULTING GROUP LTD.
CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands except per share data)

	For the Year Ended December 31,
	2022	2021
Gross Contract Revenue	$261,714	$149,970
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	100,076	59,416
Sub-consultants and expenses	26,510	15,116
Total contract costs	126,586	74,532
Operating Expenses:
Selling, general and administrative	117,839	69,029
Depreciation and amortization	12,251	6,371
Gain on sale	82	122
Total operating expenses	130,008	75,278
Income from operations	5,120	160
Other expense	3,384	1,440
Income (loss) before tax expense	1,736	(1,280)
Income tax (benefit) expense	(3,269)	(1,579)
Net income	$5,005	$299
Earnings allocated to non-vested shares	783	56
Net income attributable to common shareholders	$4,222	$243
Earnings per share
Basic	$0.39	$0.03
Diluted	$0.37	$0.03
Weighted average shares outstanding:
Basic	10,887,620	7,525,206
Diluted	11,683,758	7,635,615
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
BOWMAN CONSULTING GROUP LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the Year Ended December 31,
	2022	2021
Net income	$5,005	$–
Other comprehensive income
Pension and post-retirement adjustments	777	–
Other comprehensive income	777	–
Income tax provision related to items of other comprehensive income	(199)	–
Other comprehensive income, net of tax	578	–
Comprehensive income, net of tax	$5,583	$–
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
BOWMAN CONSULTING GROUP LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Years Ended December 31, 2022 and 2021
(Amounts in thousands except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2021	7,840,244	$2	$58,866	(2,095,650)	$(16,022)	$-	$(609)	$(25,100)	$17,137
Issuance of new common shares upon initial public offering	3,805,925	38	47,066	-	-	-	-	-	47,104
Issuance of new common shares	336,968	3	5,625	-	-	-	-	-	5,628
Purchase of treasury stock	-	21	(21)	(105,639)	(1,466)	-	-	-	(1,466)
Issuance of new common shares under stock compensation plan	1,671,845	22	(22)	-	-	-	-	-	-
Issuance of new common shares under employee stock purchase plan	35,886	-	479	-	-	-	-	-	479
Stock based compensation	-	-	8,237	-	-	-	-	-	8,237
Collections on stock subscription notes receivable	-	-	-	-	-	-	332	-	332
Conversion of common shares subject to repurchase liability to permanent equity	-	51	826	-	-	-	-	-	877
Capital reduction related to acquisitions	-	-	(214)	-	-	-	-	-	(214)
Net Income	-	-	-	-	-	-	-	299	299
Balance at December 31, 2021	13,690,868	$137	$120,842	(2,201,289)	$(17,488)	$-	$(277)	$(24,801)	$78,413

Balance at January 1, 2022	13,690,868	$137	$120,842	(2,201,289)	$(17,488)	$-	$(277)	$(24,801)	$78,413
Issuance of new common shares in common stock offering	1,057,500	11	15,464	-	-	-	-	-	15,475
Issuance of new common shares	654,871	6	10,655	-	-	-	-	-	10,661
Purchase of treasury stock	-	-	-	(191,966)	(3,343)	-	-	-	(3,343)
Issuance of new common shares under stock compensation plan	447,518	4	59	-	-	-	-	-	63
Issuance of new common shares under employee stock purchase plan	99,048	1	1,377	-	-	-	-	-	1,378
Stock based compensation	-	-	14,696	-	-	-	-	-	14,696
Collections on stock subscription notes receivable	-	-	-	-	-	-	104	-	104
Conversion of common shares subject to repurchase liability to permanent equity	-	-	8	-	-	-	-	-	8
Capital reduction related to acquisitions	-	-	(179)	-	-	-	-	-	(179)
Other comprehensive income, net of tax	-	-	-	-	-	578	-	-	578
Net Income	-	-	-	-	-	-	-	5,005	5,005
Balance at December 31, 2022	15,949,805	$159	$162,922	(2,393,255)	$(20,831)	$578	$(173)	$(19,796)	$122,859
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
BOWMAN CONSULTING GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$5,005	$299
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization - property, plant and equipment	8,363	5,974
Amortization of intangible assets	3,888	397
Gain on sale of assets	(82)	(122)
Bad debt	742	496
Stock based compensation	15,097	8,217
Deferred taxes	(18,049)	(2,183)
Deferred rent	–	5
Accretion of discounts on notes payable	258	–
Changes in operating assets and liabilities
Accounts receivable	(13,779)	(8,802)
Contract assets	(4,575)	(387)
Prepaid expenses	(2,021)	(2,251)
Other assets	(105)	(31)
Accounts payable and accrued expenses	15,802	3,297
Contract liabilities	(1,374)	(192)
Net cash provided by operating activities	9,170	4,717
Cash Flows from Investing Activities:
Purchases of property and equipment	(902)	(905)
Proceeds from sale of assets	35	127
Amounts advanced under loans to shareholders	(5)	(779)
Payments received under loans to shareholders	49	36
Acquisitions of businesses, net of cash acquired	(18,035)	(20,345)
Collections under stock subscription notes receivable	104	332
Net cash used in investing activities	(18,754)	(21,534)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	–	47,104
Proceeds from common stock offering, net of underwriting discounts and commissions and other offering costs	15,475	–
Net payments under revolving line of credit	–	(3,481)
Repayments under fixed line of credit	(734)	(722)
Repayment under notes payable	(4,595)	(1,084)
Payments on finance leases	(6,027)	(4,663)
Payment of contingent consideration from acquisitions	–	(2)
Payment of subsequent common stock offering costs	–	(75)
Payments for purchase of treasury stock	(3,343)	(582)
Proceeds from issuance of common stock	1,471	555
Net cash provided by financing activities	2,247	37,050
Net (decrease) increase in cash and cash equivalents	(7,337)	20,233
Cash and cash equivalents, beginning of period	20,619	386
Cash and cash equivalents, end of period	$13,282	$20,619
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,896	$887
Cash paid for income taxes	$400	$1,921
Non-cash investing and financing activities
Property and equipment acquired under finance lease	$(8,118)	$(8,877)
Stock redemption for exercise of stock option	$–	$139
Issuance of notes payable for acquisitions	$(19,089)	(10,200)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
BOWMAN CONSULTING GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business and Basis of Presentation
Nature of Business
Bowman Consulting Group Ltd. and consolidated subsidiaries (“Bowman” or “we” or the “Company”) incorporated in the Commonwealth of Virginia on June 5, 1995 and reincorporated in the State of Delaware on November 13, 2020. Bowman is a professional services firm delivering innovative solutions to the marketplace of customers who own, develop and maintain the built environment. Within that arena, we provide planning, design, engineering, geospatial, survey, construction management, environmental consulting and land procurement services to markets that encompass the buildings in which people live, work and learn in. As well as the systems that provide water, electricity and other vital services, and the roads, bridges, and transportation systems used to get from place to place. We provide services to customers through fixed-price and time-and-material based contracts containing multiple milestones and independently priced deliverables. Typically, contract awards are on a negotiated basis, ranging in value from a few thousand dollars to multiple millions of dollars and can have varying durations depending on the size, scope, and complexity of the project.
The Company’s workforce typically provides the full scope of engineering and other contract services. However, with respect to certain specialty services or other compliance requirements within a particular contract we may engage third-party sub-consultants. The Company’s headquarters is located in Reston, VA and the Company has over 70 offices throughout the United States and one office in Mexico.
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
Deferred offering costs consist primarily of accounting, legal and other fees related to the common stock offering. Prior to the offering, all deferred offering costs were capitalized within prepaid and other current assets in the consolidated balance sheet. No deferred offering costs was capitalized in the consolidated balance sheet as of December 31, 2022.

Table of Content
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
Revenue Recognition
Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contract with Customers (“ASC Topic 606”) provides a single comprehensive revenue recognition framework and supersedes almost all revenue recognition guidance including industry-specific revenue guidance. The Company adopted this standard effective January 1, 2019, the first day of the Company's fiscal year.
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
For services delivered under fixed price contracts, the Company uses the ratio of actual costs incurred to total estimated costs since costs incurred (an input method) which represents a reasonable measure of progress towards the satisfaction of a performance in order to estimate the portion of revenue earned. This method faithfully depicts the transfer of value to the customer when the Company is satisfying a performance obligation that entails a number of interrelated tasks or activities for a combined output that requires the Company to coordinate the work of employees and sub-

Table of Content
consultants. Contract costs typically include direct labor, subcontract and consultant costs, materials and indirect costs related to contract performance. Changes in estimated costs to complete these obligations result in adjustments to revenue on a cumulative catch-up basis, which causes the effect of revised estimates to be recognized in the current period. Changes in estimates can routinely occur over the contract term for a variety of reasons including, changes in scope, unanticipated costs, delays or favorable or unfavorable progress than original expectations. In situations where the estimated costs to perform exceeds the consideration to be received, the Company accrues the entire estimated loss during the period the loss becomes known.
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

Table of Content
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
The Company can, at times, be subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the years ended December 31, 2022 and 2021. The Company’s customers are located throughout the United States. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.
Allowance for Doubtful Accounts
The Company records accounts receivable net of an allowance for doubtful accounts. The allowance is determined based upon management’s review of the estimated collectability of the specific accounts receivable, plus a general provision based upon the historical loss experience and existing economic conditions. The Company charges off uncollectible amounts against the allowance for doubtful accounts once management determines the amount, or a portion thereof, to be worthless. As of December 31, 2022 and 2021, the balance in the allowance for doubtful accounts was $2.2 million and $1.6 million, respectively.
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
For the years ended December 31, 2022 and 2021, the Company recognized a $0.1 million and a $0.1 million gain from the disposal of certain pieces of property and equipment in connection with sale-leaseback transactions, respectively. This amount is recorded within gain on sale on the accompanying consolidated financial statements.
Pension and Post-retirement
Accounting and reporting for the Company's defined benefit plans requires the use of assumptions. These assumptions are reviewed annually based on reviews of current plan information and consultation with the Company's independent actuary. If these assumptions differ materially from actual results, the Company's obligations under the

Table of Content
defined benefit plans could also differ materially, potentially requiring the Company to record an additional liability. The Company's defined benefit plan liabilities are developed from actuarial valuations, which are performed every year.
We use a corridor approach to amortize actuarial gains and losses, with any excess amortized over the average remaining future working lifetime of the plan participants.
Leases
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”) to increase transparency and comparability of accounting for lease transactions by requiring lessees to recognize the right-of-use assets and lease liabilities on the balance sheet and to disclose qualitative and quantitative information about lease transactions and enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amended guidance was effective January 1, 2022.
The Company adopted ASU 2016-02, on January 1, 2022 using the modified retrospective approach and has elected not to adjust comparative periods. The Company has elected the “Package of three” practical expedients as outlined in ASC 842-10-65-1f which permits the Company not to reassess whether existing or expired contracts are or contain leases, the classification of leases or whether any initial direct costs previously capitalized continue to qualify for capitalization. The Company has elected to adopt the practical expedient not to separate non-lease components from the related lease components and to account for them as a single component. However, multiple lease components within a contract will still be accounted for separately. This expedient has been elected for all classes of underlying assets.
The Company has elected the practical expedient to apply the lease recognition guidance for short-term leases defined as twelve months or less. Operating lease arrangements may contain options to extend the lease term or for early termination. The Company accounts for these options when it is reasonably certain they will be exercised. Right-of-use assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets. Operating lease expense is recognized on a straight-line basis over the lease term and is recorded primarily within selling, general, and administrative expenses on the consolidated income statements.
The Company enters into contractual arrangements primarily for the use of real estate facilities, information technology equipment, vehicles, and certain other equipment. These arrangements contain a lease when the Company controls the underlying asset and has the right to obtain substantially all of the economic benefits or outputs from the asset. The Company has variable leases, short term leases, operating leases, and finance leases.
The Company accounts for leases in accordance with principles contained in ASU 2016-02. The Company categorizes leases with contractual terms longer than twelve months as either operating or finance leases. Assets acquired under finance leases are recorded in property and equipment, net. Finance lease assets are amortized within operating expenses on a straight-line basis over the shorter of the estimated useful lives of the assets or, in the instance where title does not transfer at the end of the lease term. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term.
The Company records a right-of-use asset and lease liability as of the lease commencement date equal to the present value of the remaining lease payments for its operating and finance leases. Most leases do not provide an implicit rate that can be readily determined. Therefore, the discount rate used is based on the Company’s incremental borrowing rate, which is determined using the Company’s credit rating and information available as of the commencement date. The right-of-use asset is then adjusted for initial direct costs and certain lease incentives included in the contractual arrangement.
Business Combinations
Business combinations are accounted for under the acquisition method of accounting, which requires recognition separately from goodwill, the assets acquired, and the liabilities assumed at their acquisition date fair values. While best estimates and assumptions are used to calculate the fair value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, when applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, adjustments that are based on new information obtained about facts and circumstances that existed as of the acquisition date are recorded to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the consolidated income statements. For any equity consideration in a business combination, the Company has valued the equity utilizing the average (mean) closing price of the Company’s common stock on Nasdaq for the twenty (20) trading days prior to closing date, weighted for volume of each trading day.

Table of Content
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
The Company performs its annual impairment test as of October 1 of each year. As its business is highly integrated and its components have similar economic characteristics, the Company has concluded it has one reporting unit at the combined entity level. The Company performs a Step 1 impairment analysis by comparing the fair value of the reporting unit to carrying amount. The fair value of the reporting unit derives from multiple weighted valuation techniques. Goodwill impairment now represents the amount by which the reporting unit's carrying value exceeds its fair value, limited to the carrying value of the goodwill.
The Company performed an impairment analysis for the years ended December 31, 2022 and 2021 and concluded that the fair value of the reporting unit was in excess of its carrying amount, and as such, no impairment was required.
Definite-lived intangibles include customer relationships, contract rights, and non-compete agreements that were acquired through assets acquisition or business combination. These definite-lived intangible assets, other than customer relationships, are amortized over their estimated useful life ranging from two to five years using a straight-line method.
The Company is required to review long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. We report assets to be disposed of at the lower of the carrying amount or fair value, less cost to sell. There were no event or changes in circumstances, for the years ended December 31, 2022 and 2021, that indicated impairment of any long-lived assets.
Deferred Offering Costs
Upon closing of the planned initial public offering (“IPO”) and the subsequent common stock offering, deferred offering costs, consisting of legal, accounting and other fees directly related to the IPO and the subsequent common stock offering will net against the gross proceeds. As of December 31, 2022, and 2021, the Company recorded $0 and $0.6 million of deferred offering costs that are included in other assets on the accompanying consolidated balance sheet, respectively.
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
On December 22, 2020 and December 31, 2020, the Company modified its stock-based compensation agreements resulting in a change in classification of the majority of these awards from liability to equity. The modification resulted in a final fair value liability measurement and non-cash compensation expense relating to certain of the shares subject to repurchase and the effective exchange of those shares for permanent equity. Certain stock-based awards for which there were no modifications to the terms of repurchase continue to remain classified as liabilities with periodic changes in the fair value measurement recognized as non-cash compensation expense. As of December 31, 2022 there are no remaining stock- based compensation agreements classified as liabilities.
For ASC Topic 718 stock-based awards classified as permanent equity, the Company generally recognizes non-cash compensation expense on a ratable basis over the applicable service period based on the award date fair value. The

Table of Content
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
As of December 31, 2022 and 2021:
•The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short duration of these instruments
•The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local financial institutions for arrangements with similar terms to industry peers with comparable credit characteristics. Accordingly, the debt obligations involve Level 2 fair value inputs
•As of December 31, 2021, the liability related to shares subject to repurchase is recognized at fair value using Level 1 inputs as there is an active market for the Company’s publicly traded stock. For further discussion, see Note 16, Employee Stock Purchase and Stock Incentive Plans.
Advertising Expense
The Company expenses the cost of advertising as incurred. Advertising expense was $0.2 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.
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

Table of Content
The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company’s effective tax rate for the years ended December 31, 2022 and 2021 was (188.3)% and 123.4%.
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
The Company files income tax returns in the U.S. federal jurisdiction and certain states in which it operates. Based on the timing of the filing of certain tax returns, the Company’s federal income tax returns for tax years 2019 and thereafter remain subject to examination by the U.S. Internal Revenue Service. The statute of limitations on the Company’s state income tax returns generally conforms to the federal three-year statute of limitations.
Segments
The Company operates in one segment based upon the financial information used by its chief operating decision maker in evaluating the financial performance of its business and allocating resources. The single segment represents the Company’s core business of providing engineering and related professional services to its customers.
Recently Issued Accounting Guidance
Accounting guidance recently adopted
In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Liabilities from Contracts with Customers, creating an exception to the recognition and measurement principles in ASC 805, Business Combinations. The amendments in this Update require that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, rather than using fair value. The Company adopted the new standard on a prospective basis effective January 1, 2021. The impact of this ASU is reflected in the consolidated financial statements and was not material.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) to increase transparency and comparability of accounting for lease transactions by requiring lessees to recognize the right-of-use assets and lease liabilities on the balance sheet and to disclose qualitative and quantitative information about lease transactions and enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted the new standard on January 1, 2022, using a modified retrospective basis and will not adjust comparative periods. See note 18, Leases, for details on the impact to the consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which amends certain exceptions to the general principles of ASC 740, Income Taxes, and simplifies several areas such as accounting for a franchise tax or similar tax that is partially based on income. The Company adopted the new guidance starting January 1, 2022. The impact of this ASU is reflected in the consolidated financial statements and was not material.
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

Table of Content
as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. The Company adopted the new standard on a prospective basis effective January 1, 2022.
Accounting guidance not yet adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) to replace the incurred loss impairment methodology under U.S. GAAP. This ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which could result in earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model will require the Company to use a forward-looking expected credit loss impairment methodology for the recognition of credit losses for financial instruments at the time the financial asset is originated or acquired, and require a loss be incurred before it is recognized. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The new standard will apply to accounts receivable, loans, and other financial instruments. This standard is effective for the Company beginning January 1, 2023. Adoption of ASU 2016-13 will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of adoption of this ASU on our consolidated financial statements and related disclosures.
The Company does not believe that any recently issued standards other than those noted above would have a material effect on its consolidated financial statements.
3. Earnings per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the years ended December 31, 2022 and 2021. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings of the Company. The dilutive effect of options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of performance based restricted stock units, which are considered contingently issuable shares, is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee Stock Purchase Plan is reflected in diluted earnings per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The Company uses the two-class method to determine earnings per share.
For calculating basic earnings per share, for the year ended December 31, 2022, the weighted average number of shares outstanding exclude 2,004,944 non-vested restricted shares and 12,830 unexercised substantive options. The computation of diluted earnings per share for the year ended December 31, 2022 did not assume the effect of restricted shares or substantive options because the effects were antidilutive.
For calculating basic earnings per share, for the year ended December 31, 2021, the weighted average number of shares outstanding exclude 1,717,666 non-vested restricted shares and 32,054 unexercised substantive options. The computation of diluted earnings per share for the year ended December 31, 2022 did not assume the effect of restricted shares or substantive options because the effects were antidilutive.

Table of Content
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the years ended December 31, 2022 and 2021 (in thousands, except share data):

	For the Year Ended December 31,
	2022	2021
Numerator
Net income	$5,005	$299
Earnings allocated to non-vested shares	783	56
Subtotal	$4,222	$243
Denominator
Weighted average common shares outstanding	10,887,620	7,525,206
Effect of dilutive nominal options	–	–
Effect of dilutive contingently earned shares	796,138	110,409
Dilutive average shares outstanding	11,683,758	7,635,615
Basic earnings per share	$0.39	$0.03
Dilutive earnings per share	$0.37	$0.03
4. Acquisitions
Business Combinations
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
The purchase price allocation has been completed and the amounts identified are deemed final.
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
The purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to have the promissory note increased by a maximum of $0.5 million based on certain financial performance thresholds measured quarterly from December 31, 2021 through September 30, 2022. The sellers achieved the financial performance thresholds based on the analysis of results as of December 31, 2021, resulting in a $0.5 million increase to the promissory note.
Identified intangible assets are comprised of customer relationships for a total amount of $0.8 million, to be amortized over an estimated useful life of 5 years.
The purchase price allocation has been completed and the amounts identified are deemed final.

Table of Content
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
The purchase price allocation has been completed and the amounts identified are deemed final.
Kibart, Inc.
In the fourth quarter of 2021, the Company signed a purchase agreement to acquire Kibart, Inc. (“Kibart”), with an effective date of December 16, 2021. Kibart is a professional services firm based in Towson, MD. The Company paid total consideration of $7.0 million, which was comprised of 38,547 shares of common stock, at $19.70 per share, for a total of $0.8 million, plus $6.2 million in cash, promissory note and assumed liabilities. The promissory note has a 3.25% interest rate with equal quarterly payments beginning on March. 15, 2022 and ending December. 15, 2024.
Identified intangible assets are comprised of customer relationships and contract rights for a total amount of $4.3 million, to be amortized over an estimated useful life of 10 years and 3 years, respectively.
The purchase price allocation has been completed and the amounts identified are deemed final.
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
The purchase price allocation has been completed and the amounts identified are deemed final.
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
The purchase price allocation has been completed and the amounts identified are deemed final.
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

Table of Content
Identified intangible assets are comprised of customer relationships and contract rights for a total amount of $0.7 million, to be amortized over an estimated useful life of 20 years and 3 years, respectively.
The purchase price allocation has been completed and the amounts identified are deemed final.
McMahon Associates, Inc.
In the second quarter of 2022, the Company signed a purchase agreement to acquire McMahon Associates, Inc. (“McMahon”), with an effective date of May 4, 2022. McMahon is a company that specializes in transportation planning and engineering based in Fort Washington, PA. The Company paid total consideration of $18.2 million, which was comprised of 476,796 shares of common stock, at $16.64 per share, for a total of $7.9 million, plus $10.3 million in cash, two promissory notes and assumed liabilities. The shares are subject to a six-month lock-up. The first and second promissory notes bear a simple interest rate fixed at 3.50%. The first promissory note will have equal quarterly payments beginning on August 4, 2022 and ending May 4, 2025. The second promissory note will be payable in one installment of principal and interest due on March 15, 2023. For tax purposes, the acquisition will be treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
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
The Company has not completed its final assessment of the fair values of McMahon’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill. The valuation of the post-retirement benefit obligations is still deemed to be preliminary and subject to adjustments as management continues to review the actuarial valuations.
The following summarizes the changes in the preliminary calculations of the fair values of McMahon’s assets acquired and liabilities assumed as of the acquisition date (in thousands):

	September 30, 2022	Change	December 31, 2022
Total Purchase Price	$18,331	$(142)	$18,189
Purchase Price Allocation:
Accounts receivable, net	8,456	–	8,456
Contract assets	1,017	–	1,017
Prepaids and other current assets	291	–	291
Property and equipment, net	949	–	949
Intangible assets	3,342	50	3,392
Other assets	115	(19)	96
Notes receivable - officers, employees, affiliates, current portion	–	19	19
Accounts payable and accrued liabilities, current portion	(3,818)	130	(3,688)
Contract liabilities	(841)	–	(841)
Other non-current obligations	(220)	220	–
Finance leases - non-current	(134)	–	(134)
Post-retirement obligation, less current portion	–	(5,782)	(5,782)
Total identifiable assets	$9,157	$(5,382)	$3,775
Goodwill	9,174	5,240	14,414
Net assets acquired	$18,331	$(142)	$18,189

Table of Content
For the three months ended December 31, 2022, the Company recorded measurement period adjustments to intangible assets, other assets, notes receivable, accounts payable, other non-current obligations and post-retirement obligations with a corresponding adjustment to goodwill. The change in provisional amounts resulted in an increase in expense of $0.2 million.
The consolidated financial statements of the Company include the results of operations since the date the business was acquired. The following table presents the results of operations of the acquired business from the date of acquisition for the year ended December 31, 2022 (in thousands):

For the Year Ended December 31, 2022
Gross Contract Revenue	$24,091
Pre-tax Net Income	$945
The following table presents the unaudited, pro forma consolidated results of operations for the year ended December 31, 2022 and December 31, 2021, respectively, assuming that the McMahon acquisition described above occurred at January 1, 2021. These unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Year Ended
	December 31, 2022	December 31, 2021
Gross Contract Revenue	$273,924	$183,595
Net Income	$5,948	$2,164
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
Fabre Engineering, Inc.
In the second quarter of 2022, the Company signed a purchase agreement to acquire Fabre Engineering, Inc. (“Fabre”), with an effective date of June 2, 2022. Fabre is a civil engineering and land surveying firm based in Pensacola, FL. The Company paid total consideration of $0.5 million, which was comprised of $0.5 million in cash, promissory note and assumed liabilities, including a contract liability of $0.3 million. The promissory note has a 7.00% interest rate with equal quarterly payments beginning on September 2, 2022 and ending June 2, 2024.
Identified intangible assets are comprised of customer relationships and contract rights for a total amount of $0.4 million, to be amortized over an estimated useful life of 20 years and 3 years, respectively.
The purchase price allocation has been completed and the amounts identified are deemed final.
Project Design Consultants, LLC
In the third quarter of 2022, the Company signed a purchase agreement to acquire Project Design Consultants, LLC (“PDC”), with an effective date of July 15, 2022. PDC is a civil engineering and land surveying firm based in San Diego, CA. The Company paid total consideration of $14.2 million, which was comprised of cash, two promissory notes, a convertible note and assumed liabilities. The two promissory notes bear a simple interest rate fixed at 4.75%. The first promissory note will be payable in equal quarterly payments of principal and interest beginning on October 15, 2022 and ending July 15, 2025. The second promissory note will be payable in two installments of principal and interest due on March 15, 2023 and on the first anniversary of the closing date. The convertible note bears simple interest fixed at 4.75% and shall be convertible to shares of common stock at anytime, at a conversion price of $14.00 per share. Subject to the exercise of the conversion, the convertible note will have quarterly payments of principal, interest or both beginning

Table of Content
October 2022 and ending April 2027. For tax purposes, the acquisition will be treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
The acquisition of PDC allows Bowman to further advance its market expansion and service diversification initiatives by expanding our reach in Southern California and with key public sector and utility clients.
The following summarizes the changes in the preliminary calculations of the fair values of PDC assets acquired and liabilities assumed as of the acquisition date (in thousands):

	September 30, 2022	Change	December 31, 2022
Total Purchase Price	$14,801	$(623)	$14,178
Purchase Price Allocation:
Accounts receivable, net	2,199		2,199
Contract assets	926		926
Prepaids and other current assets	161		161
Property and equipment, net	489		489
Intangible assets	–	10,344	10,344
Other assets	41	(41)	–
Accounts payable and accrued liabilities, current portion	(1,129)	11	(1,118)
Contract liabilities	(1,362)		(1,362)
Other non-current obligations	(170)	(103)	(273)
Finance leases - non-current	(67)	103	36
Total identifiable assets	$1,088	$10,314	$11,402
Goodwill	13,713	(10,937)	2,776
Net assets acquired	$14,801	$(623)	$14,178
The change in the purchase price and offset to goodwill was due to the cash that was not acquired through the acquisition. For the three months ended December 31, 2022, the Company recorded measurement period adjustments to intangible assets, other assets, accrued liabilities with a corresponding adjustment to goodwill. Finance leases - non-current was offset to other non-current obligations. The change did not result in a change to operating income.
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
Identified intangible assets are comprised of customer relationships and contract rights for a total amount of $10.3 million, to be amortized over an estimated useful life of 10 years and 3 years, respectively.
The consolidated financial statements of the Company include the results of operations since the date the business was acquired. The following table presents the results of operations of the acquired business from the date of acquisition for the year ended December 31, 2022 (in thousands):

For the Year Ended December 31, 2022
Gross Contract Revenue	$7,221
Pre-tax Net Income	$1,388

Table of Content
Anchor Consultants, LLC
In the third quarter of 2022, the Company signed a purchase agreement to acquire Anchor Consultants, LLC (“Anchor”), with an effective date of August 26, 2022. Anchor is an engineering firm based in Chadds Ford, PA specializing in the planning, permitting, design and construction management of infrastructure that forms the waterfront of the nation’s inland waterways. The Company paid total consideration of $4.0 million, which was comprised of cash, promissory notes, a convertible note and assumed liabilities. The promissory note bears a simple interest rate fixed at 5.50% with equal quarterly payments beginning on November 26, 2022 and ending on August 26, 2025. The convertible note bears a simple interest rate fixed at 5.50% and shall be convertible to shares of common stock at anytime at conversion price of $18.00 per share. Subject to the exercise of the conversion, the convertible note will have quarterly payments of principal, interest or both beginning November 2022 and ending May 2027. For tax purposes, the acquisition will be treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
The acquisition of Anchor furthers Bowman’s diversification initiatives by adding to its customer base that builds and maintains critical infrastructure in waterfront planning, design and engineering.
The purchase price allocation consists primarily of goodwill and intangible assets, in the amount of $4.0 million, and is based upon preliminary information that is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes.
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
The purchase price allocation has been completed and the amounts identified are deemed final.
SEI Engineering, LLC
In the fourth quarter of 2022, the Company signed a purchase agreement to acquire SEI Engineering, LLC (“SEI”), with an effective date of November 2, 2022. SEI is a professional firm based in Paonia, CO. The Company paid total consideration of $0.8 million, which was comprised of $0.4 million in cash, two promissory notes, and assumed liabilities. The two promissory notes bear a simple interest rate fixed at 6.25%. The first promissory note will be payable in equal quarterly payments of principal and interest beginning on February 4, 2023 and ending November 4, 2025. The second promissory note will be payable in one installment of principal and interest due on March 15, 2023. For tax purposes, the acquisition will be treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
The acquisition of SEI allows Bowman to accelerate the growth of the renewable energy business.
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

Table of Content
The Company has not completed its final assessment of the fair values of SEI’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
Spatial Acuity, LLC
In the fourth quarter of 2022, the Company signed a purchase agreement to acquire Spatial Acuity, LLC (“Spatial”), with an effective date of November 2, 2022. Spatial is a professional firm based in Austin, TX. The Company paid total consideration of $4.1 million, which was comprised of 134,042 shares of common stock, at $15.15 per share, for a total of $2.0 million, plus $2.1 million in cash, two promissory notes, and assumed liabilities. The two promissory notes bear a simple interest rate fixed at 6.25%. The first promissory note will be payable in equal quarterly payments of principal and interest beginning on February 4, 2023 and ending November 4, 2025. The second promissory note will be payable in one installment of principal and interest due on March 15, 2023. For tax purposes, the acquisition will be treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
The purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration up to $3.0 million in the form of the Company's common stock, cash and a non-negotiable promissory note, based on certain financial performance thresholds measured quarterly from January 1, 2023 through June 30, 2025. The Company initially recorded a $0.5 million liability to contingent consideration in connection with the acquisition. The Company will evaluate quarterly its estimated liability to the contingent consideration and adjust the balance if necessary.
The acquisition of Spatial allows Bowman to bolster the firm's geospatial surveying, subsurface utility engineering and GIS mapping.
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
H2H Geoscience Engineering, PLLC
In the fourth quarter of 2022, the Company signed a purchase agreement to acquire H2H Geoscience Engineering, PLLC (“H2H”), with an effective date of December 2, 2022. H2H is a professional firm based in Troy, NY. The Company paid total consideration of $3.7 million, which was comprised of $1.4 million in cash, a promissory note, a convertible note and assumed liabilities. The promissory note bears a simple interest rate fixed at 7.00%. The first promissory note will be payable in equal quarterly payments of principal and interest beginning on March 2, 2023 and ending December 2, 2024. The convertible note bears simple interest fixed at 7.00% and shall be convertible to shares of common stock at anytime, at a conversion price of $18.00 per share. Subject to the exercise of the conversion, the convertible note will have quarterly payments of principal, interest or both beginning December 2, 2024 and ending September 2, 2027. For tax purposes, the acquisition will be treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
The acquisition of H2H allows Bowman to further expand mine consulting and geospatial capabilities.
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
The Company has not completed its final assessment of the fair values of H2H’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

Table of Content
5. Disaggregation of Revenue and Contract Balances
The Company disaggregates revenues by contract type, see Revenue Recognition in Note 2 for further details. For the year ended December 31, 2022 and 2021, the Company derived 93.9% and 95.1% of its revenue from contracts classified as lump sum, and 6.1% and 4.9% of its revenue from exclusively time and material contracts, respectively. The Company had approximately $196.7 million in remaining performance obligations as of December 31, 2022 of which it expects to recognize approximately 96.6% within the next twelve months and the remaining 3.4% thereafter.
Disaggregated revenues by contract type were as follows (in thousands):

	For the Twelve Months Ended December 31,
	2022		2021
Fixed fee	$245,685	93.9%	$142,622	95.1%
Time-and materials	16,029	6.1%	7,348	4.9%
Gross contract revenue	$261,714	100.0%	$149,970	100.0%
The Company recognized $2.7 million of revenue for the year ended December 31, 2022, which was included in the contract liabilities balance as of December 31, 2021.
6. Contracts in Progress
The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Costs incurred on uncompleted contracts	$279,173	$168,110
Estimated contract earnings in excess of costs	398,791	229,949
Estimated contract earnings to date	677,964	398,059
Less: billed to date	(668,013)	(393,493)
Net contract assets	$9,951	$4,566
7. Notes Receivable
The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The maturity dates for certain notes from officers, employees and affiliated entities have been extended until December 2024. The following is a summary of these notes receivable (in thousands):

	December 31, 2022	December 31, 2021
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 0.0% - 5.5%. The notes receivable mature through December 2024.	$2,433	$2,478
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2023.	903	903
Total:	3,336	3,381
Less: current portion
Officers, employees and affiliates	(1,016)	(1,260)
Noncurrent portion	$2,320	$2,121
Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. During the year ended December 31, 2022, interest accrued on the notes receivable at the stipulated rates between 0.0% and 5.50%.

Table of Content
8. Property and Equipment, Net
Property and equipment for fixed assets are as follows (in thousands):

	December 31, 2022	December 31, 2021
Computer equipment	$2,101	$1,279
Survey equipment	5,088	4,625
Vehicles	1,032	763
Furniture and fixtures	2,398	1,675
Leasehold improvements	7,727	6,886
Software	316	332
Fixed assets pending lease financing [1]	181	519
Total:	18,843	16,079
Less: accumulated depreciation	(12,319)	(10,669)
Property and Equipment, net of finance leased assets	$6,524	$5,410
1assets acquired which will be re-financed under the Company's finance lease facilities
Depreciation expense for fixed assets for the years ended December 31, 2022 and 2021 was $1.6 million and $0.8 million, respectively.
Property and equipment for finance leased assets are as follows (in thousands):

	December 31, 2022	December 31, 2021
Equipment	$16,256	$15,391
Vehicles	6,787	5,542
Total:	23,043	20,933
Less: accumulated amortization on leased assets	(4,463)	(6,141)
Finance Leased Assets, net	$18,580	$14,792
Amortization expense for finance leased assets for the years ended December 31, 2022 and 2021 was $6.8 million and $5.2 million, respectively.
9. Goodwill
The following is a summary of goodwill resulting from business acquisitions held by the Company at December 31, 2022 (in thousands):

Goodwill
Balance as of December 31, 2021	$28,471
Acquisitions	24,739
Balance as of December 31, 2022	$53,210

Table of Content
10. Intangible Assets
Total intangible assets consisted of the following at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$23,595	$(2,330)	$21,265	$10,018	$(665)	$9,353
Contract rights	7,281	(2,416)	4,865	2,333	(224)	2,109
Leases	187	(48)	139	160	(17)	143
Domain name	281	–	281	281	–	281
Licensing rights	1,400	–	1,400	400	–	400
Total	$32,744	$(4,794)	$27,950	$13,192	$(906)	$12,286
The domain name and licensing rights acquired during the year ended December 31, 2022 and 2021 for a total of $1.0 million and $0.7 million, respectively, have indefinite useful lives.
The following table summarizes the total weighted average useful lives of intangible assets by asset class used for straight-line expense purposes:

	December 31, 2022	December 31, 2021
Customer relationships	11.97	10.32
Contract rights	2.47	2.87
Leases	8.05	9.17
Amortization expense for the years ended December 31, 2022 and 2021 was $3.9 million and $0.4 million, respectively.
Future amortization is as follows for the years ending December 31 (in thousands):

Year ending December 31,
2023	$4,681
2024	4,034
2025	2,605
2026	2,104
2027	2,027
Thereafter	10,818
Total	$26,269
11. Bank Revolving Lines of Credit and Fixed Credit Facilities
On December 31, 2022, the Company had one revolving (the “Revolving Line”) and three non-revolving credit facilities (“Fixed Line 1”, Fixed Line 2” and “Fixed Line 4”) with Bank of America. On December 31, 2022 and December 31, 2021, the interest rate on the Revolving Line was 8.50% and 3.25%, respectively. All outstanding principal on the Revolving Line is due on September 30, 2024. On December 31, 2022 and December 31, 2021, there was no outstanding balance on the Revolving Line.
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

Table of Content
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
Fixed Line #1 has a maximum advance of $1.0 million, does not allow for re-borrowings and is included in Notes Payable (see Note 12). The Company pays interest on a monthly basis at a rate equal to SOFR Simple ARR plus 2.0%. On December 31, 2022 and December 31, 2021, the interest rate was 6.30% and 2.85%, respectively. Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2018, the Company is obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in August 2023. On December 31, 2022 and 2021, the outstanding balance on Fixed Line #1 was $0.1 million and $0.3 million, respectively.
Fixed Line #2 has a maximum advance of $1.0 million, does not allow for re-borrowings and is included in Notes Payable (see Note 12). Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2020, the Company is obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in September 2025. On December 31, 2022 and 2021, the outstanding balance on Fixed Line #2 was $0.5 million and $0.7 million, respectively.
Facility #4 is a term loan with a principal loan amount of $1.0 million and is included in Notes Payable (see Note 12). The loan is to be repaid over thirty-six months beginning April 13, 2020 through maturity on March 13, 2023. The interest rate on this loan is 3.49%. On December 31, 2022 and 2021, the outstanding balance on Facility #4 was $0.1 million and $0.4 million, respectively.
The Company secures its obligations under the Credit Agreement with substantially all assets of the Company. Obligations of the Company to certain other shareholders of the Company are subordinated to the Company’s obligations under the Credit Agreement and Fixed Line loans. The Company must maintain, on a combined basis certain financial covenants defined in the Credit Agreement.
Interest expense on the Revolving and Fixed Lines totaled $43,000 and $0.1 million during the years ended December 31, 2022 and 2021.
12. Notes Payable
Notes payable consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Related parties:
Shareholders - Interest accrues annually at rates ranging from 3.25% - 7.50%. The notes payable mature on various dates through October 2025.	$11,515	$10,771
Owners of Acquired Entities - Interest accrues annually at rates ranging from 3.25% - 7.00% annually. The notes payable mature on various dates through October 2024.	8,134	450
Convertible Notes Payable - Interest accrues annually at rates ranging from 4.75% - 7.00% annually. The convertible notes payable mature on various dates through May 2027.	6,675	–
Unrelated third parties:
Note payable for purchase of software and vehicles	55	34
Note payable for purchase of intangible asset	50	100
Fixed lines of credit - see note 11	773	1,502
Discounts on notes payable issued as consideration in acquisitions:
Shareholders	(177)	–
Owners of Acquired Entities	(581)	–
Total	26,444	12,857
Less: current portion	(10,168)	(4,450)
Noncurrent portion	$16,276	$8,407

Table of Content
The Company’s chairman and Chief Executive Officer guarantees certain of the notes payable, and certain of the notes payable are subordinate to the terms of the Credit Agreement disclosed in Note 11.
Interest expense attributable to the notes payable totaled $1.0 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.
Future principal payments on notes payable are as follows for the years ending December 31 (in thousands):

2023	$10,875
2024	8,159
2025	4,830
2026	2,225
2027	1,113
Thereafter	–
Total	$27,202
Convertible Notes Payable
In July 2022, the Company issued a $4.0 million 4.75% unsubordinated convertible note with a maturity date in July 2027 as partial consideration for the acquisition of Project Design Consultants, LLC (Note 4). The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $14.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note will be payable in quarterly payments of principal, interest or both beginning in October 2022 and ending in April 2027. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of December 31, 2022, there has been no election by the holders to convert any portions of the convertible note to common stock.
In August 2022, the Company issued a $1.1 million 5.50% unsubordinated convertible note with a maturity date in May 2027 as partial consideration for the acquisition of Anchor Consultants, LLC (Note 4). The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $18.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note will have quarterly payments of principal, interest or both beginning in November 2022 and ending in May 2027. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of December 31, 2022, there has been no election by the holders to convert any portions of the convertible note to common stock.
In December 2022, the Company issued a $1.6 million 7.00% unsubordinated convertible note with a maturity date in September 2027 as partial consideration for the acquisition of H2H Geoscience Engineering, PLLC (Note 4). The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $18.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note will have quarterly payments of principal, interest or both beginning in December 2024 and ending in September 2027. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of December 31, 2022, there has been no election by the holders to convert any portions of the convertible note to common stock.
13. Pension and Post-retirement Benefit Obligations
In 2022, the Company acquired various non-qualified defined benefit pension plans in the U.S. (the "Plan"). Individual benefits under the Plan generally are based on the employee’s years of creditable service and compliance with

Table of Content
non-competes. The plan is unfunded and there are no plan assets. The pension benefit obligations were measured as of December 31, 2022. There were no contributions made to the Plan as of December 31, 2022.
The following tables provide reconciliations of the changes in the Plans’ benefit obligations, reconciliations of the changes in the fair value of assets for the year ended December 31, 2022, and reconciliations of the funded status as of December 31, 2022:

(Amounts in thousands)	December 31, 2022
Change in benefit obligation
Benefit obligation at beginning of year	$–
Acquired benefit obligations	5,782
Service cost	34
Interest cost	165
Direct benefit payments	(117)
Actuarial gain	(777)
Benefit obligation at end of year	$5,087

(Amounts in thousands)	December 31, 2022
Change in plan assets
Fair value of plan assets at beginning of year	$–
Employer direct benefit payments	117
Direct benefit payments	(117)
Fair value of plan assets at end of year	$–

(Amounts in thousands)	December 31, 2022
Reconciliation of funded status:
Fair value of plan assets at end of year	$–
Benefit obligation at end of period	5,087
Net amount recognized at end of year	$5,087

The following table sets forth the amounts recognized in the consolidated balance sheets as of December 31, 2022:

(Amounts in thousands)	December 31, 2022
Amount recognized in the consolidated balance sheets:
Accounts payable and accrued liabilities, current portion	$(239)
Post-retirement obligation, less current portion	(4,848)
Net amount recognized in the balance sheet	$(5,087)

Table of Content
The following table sets forth the reconciliation of amounts in the consolidated statements of equity for the year ended December 31, 2022:

(Amounts in thousands)	December 31, 2022
Reconciliation of amounts in consolidated statements of equity
Net gain	$777
Accumulated other comprehensive income	–
Accumulated contributions in excess of net periodic benefit cost	–
Total gain	$777

The following table sets forth the components of net periodic benefit cost for the Company's pension plans for the year ended December 31, 2022:

(Amounts in thousands)	December 31, 2022
Components of net periodic benefit cost:
Service costs	$34
Interest costs	165
Net periodic benefit cost	$199

The change in plan assets and benefit obligations recognized in other comprehensive income during the year was a net gain of $0.8 million for the year ended December 31, 2022.
The amount of applicable deferred income taxes included in other comprehensive income arising from a change in net prior service cost and net income was $0.2 million for the year ended December 31, 2022.
The following table provides additional information for pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2022:

(Amounts in thousands)	December 31, 2022
Projected benefit obligation	$1,175
Accumulated benefit obligation	1,175
Fair value of plan assets	–
There are no required minimum contributions for the pension plans.
The following table provides the expected future benefit payments:

Table of Content

Year Ending December 31,	(Amounts in thousands)
2023	$239
2024	372
2025	257
2026	250
2027	275
Thereafter	1,526
The following are the underlying assumptions for the pension plans as of December 31, 2022:

December 31, 2022
Weighted-average assumptions to determine benefit obligations:
Discount rate	5.51%
Weighted-average assumptions to determine service cost:
Discount rate	4.53%
Weighted-average assumptions to determine interest on service cost:
Discount rate	4.58%
Pension costs are determined using the assumptions as of the beginning of the plan year. The funded status is determined using the assumptions as of the end of the plan year.

14. Related Party Transactions
The Company leases commercial office space from BCG Chantilly, LLC (BCC), an entity in which Mr. Bowman, Mr. Bruen and Mr. Hickey collectively own a 63.6% interest. As of December 31, 2022 and 2021, there were no amounts due to or receivables due from BCC. Rent expense for years ended December 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively.
Bowman Lansdowne Development, LLC (BLD) is an entity in which Mr. Bowman has an ownership interest. On December 31, 2022 and 2021, the Company’s notes receivable included $0.5 million and $0.5 million, respectively, from BLD, with a maturity date of January 31, 2024.
Lansdowne Development Group, LLC (LDG) is an entity in which BLD has a minority ownership interest. On December 31, 2022 and 2021, our accounts receivable included $0.1 million and $0.1 million, respectively, due from LDG. On December 31, 2022 and 2021, notes receivable included $0.4 million and $0.4 million, respectively, from LDG, with a maturity date of January 31, 2024.
Bowman Realty Investments 2010, LLC (BR10) is an entity in which Mr. Bowman has an ownership interest. On December 31, 2022 and 2021, the Company’s notes receivable included $0.2 million and $0.2 million, respectively, from BR10, with a maturity date of January 31, 2024.
Alwington Farm Developers, LLC (AFD) is an entity in which BR10 has a minority ownership interest. On December 31, 2022 and 2021, notes receivable included $1.2 million and $1.2 million, respectively, from AFD, with a maturity date of December 31, 2024.
MREC Shenandoah VA, LLC (“MREC Shenandoah”) is an entity in which Lake Frederick Holdings, LLC (“Lake Frederick Holdings”) owns a 92% interest and Shenandoah Station Partners LLC, an entity owned in part by Bowman Lansdowne and in part by Bowman Realty 2013, owns an 8% interest. Mr. Bowman owns a 100% interest in, and is the manager of, Lake Frederick Holdings. Mr. Bowman is the sole member of Bowman Realty 2013. Since 2020, the Company has provided engineering services to MREC Shenandoah in exchange for cash payments. During the years ended

Table of Content
December 31, 2022 and 2021, the Company invoiced $0.7 million and $0.7 million, respectively, and received payments of $0.3 million and $0.8 million, respectively.
During the years ended December 31, 2022 and 2021, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $0.1 million and $0.1 million, respectively. These entities were billed $0.1 million and $0.1 million, respectively.
Gregory Bowman, the son of Mr. Bowman, is a full-time employee of the Company. Gregory Bowman was paid $0.1 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.
Bowman Realty Investments 2013 LLC (BR13) is an entity in which Mr. Bowman has an ownership interest.
Leesburg Acquisition Partners (LAP) is an entity in which Mr. Bowman has an indirect ownership interest through BLD and LDG. During the year ended December 31, 2021, the Company made $28,808 of back charge payments relating to work performed for LAP in prior years.
On December 31, 2022 and 2021, the Company was due $0.2 million and $0.3 million, respectively, from shareholders under the terms of stock subscription notes receivable.
On December 31, 2022 and 2021, the Company owed $0.2 million and $0.2 million, respectively to the estate of a retired shareholder and former director in connection with a 2015 acquisition.
As of December 31, 2022 and 2021, the Company owed certain of our current and former shareholders $11.5 million and $10.8 million, respectively. The notes result from repurchases of stock from shareholders upon termination of employment and promissory notes issued in connection with acquisitions.
In August of 2022, the Company agreed to reimburse Mr. Bowman at a fixed hourly rate for the business use of an aircraft owned by Sunrise Asset Management, a company owned 100% by Mr. Bowman. The Company paid $51,000 as of December 31, 2022.
15. Income Taxes
The provision (benefit) for income taxes consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Current expense (benefit):
Federal	$9,655	$159
State	4,844	431
Foreign	12	13
Total	14,511	603
Deferred expense (benefit):
Federal	(14,073)	(1,989)
State	(3,707)	(193)
Total	(17,780)	(2,182)
Provision (benefit) for income taxes	$(3,269)	$(1,579)

Table of Content
The Company measures deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. Components of the Company’s deferred tax asset and liability are as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Research and development credit carryover	$–	$2,943
Lease liabilities	9,587	1,248
Intangible asset amortization	680	68
Net operating loss	2	2
Bad debt reserve	593	456
Accrued employee related expenses	901	1,237
Capitalized research and development costs	18,670	–
Restricted stock units	1,701	–
Performance stock units	672	71
Acquisition related transaction costs	392	139
	33,198	6,164
Deferred tax liabilities:
Fixed asset depreciation	(5,286)	(3,718)
Lease assets	(7,733)	–
Prepaid expenses	(622)	(540)
Section 481(a) adjustment	(4,229)	(5,178)
Goodwill amortization	(1,569)	(1,018)
	(19,439)	(10,454)
Net deferred tax assets (liabilities)	$13,759	$(4,290)
Beginning January 1, 2022, the Tax Cuts and Jobs Act (TCJA) of 2017 eliminated the option to deduct research and development expenditures in the current year and now requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the TCJA, deferred tax assets reflect approximately $73 million of pre-tax capitalized and amortizable research and development costs as of the year ended December 31, 2022.
As of December 31, 2022, the Company has fully utilized its state net operating loss carryforwards and gross federal R&D credit carryforwards. For the same period ended December 31, 2021, the Company had state net operating loss carryforwards of $0.1 million and gross federal R&D credit carryforwards of $3.2 million, respectively.
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
Based on the Company’s operating history and management’s expectation regarding future profitability, management believes the Company’s deferred tax assets will be realizable under ASC 740, Income Taxes. Accordingly, no valuation allowance exists as of December 31, 2022, and 2021.

Table of Content
Income tax expense (benefit) differed from the amounts computed by applying the federal statutory income tax rate of 21% to pretax income due to the following adjustments (in thousands):

	December 31, 2022	December 31, 2021
Statutory rate	$351	$(269)
State income taxes, net of federal benefit	250	(132)
State income tax rate change	(25)	85
Section 162(m) compensation differences	773	332
Other permanent differences	107	54
Stock compensation	(1,348)	30
Foreign taxes	12	–
Other	1	90
Research & development credit	(3,664)	(1,969)
Uncertain tax positions	274	200
Provision (benefit) for income tax	$(3,269)	$(1,579)
The adjustment to the statutory rate from state income taxes and state income tax rate changes for the year ended December 31, 2022 and December 31, 2021, respectively, are the result of state and local income tax expense as well as certain state and local income tax rate and apportionment factor changes.
The adjustment to the statutory rate from Internal Revenue Code Section 162(m) for the year ended December 31, 2022, and 2021, are the result of permanent differences created by the annual disallowance of certain executive compensation exceeding $1.0 million.
The adjustment to the statutory rate from research and development credits for the year ended December 31, 2022, and 2021 are the result of application of research and development tax credits earned annually by the Company in connection with certain at-risk work performed on behalf of our customers.
The adjustment to the statutory rate from stock compensation for the year ended December 31, 2022, and 2021, are the result of permanent differences in the accounting for and timing for recognition of stock compensation for book and income tax purposes for the Company’s various incentive stock compensation programs.
The Company has elected to record tax related penalties and interest as current income tax expense. As of December 31, 2022, total penalties and interest related to uncertain tax positions is $41,000.
A reconciliation of the beginning balance and ending amounts of unrecognized tax benefits (excluding interest and penalties) is as follows for the year ended December 31, 2022, and 2021 (in thousands):

	2022	2021
Balances at January 1	$2,269	$151
Additions based on tax positions related to the prior year	396	418
Decreases based on tax positions related to prior year	(1,960)	–
Additions based on tax positions related to the current year	153	1,700
Settlements	(142)	–
Balances at December 31	$716	$2,269
For the period ending December 31, 2021, the Company recorded uncertain tax position of $0.1 million for not filing an income tax return with the state of Florida for prior years. The Company has submitted a Voluntary Disclosure Agreement to the state of Florida that was accepted in 2022, that resulted in a settlement of the previously recorded uncertain tax position and had no effective tax rate impact for the period ending December 31, 2022.

Table of Content
For the periods ending December 31, 2022, and December 31, 2021, the Company has an ending uncertain tax position of $0.4 million and $0.2 million, respectively, against its R&D credit.
For the period ending December 31, 2021, the Company recorded an uncertain tax position of $1.9 million for employing on an impermissible method in deducting stock-based compensation expense for income tax purposes consistent with the timing as recognized for book purposes. The Company filed a Form 3115, Application for Change in Accounting Method, with the Internal Revenue Service requesting to change from the impermissible method to a permissible method, which was approved during 2022 and resulted in a reversal of the uncertain tax position to a deferred tax liability with no effective tax rate impact for the period ending December 31, 2022.
For the periods ending December 31, 2022, and December 31, 2021, the Company recorded an uncertain tax position of $0.4 million and $0, respectively, related to the annual limitation on the deductibility of executive compensation claimed on its 2021 U.S. federal income tax return and reflected that impact during the fiscal quarter period ended September 30, 2022, the fiscal quarter in which the 2021 U.S. federal income tax return was filed.
The Company files income tax returns in the U.S. federal jurisdiction and certain states in which it operates. The Company’s federal income tax returns for tax years 2019 and thereafter remain subject to examination by the U.S. Internal Revenue Service. The statute of limitations on the Company’s state income tax returns generally conforms to the federal three-year statute of limitations.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company deferred employer payroll taxes under the CARES Act, which was satisfied in full during the period ending December 31, 2022, without impact to our income tax benefit.
16. Employee Stock Purchase and Stock Incentive Plans
Employee Stock Purchase Plan
Effective April 30, 2021, the Company established the Bowman Consulting Group Ltd. 2022 Employee Stock Purchase Plan (“ESPP”). Under the Company’s Employee Stock Purchase Plan, eligible employees who elect to participate are granted the right to purchase shares of common stock at a 15% discount of the weighted average selling price of the Company stock for the 30 days prior to the last day of the offering period.
The following table summarizes the stock issuance activity under the Employee Stock Purchase Plan for the year ended December 31, 2022 (in thousands, except share data):

December 31, 2022
Purchase price paid for shares sold	$1,378

Number of shares sold	99,048
For the year ended December 31, 2022, stock compensation expense for ESPP was $1.0 million.
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

Table of Content
For the years ended December 31, 2022 and 2021, no new option shares were granted.
A summary of the status of stock options exercised, including the substantive options discussed in Note 3, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at January 1, 2021	53,277	$5.87
Granted	–	–
Exercised	(38,350)	5.82
Expired or cancelled	–	–
Outstanding at December 31, 2021	14,927	$5.99
Granted	–	–
Exercised	(4,897)	5.97
Expired or cancelled	–	–
Outstanding at December 31, 2022	10,030	$5.99
The following summarizes information about options outstanding and exercisable at December 31, 2021 and December 31, 2022:

	Options Outstanding and Exercisable
	Exercise Price	Total Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Total Exercisable
December 31, 2021	$6.57	14,927	5.0	$5.99	14,927
December 31, 2022	$6.28	10,030	5.0	$5.99	10,030
The intrinsic value of these options on December 31, 2022 and 2021 was $15.57 and $14.68, respectively.
The Company received cash payments of $29,203 and $0.1 million from the exercise of options under the Stock Option Plan in the years ended December 31, 2022 and 2021, respectively.
The Company did not record any compensation cost related to stock options during the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.
Stock Bonus Plan
Effective May 11, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The Plan is administered by the Board of Directors through which they can issue restricted stock awards. As of December 31, 2022, 3,450,729 shares of common stock are authorized and reserved for issuance under the Plan. This reserve automatically increases on each January 1, for the duration of the Plan, in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year. The Plan supersedes and replaces any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.
During the year ended December 31, 2022, the Board granted 456,418 shares under the Plan. The shares have a vesting period of up to five years during which there are certain restrictions as defined by the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the Share on such date, or if there are no sales on such date, on the next preceding day on which there were sales.

Table of Content
Effective April 2003, the Company adopted the Bowman Consulting Group Ltd. Stock Bonus Plan (“the Stock Bonus Plan”), which allowed for the awarding of shares of common stock to employees. The Stock Bonus Plan was superseded by the Bowman Consulting Group Ltd. 2022 Omnibus Equity Incentive Plan except that the Stock Bonus Plan shall remain in effect with respect to awards granted under it until such awards have been forfeited or fully vested.
During the year ended December 31, 2022, no new restricted stock awards were granted under the Stock Bonus Plan.
The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2021	702,926	12.80
Granted	1,681,028	14.06
Vested	(156,488)	12.91
Cancelled	(9,183)	13.98
Outstanding at December 31, 2021	2,218,283	13.74
Granted	456,418	16.47
Vested	(824,678)	13.92
Cancelled	(12,714)	15.10
Outstanding at December 31, 2022	1,837,309	14.33
On November 10, 2021 the Company’s Board of Directors adopted the 2022 Executive Officers Long Term Incentive Plan (“Officers LTIP”). The Officers LTIP is established under the Company’s 2022 Omnibus Equity Incentive Plan and is subject to the terms and conditions thereof. The purpose of this plan is to attract, retain and motivate key officers and employees through the grant of equity-based awards that reward Company performance over a period greater than one year and align their interests with long-term stockholder value.
During the year ended December 31, 2022, the compensation committee approved the grants of 186,587 performance based stock units to certain executive officers of the Company under the Officers LTIP. The performance based restricted stock units are subject to a market condition, with a vesting period of 2.91 years. The number of units earned is based on total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the components of a custom peer group during the performance period from February 10, 2022 to December 31, 2024. The performance stock units are valued using a Monte Carlo simulation with model inputs of opening average share value, valuation date stock price, expected volatilities, correlation coefficient, risk-free interest rate, and expected dividend yield for the Company and the custom peer group.
The following table summarizes the activity of performance stock units subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2022	260,842	13.81
Granted	186,587	11.76
Vested	–	–
Cancelled	–	–
Outstanding at December 31, 2022	447,429	12.95
The Company recognizes forfeitures as they occur.

Table of Content
The following table represents the change in the liability to common shares subject to repurchase and the associated non-cash compensation expense for the years ended December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Beginning Balance	$7	$842
Non-cash compensation from ratable vesting	–	41
Non-cash compensation from change in fair value of liability	–	2
Other stock activity, net	(7)	516
Reclassification upon modification	–	(1,394)
Ending balance	$–	$7
As of December 31, 2022, the Company had 2,284,738 of unvested stock awards that vest between January 1, 2023 and December 31, 2027.
For the years ended December 31, 2022, and 2021, stock compensation expense for the Stock Bonus Plan was $13.7 million and $7.8 million, respectively.
The future expense of the unvested awards by year is as follows (in thousands):

2023	$13,084
2024	6,983
2025	1,883
2026	258
2027	17
Thereafter	–
Total	$22,225
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
For the years ended December 31, 2022 and 2021, employer contributions totaled $3.0 million and $1.8 million, respectively.
18. Leases
We lease certain office space, equipment and vehicles. These leases are either non-cancelable, cancellable only by the payment of penalties or cancellable upon notice provided. All lease payments are based on the lapse of time and certain leases are subject to annual escalations for increases in base rents. The Company's lease terms includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised.
Operating and Finance Leases
The Company's operating leases primarily include material leases of buildings (consisting primarily of office lease commitments) and equipment. These leases are classified as operating leases and are recognized as right-of-use assets and operating lease liabilities on the consolidated balance sheets.
The Company's finance leases primarily include equipment and vehicles in certain contracts with payment terms on the lease agreements that range between 30 and 50 months.

Table of Content
The cumulative effect of the changes made to the consolidated balance sheet as of January 1, 2022 for the adoption of the new lease standard was as follows:

(Amounts in thousands)	Balance at December 31, 2021	Adjustments from Adoption of New Lease Standard	Balance at January 1, 2022
Assets:
Prepaid and other current assets	$4,850	$–	4,850
Property and equipment, net	20,202	25	20,227
Operating lease, right-of-use assets	–	20,790	20,790
Liabilities:
Deferred rent, current portion	724	(724)	–
Deferred rent, less current portion	4,179	(4,179)	–
Operating lease obligation, current portion	–	5,701	5,701
Operating lease obligation, less current portion	–	19,988	19,988
Finance lease obligation, current portion	5,136	13	5,149
Finance lease obligation, less current portion	10,020	15	10,035
Equity:
Accumulated deficit	(24,801)	–	(24,801)

The following tables present our operating and finance leases as of December 31, 2022:

(Amounts in thousands)	Balance Sheet Classification	December 31, 2022	December 31, 2021
Assets:
Operating lease assets	Operating lease, right-of-use assets	$30,264	$–
Finance lease assets	Property and equipment, net	18,580	14,792
Total lease assets		$48,844	$14,792
Liabilities:
Current:
Operating lease liabilities	Operating lease obligation, current portion	$(6,949)	$–
Finance lease liabilities	Finance lease obligation, current portion	(5,297)	(5,136)
Total current lease liabilities		$(12,246)	$(5,136)
Non-current:
Operating lease liabilities	Operating lease obligation, less current portion	$(28,087)	$–
Finance lease liabilities	Finance lease obligation, less current portion	(14,254)	(10,020)
Total non-current lease liabilities		$(42,341)	$(10,020)

Table of Content
The following tables present selected financial information for the year ended December 31, 2022 and 2021:

(Amounts in thousands)	December 31, 2022	December 31, 2021
Operating lease cost
Amortization of right-of-use assets	$8,137	$5,799
Short-term and variable lease cost	325	–
Finance lease cost:
Amortization of right-of-use assets	6,756	5,154
Interest on lease liabilities	1,247	603
Total lease cost	$16,465	$11,556

(Amounts in thousands)	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$105	$–
Financing cash flows from finance leases	6,027	4,663
Right-of-use assets obtained in exchange for new operating leases	30,133	–
Right-of-use assets obtained in exchange for new finance leases	829	–

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (in years):
Operating leases	5.62	0
Finance leases	3.28	2.91
Weighted average discount rates:
Operating leases	7.1%	–%
Finance leases	7.4%	5.2%
Future minimum commitments under leases for the succeeding years are as follows (in thousands):

(Amounts in thousands)
Year ending December 31,	Operating Lease	Finance Lease
2023	$8,745	$6,491
2024	8,102	5,813
2025	7,123	5,590
2026	5,563	2,155
2027	4,249	–
Thereafter	8,856	–
Total lease payments	$42,638	$20,049
Less: Amounts representing interest	$(7,602)	$(2,710)
Total lease liabilities	$35,036	$17,339
The future minimum commitments for finance leases are exclusive of the $2.2 million bargain purchase price associated with the $19.5 million total liability to finance leases as presented on the consolidated balance sheet.

Table of Content
19. Other
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not be material to the Company’s combined financial position, results of operations or cash flows.
20. Subsequent Events
None.

Table of Content
Item 16. Form 10-K Summary
None

Table of Content
SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, in Reston, Virginia, on March 15, 2023.

Bowman Consulting Group Ltd.

By:	/s/ Gary Bowman
Name: Gary Bowman Title: President, Chief Executive Officer, Chairman (Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Bowman	President, Chief Executive Officer, Chairman (Principal Executive Officer)	March 15, 2023
Gary Bowman

/s/ Michael Bruen	Chief Operating Officer and Director	March 15, 2023
Michael Bruen

/s/ Bruce Labovitz	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	March 15, 2023
Bruce Labovitz

/s/ Stephen Riddick	Director	March 15, 2023
Stephen Riddick

/s/ Raymond Vicks, Jr.	Director	March 15, 2023
Raymond Vicks, Jr.

/s/ Patricia Mulroy	Director	March 15, 2023
Patricia Mulroy

/s/ James Laurito	Director	March 15, 2023
James Laurito