Form 10-Q
period 2023-03-31
Bowman Consulting Group Ltd.
filed 2023-05-09
CIK 1847590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-40371
_____________________________________________
BOWMAN CONSULTING GROUP LTD.
(Exact Name of Registrant as Specified in its Charter)
_____________________________________________

Delaware	54-1762351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12355 Sunrise Valley Drive, Suite 520 Reston, Virginia	20191
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 464-1000
_____________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of May 9, 2023, the registrant had 14,172,644 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$14,328	$13,282
Accounts receivable, net	67,164	64,443
Contract assets	19,931	16,321
Notes receivable - officers, employees, affiliates, current portion	938	1,016
Prepaid and other current assets	7,704	7,068
Total current assets	110,065	102,130
Non-Current Assets
Property and equipment, net	26,401	25,104
Operating lease, right-of-use assets	31,132	30,264
Goodwill	53,082	53,210
Notes receivable	903	903
Notes receivable - officers, employees, affiliates, less current portion	1,390	1,417
Other intangible assets, net	26,581	27,950
Deferred tax asset, net	17,428	13,759
Other assets	1,080	1,020
Total Assets	$268,062	$255,757
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$30,696	$40,293
Contract liabilities	6,838	6,370
Notes payable, current portion	9,243	10,168
Operating lease obligation, current portion	6,967	6,949
Finance lease obligation, current portion	5,804	5,297
Total current liabilities	59,548	69,077
Non-Current Liabilities
Other non-current obligations	17,811	356
Notes payable, less current portion	14,393	16,276
Operating lease obligation, less current portion	29,143	28,087
Finance lease obligation, less current portion	15,028	14,254
Pension and post-retirement obligation, less current portion	4,879	4,848
Total liabilities	$140,802	$132,898

Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	$–	$–
Common stock, $0.01 par value; 30,000,000 shares authorized; 16,019,601 shares issued and 13,593,846 outstanding, and 15,949,805 shares issued and 13,556,550 outstanding, respectively	160	159
Additional paid-in-capital	167,440	162,922
Accumulated other comprehensive income	568	578
Treasury stock, at cost; 2,425,755 and 2,393,255, respectively	(21,498)	(20,831)
Stock subscription notes receivable	(151)	(173)
Accumulated deficit	(19,259)	(19,796)
Total shareholders' equity	$127,260	$122,859

TOTAL LIABILITIES AND EQUITY	$268,062	$255,757
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Gross Contract Revenue	$76,100	$52,461
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	28,835	20,659
Sub-consultants and expenses	8,538	4,760
Total contract costs	37,373	25,419
Operating Expenses:
Selling, general and administrative	33,636	22,821
Depreciation and amortization	3,565	2,389
(Gain) on sale	(11)	(6)
Total operating expenses	37,190	25,204
Income from operations	1,537	1,838
Other expense	1,213	498
Income (loss) before tax expense	324	1,340
Income tax (benefit) expense	(213)	(117)
Net income	$537	$1,457
Earnings allocated to non-vested shares	69	254
Net income attributable to common shareholders	$468	$1,203
Earnings per share
Basic	$0.04	$0.12
Diluted	$0.04	$0.12
Weighted average shares outstanding:
Basic	11,800,308	9,926,395
Diluted	12,669,581	10,043,794
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net Income	$537	$1,457
Other comprehensive income
Pension and post-retirement adjustments	(10)	–
Other comprehensive income	(10)	–
Income tax provision related to items of other comprehensive income	–	–
Other comprehensive income, net of tax	(10)	–
Comprehensive income, net of tax	$527	1,457
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2023 and 2022
(Amounts in thousands except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2022	13,690,868	$137	$120,842	(2,201,289)	$(17,488)	$–	$(277)	$(24,801)	$78,413
Issuance of new common shares in common stock offering	1,057,500	11	15,464	–	–	–	–	–	15,475
Issuance of new common shares	9,833	–	174	–	–	–	–	–	174
Purchase of treasury stock	–	–	–	(46,065)	(988)	–	–	–	(988)
Issuance of new common shares under stock compensation plan	30,957	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	20,205	–	282	–	–	–	–	–	282
Stock based compensation	–	–	3,226	–	–	–	–	–	3,226
Collection on stock subscription notes receivable	–	–	–	–	–	–	24	–	24
Conversion of redeemable common stock to permanent equity	–	–	8	–	–	–	–	–	8
Net Income	–	–	–	–	–	–	–	1,457	1,457
Balance at March 31, 2022	14,809,363	$148	$139,996	(2,247,354)	$(18,476)	$–	$(253)	$(23,344)	$98,071

Balance at January 1, 2023	15,949,805	$159	$162,922	(2,393,255)	$(20,831)	$578	$(173)	$(19,796)	$122,859
Issuance of new common shares	–	–	7	–	–	–	–	–	7
Purchase of treasury stock	–	–	–	(32,500)	(667)	–	–	–	(667)
Issuance of new common shares under stock compensation plan	53,757	1	(1)	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	16,039	–	383	–	–	–	–	–	383
Stock based compensation	–	–	4,129	–	–	–	–	–	4,129
Collections on stock subscription notes receivable	–	–	–	–	–	–	22	–	22
Other comprehensive income, net of tax	–	–	–	–	–	(10)	–	–	(10)
Net Income	–	–	–	–	–	–	–	537	537
Balance at March 31, 2023	16,019,601	$160	$167,440	(2,425,755)	$(21,498)	$568	$(151)	$(19,259)	$127,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net Income	$537	$1,457
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,196	1,922
Amortization of intangible assets	1,369	468
Gain on sale of assets	(11)	(6)
Bad debt	222	152
Stock based compensation	4,363	3,236
Accretion of discounts on notes payable	140	–
Deferred taxes	(3,669)	–
Deferred rent	–	(119)
Changes in operating assets and liabilities, net of acquisition of businesses
Accounts receivable	(2,943)	(6,945)
Contract assets	(3,610)	(721)
Prepaid expenses and other assets	(533)	(630)
Accounts payable and accrued expenses	7,748	2,960
Contract liabilities	469	640
Net cash provided by operating activities	6,278	2,414
Cash Flows from Investing Activities:
Purchases of property and equipment	(536)	(198)
Fixed assets converted to lease financing	–	278
Proceeds from sale of assets and disposal of leases	11	6
Payments received under loans to shareholders	105	70
Acquisitions of businesses, net of cash acquired	–	(550)
Collections under stock subscription notes receivable	22	24
Net cash used in investing activities	(398)	(370)
Cash Flows from Financing Activities:
Proceeds from common stock offering, net of underwriting discounts and commissions and other offering costs	–	15,475
Repayments under fixed line of credit	(185)	(182)
Repayment under notes payable	(2,685)	(905)
Payments on finance leases	(1,687)	(1,414)
Payments for purchase of treasury stock	(667)	(988)
Proceeds from issuance of common stock	390	289
Net cash (used in) provided by financing activities	(4,834)	12,275
Net increase in cash and cash equivalents	1,046	14,319
Cash and cash equivalents, beginning of period	13,282	20,619
Cash and cash equivalents, end of period	$14,328	$34,938

Supplemental disclosures of cash flow information:
Cash paid for interest	$757	$344
Cash paid for income taxes	$–	279
Non-cash investing and financing activities:
Property and equipment acquired under capital lease	$(2,964)	$(2,456)
Issuance of notes payable for acquisitions	$–	$(200)
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
Deferred offering costs consist primarily of accounting, legal and other fees related to the common stock offering. Prior to the offering, all deferred offering costs were capitalized within prepaid and other current assets in the consolidated balance sheet. No deferred offering costs were capitalized in the consolidated balance sheet as of March 31, 2023.
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
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 15, 2023.
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
The Company can, at times, be subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the three months ended March 31, 2023, or the year ended December 31, 2022. The Company’s customers are located throughout the United States. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.
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
As of March 31, 2023 and December 31, 2022:
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
•The liability related to shares subject to repurchase was recognized at fair value using Level 1 inputs as there is an active market for the Company’s publicly traded stock. There was no remaining liability as of December 31, 2022. For further discussion, see Note 15, Employee Stock Purchase and Stock Incentive Plans.
Income Taxes
The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events recognized in the consolidated financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when the differences settle or become realized. Valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable or recoverable in the future. As of March 31, 2023, no valuation allowances are required, and all deferred tax assets are realizable.
The Company assesses uncertain tax positions to determine whether the position will more likely than not be sustained upon examination by the Internal Revenue Service or other taxing authorities. If the Company cannot reach a more-likely-than-not determination, no benefit is recorded. If the Company determines that the tax position is more likely than not to be sustained, the Company records the largest amount of benefit that is more likely than not to be realized when the tax position is settled. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Beginning January 1, 2022, the Tax Cuts and Jobs Act (TCJA) of 2017 eliminated the option to deduct research and development expenditures in the current year and now requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the TCJA, we have established a $16.9 million uncertain tax position related to capitalized and amortizable research and development ("R&D") costs as of the period ended March 31, 2023.
The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was (65.9)% and (8.8)%, respectively. The change in the Company’s effective tax rate is predominantly due to changes in the estimated annual effective tax rate. The most prominent factors include an increase in projected R&D credits generated for 2023, a change in the projected limitations of the deductible executive compensation, and an overall reduction in forecasted income for 2023 relative to 2022. With respect to the projected R&D credit, the Company anticipates the 2023 generated R&D credit to be $3.8 million as of March 31, 2023 as compared to the projected R&D credit to be generated for fiscal year 2022 was $2.0 million as of March 31, 2022. Similarly, the Company anticipates the annual projected limitation on the deductibility of executive compensation to be $2.4 million for 2023 as compared to $3.4 million for 2022. These factors as well as the forecasted change in book income predominantly resulted in the change in the estimated annual effective tax rate.
Furthermore, the Company also recognize net discrete benefits of under $0.1 million for the three months ended March 31, 2023, as compared to net discrete benefit of $0.4 million for the three months ended March 31, 2022. The discrete benefits are predominantly the result of a windfall tax benefit for restricted stock awards and other non-recurring adjustments. More specifically, the windfall tax adjustment for restricted stock awards recognized at a value higher than the grant date fair value is $0.3 million for the three months ended March 31, 2023, and $0.4 million for the three months ended March 31, 2022. In addition, the Company recognized a one-time adjustment to the state income taxes payables, resulting in $0.2 million net discrete expense. These factors reduced the rate by 11.6% and 27.1% for the quarters ended March 31, 2023, and March 31, 2022, respectively.
For year ended December 31, 2022, the Company filed Form 3115, Application for Change in Accounting Method, with the Internal Revenue Service requesting to change its method of deducting stock-based compensation expense from an impermissible method to a permissible method; on July 27, 2022, the Form 3115 was approved by the Internal Revenue Service, which will result in a reversal of a $1.9 million uncertain tax position to a deferred tax liability. In addition, the Company recorded a $0.4 million uncertain tax position during the year ended December 31, 2022, related to the annual limitation on the deductibility of executive compensation claimed on a prior period U.S. federal income tax return.
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
Recently Issued Accounting Guidance
Accounting guidance recently adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) to increase transparency and comparability of accounting for lease transactions by requiring lessees to recognize the right-of-use assets and lease liabilities on the balance sheet and to disclose qualitative and quantitative information about lease transactions and enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted the new standard on January 1, 2022, using a modified retrospective basis and the impact of this ASU was not material.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) to replace the incurred loss impairment methodology under U.S. GAAP. This ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which could result in earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model will require the Company to use a forward-looking expected credit loss impairment methodology for the recognition of credit losses for financial instruments at the time the financial asset is originated or acquired, and require a loss be incurred before it is recognized. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The new standard will apply to accounts receivable, notes, and other financial instruments. This standard is effective for the Company beginning January 1, 2023. Adoption of ASU 2016-13 will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company adopted the new guidance starting January 1, 2023. The impact of this ASU is reflected in the consolidated financial statements and was not material.
The Company does not believe that any recently issued standards other than those noted above would have a material effect on its consolidated financial statements.
3. Earnings per Share
Basic earnings per share is calculated by dividing net income attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three months ended March 31, 2023 and 2022. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings of the Company. The dilutive effect of options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee Stock Purchase Plan is reflected in diluted earnings per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The dilutive effect of convertible debt is reflected in diluted earnings per share by application of the if-converted method. The Company uses the two-class method to determine earnings per share.
For calculating basic earnings per share, for the three months ended March 31, 2023, the weighted average number of shares outstanding exclude 1,750,268 non-vested restricted shares and 9,690 unexercised substantive options. The computation of diluted earnings per share for the three months ended March 31, 2023 did not assume the effect of restricted shares or substantive options because the effects were antidilutive.
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
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 (in thousands, except share data):

	For the Three Months Ended March 31,
	2023	2022
Numerator
Net income	$537	$1,457
Earnings allocated to non-vested shares	69	254
Subtotal	$468	$1,203
Denominator
Weighted average common shares outstanding	11,800,308	9,926,395
Effect of dilutive nominal options	–	–
Effect of dilutive contingently earned shares	869,273	117,399
Dilutive average shares outstanding	12,669,581	10,043,794
Basic earnings per share	$0.04	$0.12
Dilutive earnings per share	$0.04	$0.12

4. Acquisitions
Business Combinations
McMahon Associates, Inc.
In the second quarter of 2022, the Company signed a purchase agreement to acquire McMahon Associates, Inc. (“McMahon”), with an effective date of May 4, 2022. McMahon is a company that specializes in transportation planning and engineering based in Fort Washington, PA. The Company paid total consideration of $18.2 million, which was comprised of 476,796 shares of common stock, at $16.64 per share, for a total of $7.9 million, plus $10.3 million in cash, two promissory notes and assumed liabilities. The shares are subject to a six-month lock-up. The first and second promissory notes bear a simple interest rate fixed at 3.50%. The first promissory note has equal quarterly payments beginning on August 4, 2022 and ending May 4, 2025.The second promissory note was payable in one installment of principal and interest on March 15, 2023. For tax purposes, the acquisition is treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
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
The following summarizes the preliminary calculations of the fair values of McMahon’s assets acquired and liabilities assumed as of the acquisition date (in thousands):

March 31, 2023
Total Purchase Price	$18,189
Purchase Price Allocation:
Accounts Receivable, net	8,456
Contract assets	1,017
Prepaid and other current assets	291
Property and equipment, net	949
Intangible assets	3,392
Other assets	96
Notes receivable - officers, employees, affiliates, current portion	19
Accounts payable and accrued liabilities, current portion	(3,688)
Contract liabilities	(841)
Finance leases - non-current	(134)
Post-retirement obligations, less current portion	(5,782)
Total identifiable assets	$3,775
Goodwill	14,414
Net assets acquired	$18,189
For the three months ended March 31, 2023, the Company recorded no measurement period adjustments.

The consolidated financial statements of the Company include the results of operations since the date the business was acquired. The following table presents the results of operations of the acquired business for the three months ended March 31, 2023 (in thousands):

For the Three Months Ended March 31, 2023
Gross Contract Revenue	$10,414
Pre-tax Net Income	$1,298
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
Project Design Consultants, LLC.
In the third quarter of 2022, the Company signed a purchase agreement to acquire Project Design Consultants, LLC (“PDC”), with an effective date of July 15, 2022. PDC is a civil engineering and land surveying firm based in San Diego, CA. The Company paid total consideration of $14.2 million, which was comprised of cash, two promissory notes, a convertible note and assumed liabilities. The two promissory notes bear a simple interest rate fixed at 4.75%. The first promissory note is payable in equal quarterly payments of principal and interest beginning on October 15, 2022 and ending July 15, 2025 .The second promissory note is payable in two installments of principal and interest due on March 15, 2023 and on the first anniversary of the closing date. The convertible note bears simple interest fixed at 4.75% and is convertible into shares of common stock at any time, at a conversion price of $14.00 per share. Subject to the exercise of the conversion, the convertible note will have quarterly payments of principal, interest or both beginning October 2022 and ending April 2027. For tax purposes, the acquisition was treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.

The following summarizes the preliminary calculations of the fair values of PDC assets acquired and liabilities assumed as of the acquisition date (in thousands):

March 31, 2023
Total Purchase Price	$14,178
Purchase Price Allocation:
Accounts receivable	2,199
Contract assets	926
Prepaid and other current assets	161
Property and equipment, net	489
Intangible assets	10,344
Accounts payable and accrued liabilities, current portion	(1,118)
Contract liabilities	(1,362)
Other non-current obligations	(273)
Finance leases - non-current	36
Total identifiable assets	$11,402
Goodwill	2,776
Net assets acquired	$14,178
For the three months ended March 31, 2023, the Company recorded no measurement period adjustments.
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
Identified intangible assets are comprised of customer relationships and contract rights for a total amount of $10.3 million, to be amortized over estimated useful lives of 10 years and 3 years, respectively.
The consolidated financial statements of the Company include the results of operations since the date the business was acquired. The following table presents the results of operations of the acquired business from the date of acquisition for the three months ended March 31, 2023 (in thousands):

For the Three Months Ended March 31, 2023
Gross Contract Revenue	$3,106
Pre-tax Net Income	$639
Anchor Consultants, LLC.
In the third quarter of 2022, the Company signed a purchase agreement to acquire Anchor Consultants, LLC (“Anchor”), with an effective date of August 26, 2022. Anchor is an engineering firm based in Chadds Ford, PA specializing in the planning, permitting, design and construction management of infrastructure that forms the waterfront of the nation’s inland waterways. The Company paid total consideration of $4.0 million, which was comprised of cash, promissory notes, a convertible note and assumed liabilities. The promissory note bears a simple interest rate fixed at 5.50% with equal quarterly payments beginning on November 26, 2022 and ending on August 26, 2025. The convertible note bears a simple interest rate fixed at 5.50% and is convertible into shares of common stock at anytime at a conversion price of $18.00 per share. Subject to the exercise of the conversion, the convertible note has quarterly payments of principal, interest or both beginning November 2022 and ending May 2027. For tax purposes, the acquisition was treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
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
SEI Engineering, LLC
In the fourth quarter of 2022, the Company signed a purchase agreement to acquire SEI Engineering, LLC (“SEI”), with an effective date of November 2, 2022. SEI is a professional firm based in Paonia, CO. The Company paid total consideration of $0.8 million, which was comprised of $0.4 million in cash, two promissory notes, and assumed liabilities. The two promissory notes bear a simple interest rate fixed at 6.25%. The first promissory note is payable in equal quarterly payments of principal and interest beginning on February 4, 2023 and ending November 4, 2025. The second promissory note was payable in one installment of principal and interest due on March 15, 2023. For tax purposes, the acquisition will be treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
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
Spatial Acuity, LLC
In the fourth quarter of 2022, the Company signed a purchase agreement to acquire Spatial Acuity, LLC (“Spatial”), with an effective date of November 2, 2022. Spatial is a professional firm based in Austin, TX. The Company paid total consideration of $4.1 million, which was comprised of 134,042 shares of common stock, at $15.15 per share, for a total of $2.0 million, plus $2.1 million in cash, two promissory notes, and assumed liabilities. The two promissory notes bear a simple interest rate fixed at 6.25%. The first promissory note is payable in equal quarterly payments of principal and interest beginning on February 4, 2023 and ending November 4, 2025. The second promissory note was payable in one installment of principal and interest due on March 15, 2023. For tax purposes, the acquisition was treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
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
H2H Geoscience Engineering, PLLC
In the fourth quarter of 2022, the Company signed a purchase agreement to acquire H2H Geoscience Engineering, PLLC (“H2H”), with an effective date of December 2, 2022. H2H is a professional firm based in Troy, NY. The Company paid total consideration of $3.7 million, which was comprised of $1.4 million in cash, a promissory note, a convertible note and assumed liabilities. The promissory note bears a simple interest rate fixed at 7.00%. The promissory note is payable in equal quarterly payments of principal and interest beginning on March 2, 2023 and ending December 2, 2024. The convertible note bears simple interest fixed at 7.00% and is convertible into shares of common stock at any time, at a conversion price of $18.00 per share. Subject to the exercise of the conversion, the convertible note has quarterly payments of principal, interest or both beginning December 2, 2024 and ending September 2, 2027. For tax purposes, the acquisition was treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
For the three months ended March 31, 2023, the Company recorded measurement period adjustment of $49,000 to accounts payable with a corresponding adjustment to goodwill. The change did not result in a change to operating income.
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
5. Disaggregation of Revenue and Contract Balances
The Company disaggregates revenues by contract type, see Revenue Recognition in Note 2 for further details. For the three months ended March 31, 2023 and 2022, the Company derived 89.7% and 94.5% of its revenue from contracts classified as lump sum, and 10.3% and 5.4% of its revenue from time and material contracts, respectively. The Company had approximately $202.6 million in remaining performance obligations as of March 31, 2023 of which it expects to recognize approximately 100% within the next twelve months.
Disaggregated revenues by contract type were as follows (in thousands):

	For the Three Months Ended March 31,
	2023		2022
Fixed fee	$68,245	89.7%	$49,592	94.5%
Time-and-materials	7,855	10.3%	2,869	5.5%
Gross contract revenue	$76,100	100.0%	$52,461	100.0%
The Company recognized $2.6 million of revenue for the three months ended March 31, 2023, which was included in the contract liabilities balance as of December 31, 2022, and $1.4 million of revenue for the three months ended March 31, 2022, which was included in the contract liabilities balance as of December 31, 2021.

6. Contracts in Progress
The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$297,222	$279,173
Estimated contract earnings in excess of costs	418,496	398,791
Estimated contract earnings to date	715,718	677,964
Less: billed to date	(702,625)	(668,013)
Net contract assets	$13,093	$9,951
7. Notes Receivable
The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The following is a summary of these notes receivable (in thousands):

	March 31, 2023	December 31, 2022
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 0.0% - 5.5%. The notes receivable mature through December 2024.	$2,328	$2,433
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2023.	903	903
Total:	3,231	3,336
Less: current portion
Officers, employees and affiliates	(938)	(1,016)
Noncurrent portion	$2,293	$2,320
Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. During the three months ended March 31, 2023, interest accrued on the notes receivable at the stipulated rates between 0.0% and 5.50%.
8. Property and Equipment, Net
Property and equipment for fixed assets are as follows (in thousands):

	March 31, 2023	December 31, 2022
Computer equipment	$2,117	$2,101
Survey equipment	5,100	5,088
Vehicles	1,110	1,032
Furniture and fixtures	2,402	2,398
Leasehold improvements	7,900	7,727
Software	316	316
Fixed assets pending lease financing [1]	432	181
Total:	19,377	18,843
Less: accumulated depreciation	(12,850)	(12,319)
Property and Equipment, net of finance leased assets	$6,527	$6,524
1assets acquired which will be re-financed under the Company's finance lease facilities

Depreciation expense for fixed assets for the three months ended March 31, 2023 and 2022, was $0.5 million and $0.3 million, respectively.
Property and equipment for finance leased assets are as follows (in thousands):

	March 31, 2023	December 31, 2022
Equipment	$16,989	$16,256
Vehicles	8,662	6,787
Total:	25,651	23,043
Less: accumulated amortization on leased assets	(5,777)	(4,463)
Finance Leased Assets, net	$19,874	$18,580
Amortization expense for capital leased assets for the three months ended March 31, 2023 and 2022, was $1.7 million and $1.6 million, respectively.
9. Goodwill
The following is a summary of goodwill resulting from business acquisitions held by the Company at March 31, 2023 (in thousands):

Goodwill
Balance as of December 31, 2022	$53,210
2023 Activity	(128)
Balance as of March 31, 2023	$53,082
10. Intangible Assets
Total intangible assets consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$23,595	$(2,918)	$20,677	$23,595	$(2,330)	$21,265
Contract rights	7,281	(3,188)	4,093	7,281	(2,416)	4,865
Leasehold	187	(57)	130	187	(48)	139
Domain name	281	—	281	281	—	281
Licensing rights	1,400	—	1,400	1,400	—	1,400
Total	$32,744	$(6,163)	$26,581	$32,744	$(4,794)	$27,950
The domain name and licensing rights acquired for a total of $1.7 million, have indefinite useful lives.
The following table summarizes the weighted average useful lives of intangible assets by asset class used for straight-line expense purposes:

	March 31, 2023	December 31, 2022
Customer relationships	10.74	11.97
Contract rights	1.53	2.47
Leasehold	5.99	8.05
Amortization expense for the three months ended March 31, 2023 and 2022 was $1.4 million and $0.5 million, respectively.

Future amortization for the remainder of 2023 and for the succeeding years is as follows (in thousands):

2023	3,443
2024	3,833
2025	2,571
2026	2,071
2027	1,994
Thereafter	10,988
Total	$24,900
11. Bank Revolving Line of Credit and Fixed Credit Facilities
The Company has one revolving credit facility (the “Revolving Line”) and three non-revolving credit facilities (“Fixed Line 1”, Fixed Line 2” and “Fixed Line 4”) with Bank of America, N.A. On March 31, 2023 and March 31, 2022, the interest rate on the Revolving Line was 9.00% and 3.25%, respectively. All outstanding principal on the Revolving Line is due on September 30, 2024. On March 31, 2023 and December 31, 2022, there was no outstanding balance on the Revolving Line.
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
Fixed Line #1 had a maximum advance of $1.0 million and does not allow for re-borrowings and is included in Notes Payable (see Note 12). The Company pays interest on a monthly basis at a rate equal to SOFR Simple APR plus 2.0%. On March 31, 2023 and 2022, the interest rate was 6.82% and 3.21%, respectively. Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2018, the Company was obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in August 2023. On each of March 31, 2023 and December 31, 2022, the outstanding balance on Fixed Line #1 was $0.1 million.
Fixed Line #2 had a maximum advance of $1.0 million and does not allow for re-borrowings and is included in Notes Payable (see Note 12). Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2020, the Company was obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in September 2025. On each of March 31, 2023 and December 31, 2022, the outstanding balance on Fixed Line #2 was $0.5 million.
Facility #4 is a term loan with a principal loan amount of $1.0 million and is included in Notes Payable (see Note 12). The loan was to be repaid over thirty-six equal monthly installments beginning April 13, 2020, through maturity on March 13, 2023. The interest rate on this loan was 3.49%. As of March 31, 2023, Facility #4 was paid in full and there was no outstanding balance.
The Company secures its obligations under the Amended and Restated Agreement with substantially all assets of the Company. Obligations of the Company to certain other shareholders of the Company are subordinated to the Company’s obligations under the Amended and Restated Agreement and Fixed Line loans. The Company must maintain, on a combined basis certain financial covenants defined in the Amended and Restated Agreement.
Interest expense on the Revolving and Fixed Lines totaled $12,000 and $10,000 during the three months ended March 31, 2023, and 2022, respectively.

12. Notes Payable
Notes payable consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Related parties:
Shareholders - Interest accrues annually at rates ranging from 3.25% - 7.50%. The notes payable mature on various dates through October 2025.	$9,601	$11,515
Owners of Acquired Entities - Interest accrues annually at rates ranging from 3.25% - 7.00% annually. The notes payable mature on various dates through October 2024.	7,292	8,134
Convertible Notes Payable - Interest accrues annually at rates ranging from 4.75% - 7.00% annually. The convertible notes payable mature on various dates through May 2027.	6,675	6,675
Unrelated third parties:
Note payable for purchase of software and vehicles	47	55
Note payable for purchase of intangible asset	50	50
Fixed line notes payable - see note 11	588	773
Discounts on notes payable issued as consideration in acquisitions:
Shareholders	(152)	(177)
Owners of acquired entities	(465)	(581)
Total	23,636	26,444
Less: current portion	(9,243)	(10,168)
Noncurrent portion	$14,393	$16,276
The Company’s President, Chairman and Chief Executive Officer guarantees certain of the notes payable, and certain of the notes payable are subordinate to the terms of the Credit Agreement disclosed in Note 11.
Interest expense attributable to the notes payable totaled $0.4 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.
Future principal payments on notes payable for remainder of 2023 and succeeding years are as follows (in thousands):

2023	$7,923
2024	8,113
2025	4,880
2026	2,225
2027	1,112
Thereafter	–
Total	$24,253
Convertible Notes Payable
In July 2022, the Company issued a $4.0 million 4.75% unsubordinated convertible note with a maturity date in July 2027 as partial consideration for the acquisition of PDC (Note 4). The convertible note is convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $14.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note is payable in quarterly payments of principal, interest or both beginning in October 2022 and ending in April 2027. At any time, upon ten business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of March 31, 2023, there has been no election by the holders to convert any portions of the convertible note to common stock.
In August 2022, the Company issued a $1.1 million 5.50% unsubordinated convertible note with a maturity date in May 2027 as partial consideration for the acquisition of Anchor (Note 4). The convertible note is convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $18.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note has quarterly payments of principal, interest or both beginning in November 2022 and ending in May 2027. At any time, upon ten business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of March 31, 2023, there has been no election by the holders to convert any portions of the convertible note to common stock.
In December 2022, the Company issued a $1.6 million 7.00% unsubordinated convertible note with a maturity date in September 2027 as partial consideration for the acquisition of H2H (Note 4). The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $18.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note has quarterly payments of principal, interest or both beginning in December 2024 and ending in September 2027. At any time, upon ten business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of March 31, 2023, there has been no election by the holders to convert any portions of the convertible note to common stock.
13. Pension and Post-retirement Benefit Obligations
The Company sponsors various non-qualified defined benefit pension plans in the U.S. (the "Plan"). Individual benefits under the Plan generally are based on the employee’s years of creditable service and compliance with non-competes. The plan is unfunded and there are no plan assets.
The following table details the components of net periodic benefit costs for the Company's pension plan for the three months ended March 31, 2023 and 2022:

(Amounts in thousands)	March 31, 2023	March 31, 2022
Components of net periodic benefit cost:
Service costs	$11	$–
Interest costs	68	–
Amortization of net (gain)	(11)	–
Net periodic benefit cost	$68	$–
There are no required minimum contributions for the pension plans.
14. Related Party Transactions
The Company leases commercial office space from BCG Chantilly, LLC (BCC), an entity in which Mr. Bowman, Mr. Bruen and Mr. Hickey collectively own a 63.6% interest. As of March 31, 2023 and December 31, 2022 there were no amounts due to or receivables due from BCC. Rent expense for each of the three months ended March 31, 2023 and 2022 was $21,000.
Bowman Lansdowne Development, LLC (BLD) is an entity in which Mr. Bowman has an ownership interest. On each of March 31, 2023 and December 31, 2022, the Company’s notes receivable included $0.5 million from BLD, with a maturity date of January 31, 2024.

Lansdowne Development Group, LLC (LDG) is an entity in which BLD has a minority ownership interest. On each of March 31, 2023 and December 31, 2022, our accounts receivable included $0.1 million, due from LDG. On March 31, 2023 and December 31, 2022, notes receivable included $0.4 million and $0.4 million, respectively from LDG, with a maturity date of January 31, 2024.
Bowman Realty Investments 2010, LLC (BR10) is an entity in which Mr. Bowman has an ownership interest. On each of March 31, 2023 and December 31, 2022, the Company’s notes receivable included $0.2 million, from BR10, with a maturity date of January 31, 2024.
Alwington Farm Developers, LLC (AFD) is an entity in which BR10 has a minority ownership interest. On each of March 31, 2023 and December 31, 2022, notes receivable included $1.2 million, from AFD, with a maturity date of December 31, 2024.
MREC Shenandoah VA, LLC (“MREC Shenandoah”) is an entity in which Lake Frederick Holdings, LLC (“Lake Frederick Holdings”) owns a 92% interest and Shenandoah Station Partners LLC, an entity owned in part by BLD and in part by Bowman Realty Investments 2013 LLC "Bowman Realty" (BR13), owns an 8% interest. Mr. Bowman owns a 100% interest in, and is the manager of, Lake Frederick Holdings. Mr. Bowman is the sole member of Bowman Realty 2013 (BR13). Since 2020, the Company has provided engineering services to MREC Shenandoah in exchange for cash payments. During the three months ended March 31, 2023, and 2022 the Company invoiced $0.1 million and $0.1 million, respectively, and received payments of $0.1 million and $0.1 million, respectively.
During the three months ended March 31, 2023 and 2022, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $15,000 and $17,000, respectively. These entities were billed $16,000 and $20,000, respectively.
Gregory Bowman, the son of Mr. Bowman, is a full-time employee of the Company. Gregory Bowman was paid $35,000 and $34,000 for the three months ended March 31, 2023 and 2022, respectively.
On each of March 31, 2023 and December 31, 2022, the Company was due $0.2 million, from shareholders under the terms of stock subscription notes receivable.
On March 31, 2023 and December 31, 2022, the Company owed $0.1 million and $0.2 million, respectively, to a retired shareholder and former director in connection with a 2015 acquisition.
On March 31, 2023 and December 31, 2022, the Company owed certain of our current and former shareholders $9.6 million and $11.5 million, respectively. The notes result from repurchases of stock from shareholders upon termination of employment and promissory notes issued in connection with acquisitions.
In August 2022, the Company agreed to reimburse Mr. Bowman at a fixed hourly rate for the business use of an aircraft owned by Sunrise Asset Management, a company owned 100% by Mr. Bowman. The Company paid $0.6 million for the three months ended March 31, 2023.
15. Employee Stock Purchase and Stock Incentive Plans
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

The following table summarizes the stock issuance activity under the ESPP for the three months ended March 31, 2023 (in thousands, except share data):

March 31, 2023
Total purchase price paid by employees for shares sold	$383

Number of shares sold	16,039
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
For the three months ended March 31, 2023, no new options were granted.
A summary of the status of stock options exercised, including the substantive options discussed in Note 3, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	10,030	$5.99
Granted	–	–
Exercised	(1,121)	5.95
Expired or cancelled	–	–
Outstanding at March 31, 2023	8,909	$6.00
The following summarizes information about options outstanding and exercisable at January 1, 2023 and March 31, 2023:

	Options Outstanding and Exercisable
	Exercise Price	Total Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Total Exercisable
December 31, 2022	$6.28	10,030	5.0	$5.99	10,030
March 31, 2023	$6.28	8,909	5.0	$6.00	8,909
The intrinsic value of these options on March 31, 2023 and December 31, 2022 was $22.43 and $15.57, respectively.
The Company received cash payments of $6,739 from the exercise of options under the Stock Option Plan in the three months ended March 31, 2023.

The Company did not record any compensation costs related to stock options during the three months ended March 31, 2023.
As of March 31, 2023, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.
Restricted Stock
Effective May 11, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The Plan is administered by the Board through which they can issue restricted stock awards. As of March 31, 2023, 4,128,557 shares of common stock are authorized and reserved for issuance under the Plan. This reserve automatically increases on each January 1, for the duration of the Plan, in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year. The Plan supersedes and replaces any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.
During the three months ended March 31, 2023, the Board granted 59,437 shares of restricted stock under the Plan. The shares have a vesting period of up to five years during which there are certain restrictions as described in the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the shares on such date, or if there are no sales on such date, on the next preceding day on which there were sales.
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
During the three months ended March 31, 2023 no new restricted stock awards were granted under the Stock Bonus Plan.
The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2023	1,837,309	14.33
Granted	59,437	24.83
Vested	(127,190)	13.19
Cancelled	(5,680)	18.73
Outstanding at March 31, 2023	1,763,876	14.77
On November 10, 2021 the Company’s Board adopted the 2021 Executive Officers Long Term Incentive Plan (the “Officers LTIP”). The Officers LTIP is established under the Plan and is subject to the terms and conditions thereof. The purpose of this plan is to attract, retain and motivate key officers and employees through the grant of equity-based awards that reward Company performance over a period greater than one year and align their interests with long-term stockholder value.
During the three months ended March 31, 2023, the compensation committee approved the grants of 245,710 performance-based stock units to certain executive officers of the Company under the Officers LTIP. The performance based restricted stock units are subject to a market condition, with a vesting period of 2.91 years. The number of units earned is based on total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the components of a custom peer group during the performance period from February 10, 2023 to December 31, 2025. The performance stock units are valued using a Monte Carlo simulation with model inputs of opening average share value, valuation date stock price, expected volatilities, correlation coefficient, risk-free interest rate, and expected dividend yield for the Company and the custom peer group.

The following table summarizes the activity of performance stock units subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2023	447,429	12.95
Granted	245,710	22.94
Vested	–	–
Cancelled	–	–
Outstanding at March 31, 2023	693,139	16.49
The Company recognizes forfeitures as they occur.
The following table represents the change in the liability to common shares subject to repurchase and the associated non-cash compensation expense for the three months ended March 31, 2023 and the year ended December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Beginning Balance	$–	$7
Non-cash compensation from ratable vesting	$–	–
Non-cash compensation from change in fair value of liability	$–	–
Other stock activity, net	$–	(7)
Reclassification upon modification	–	–
Ending balance	$–	$–
As of March 31, 2023, the Company had 2,457,015 shares underlying unvested stock awards that vest between October 1, 2022 and December 31, 2027.
The future expense of the unvested awards for the remainder of 2023 and succeeding years is as follows (in thousands):

2023	$11,437
2024	9,339
2025	4,286
2026	356
Thereafter	17
Total	$25,435
16. Leases
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
The Company recognizes a right-of-use asset and lease liability for its operating leases at the commencement date equal to the present value of the contractual minimum lease payments over the lease term. The present value is calculated using the rate implicit in the lease, if known, or the Company's incremental borrowing rate. The discount rate used for operating leases is primarily determined based on an analysis of the Company's borrowing rate, while the discount rate used for finance leases is primarily determined by the rate specified in the lease.

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
The following tables present our balance sheet information related to leases:

		As of	As of
(Amounts in thousands)	Balance Sheet Classification	March 31, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease, right-of-use assets	$31,132	$30,264
Finance lease assets	Property and equipment, net	$19,874	$18,580
Total lease assets		$51,006	$48,844
Liabilities:
Current:
Operating lease liabilities	Operating lease obligation, current portion	$(6,967)	$(6,949)
Finance lease liabilities	Finance lease obligation, current portion	$(5,804)	$(5,297)
Total current lease liabilities		$(12,771)	$(12,246)
Non-current:
Operating lease liabilities	Operating lease obligation, less current portion	$(29,143)	$(28,087)
Finance lease liabilities	Finance lease obligation, less current portion	$(15,028)	$(14,254)
Total non-current lease liabilities		$(44,171)	$(42,341)

The following tables present selected financial information:

	Three Months Ended
(Amounts in thousands)	March 31, 2023	March 31, 2022
Operating lease cost
Amortization of right-of-use assets	$2,484	$1,656
Finance lease cost:
Amortization of right-of-use assets	1,670	1,625
Interest on lease liabilities	356	212
Total lease cost	$4,510	$3,493

	Three Months Ended
(Amounts in thousands)	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$1,847	$3,310
Financing cash flows from finance leases	1,687	1,427
Right-of-use assets obtained in exchange for new operating leases	2,921	22,082
Right-of-use assets obtained in exchange for new finance leases	2,964	2,688

	As of	As of
	March 31, 2023	December 31, 2022
Weighted average remaining lease term (in years):
Operating leases	5.47	5.62
Finance leases	3.16	3.28
Weighted average discount rates:
Operating leases	7.0%	7.1%
Finance leases	7.4%	7.4%
Future minimum commitments under leases for the succeeding years are as follows (in thousands):

(Amounts in thousands)
Year ending December 31,	Operating Lease	Finance Lease
2023 (nine months remaining)	$6,825	$5,438
2024	8,613	6,570
2025	7,671	6,312
2026	6,026	2,878
2027	5,137	98
Thereafter	9,639	–
Total lease payments	$43,911	$21,296
Less: Amounts representing interest	$(7,801)	$(2,751)
Total lease liabilities	$36,110	$18,545
The above table is exclusive of the $2.3 million bargain purchase price associated with the $20.8 million total liability to finance leases as presented on the consolidated balance sheet.
17. Subsequent Events
On April 4, 2023, the Company completed the acquisition of all the common stock of Richter & Associates, Inc. pursuant to the Agreement and Plan of Merger, dated April 3, 2023 (the "Agreement"), among the Company, Richter & Associates, Inc. and certain key members. The aggregate consideration was approximately $5.4 million which consisted of cash, common stock and a promissory note, subject to adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to several factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes, and other uncertainties, as well as those factors discussed in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report on Form 10-K”) filed with the US Securities and Exchange Commission and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Cautionary Statement about Forward-Looking Statements,” all of which are difficult to predict. Considering these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements, except to the extent required by applicable laws or rules. Unless the context otherwise requires, references to “Bowman,” the “company,” the “Company,” “we,” “us,” and “our” refer to Bowman Consulting Group Ltd., its wholly owned subsidiaries and combined entities under common control, or either or all of them as the context may require.
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
Gross contract revenue for the three months ended March 31, 2023 and 2022 was $76.1 million and $52.5 million, respectively, representing year over year growth of 45.0%. Gross contract revenue derived from our workforce represented 88.8% and 90.9% of gross contract revenue for the three months ended March 31, 2023 and 2022, respectively (see Net service billing – non-GAAP below). Our net income for the three months ended March 31, 2023 and 2022 was $0.5 million and $1.5 million, respectively. Our Adjusted EBITDA for the three months ended March 31, 2023 and 2022 was $9.7 million on net income of $0.5 million and $7.4 million on net income of $1.5 million, respectively. (see Adjusted EBITDA – non-GAAP below)
Subsequent Events
On April 4, 2023, the Company completed the acquisition of all the common stock of Richter & Associates, Inc. pursuant to the Agreement and Plan of Merger, dated April 3, 2023 (the "Agreement"), among the Company, Richter & Associates, Inc. and certain key members. The aggregate consideration was approximately $5.4 million which consisted of cash, common stock and a promissory note, subject to adjustment. The acquisition of Richter & Associates, Inc. demonstrates our commitment to increasing the contribution of power and utility assignments to our revenue mix.
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
We generally do not generate profit from the pass-through of sub-consultants and reimbursable expenses. As such, contract profitability is most heavily impacted by the mix of labor utilized to complete the tasks and the efficiency of those resources in completing the tasks. Our largest direct contract cost is consistently our labor. To grow our revenue and maximize overall profitability we carefully monitor and manage our cost of labor and the utilization thereof. Maintaining an optimal level of utilization on a balanced pool of growing labor resources represents our greatest prospect for delivering increasing profitability.
We enter into contracts that contain two types of pricing characteristics:
Hourly contracts, also referred to as time and materials, are common for professional and technical consulting assignments both short-term and multi-year in duration. Under these types of contracts, there is no predetermined maximum fee and we generally experience no risk associated with cost overruns. For hourly contracts, we negotiate billing rates and charge our customers based upon the actual hours expended toward a deliverable. These contracts may have not-to-exceed parameters requiring us to receive additional authorizations from our customer to continue working, but we likewise do not have to continue working without assurances of payment for such additional work. Hourly assignments represented approximately $7.9 million and $2.9 million or 10% and 5% of our gross contract revenue for the three months ended March 31, 2023 and 2022, respectively.
Lump sum contracts, also referred to as fixed fee, typically require the performance of some, or all, of the obligations under the contract for a specified amount, subject to price adjustments only if the scope of the project changes or unforeseen requirements arise. Our fixed fee contracts generally include a specific scope of work and defined deliverables. Lump sum contracts can involve both hourly and fixed fee tasks. Most of our assignments are lump sum in nature representing approximately $68.2 million and $49.6 million or 90% and 95% of our gross contract revenue for the three months ended March 31, 2023 and 2022, respectively. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that is performed at risk with no documented customer commitment.
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
Non-cash stock compensation represents the expenses incurred with respect to shares and options issued by the Company, both vested and unvested, to employees as long-term incentives. Non-cash stock compensation cost will be the grant date fair value of the awards, or the Black-Sholes-Merton value of stock options on the grant date, recognized ratably over the vesting periods of each award. Future non-cash stock compensation expense for unvested shares is the cumulative total of the unvested portion of all issued and outstanding awards and their individual grant date fair values. Stock awards will continue to be an important part of our long-term retention and rewards philosophy.
Depreciation and amortization represent the depreciation and amortization expense of our property and general IT equipment, capital lease assets, tenant improvements and intangible assets.
(Gain) loss on sale represents gains or losses inclusive of foreign exchange and accumulated depreciation recapture resulting from the disposal of an asset upon the sale or retirement of such asset.
Other (Income) Expense
Other (income) expense consists of other non-operating and non-core expenses, including transaction related costs associated with acquisitions.
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
Other Financial Data, Non-GAAP Measurements and Key Performance Indicators
Backlog
We measure the value of our undelivered gross revenue in real time to calculate our backlog and predict future revenue. Backlog includes awarded, contracted, and otherwise secured commitments along with revenue we expect to realize over time for predictable long-term and reoccurring assignments. We report backlog quarterly as of the end of the last day of the reporting period. We use backlog to predict revenue growth and anticipate appropriate future staffing needs. Backlog definitions and methods of calculation vary within our industry. As such, backlog is not a reliable metric on which to evaluate us relative to our peers. Backlog neither derives from, nor reconciles to, any GAAP results.

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
Adjusted EBITDA
We view Adjusted EBITDA, which is a non-GAAP financial measure, as an important indicator of normalized performance. We define Adjusted EBITDA as net income before interest expense, income taxes and depreciation and amortization, plus discontinued expenses, non-core legal settlements and other costs not in the ordinary course of business, non-cash stock-based compensation, and other acquisition related adjustments. Our peers may define Adjusted EBITDA differently.
Adjusted EBITDA Margin, net
Adjusted EBITDA Margin, net, which is a non-GAAP financial measure, represents Adjusted EBITDA, as defined above, as a percentage of net service billings, as defined above.
Results of Operations
Combined results of operations
The following represents our condensed consolidated results of operations for periods indicated (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Gross contract revenue	$76,100	$52,461
Contract costs (exclusive of depreciation and amortization)	37,373	25,419
Operating expense	37,190	25,204
Income from operations	1,537	1,838
Other (income) expense	1,213	498
Income tax expense (benefit)	(213)	(117)
Net income	$537	$1,457
Net margin	0.7%	2.8%
Other financial information [1]
Net service billing	$67,562	$47,701
Adjusted EBITDA	9,673	7,404
Adjusted EBITA margin, net	14.3%	15.5%
1Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below in results of operations.
Three months ended March 31, 2023 as compared to the three months ended March 31, 2022
Gross Contract Revenue
Gross contract revenue for the three months ended March 31, 2023, increased $23.6 million or 45.1% to $76.1 million as compared to $52.5 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, gross contract revenue attributable to work performed by our workforce increased $19.9 million, or 41.7% to

$67.6 million or 88.8% of gross contract revenue as compared to $47.7 million or 90.9% of gross contract revenue for the three months ended March 31, 2022 (see Net service billing – non-GAAP). Of the $23.6 million increase in gross contract revenue during the three months ended March 31, 2023, acquisitions represented $17.0 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic. For each measurement and comparison period, historical balances of acquired and organic revenue bases are adjusted to reflect revenue accordingly.
Changes in gross contract revenue disaggregated between our core and emerging end markets were as follows (in thousands other than percentages):

	For the Three Months Ended March 31,
Consolidated Gross Contract Revenue	2023	%GCR	2022	%GCR	Change	% Change
Building Infrastructure	$44,337	58.3%	$38,762	73.9%	$5,575	14.4%
Transportation	16,019	21.0%	3,970	7.6%	12,049	303.5%
Power & Utilities	13,324	17.5%	8,749	14.5%	4,575	52.3%
Other Emerging Markets [1]	2,420	3.2%	980	4.0%	1,440	146.9%
Total:	$76,100	100.0%	$52,461	100.0%	$23,639	45.1%

Organic	$58,791	77.3%	$52,195	99.5%	$6,596	12.6%
Acquired [2]	17,309	22.7%	266	0.5%	17,043	n/a
Total:	$76,100	100.0%	$52,461	100.0%	$23,639	45.1%
1represents mining, water resources and other
2after four quarters post-closing, acquired revenue is reclassified as organic; this results in a change from previously reported numbers
For the three months ended March 31, 2023, gross contract revenue from our building infrastructure market increased $5.6 million or 14.4% as compared to the three months ended March 31, 2022. Building Infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue is the result of organic growth and acquisitions. Within the building infrastructure market, 41.7% of gross contract revenue was derived from residential activities, 46.0% from commercial activities including in-building services, and 12.3% from municipal activities. Within residential, 38.0% of gross contract revenue was derived from for-sale homebuilding activity, 50.2% from residential multi-family and 11.8% from mixed use projects. While the homebuilding market shows signs of weakness, for-sale residential services represented just 9.2% of our total gross contract revenue for three months ended March 31, 2023. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market and expect it to represent most of our gross revenue for the remainder of 2023. We continue to experience strength in markets including data centers, quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.
For the three months ended March 31, 2023, revenue from transportation increased $12.0 million or 303.5% as compared to the three months ended March 31, 2022. The increase was principally attributable to the acquisition of McMahon Associates, Inc. Recent contract awards in transportation, such as Cook County DOT, Illinois DOT, and Illinois Tollway Authority along with clients such as TXDOT, MassDOT and PennDOT added through various acquisitions are beginning to generate meaningful new transportation revenue. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of renewable energy with traditional transmission infrastructure and the continued growth we are projecting in energy transitions, we are now consolidating renewable energy into the power and utilities category of our revenue mix and have adjusted historical balances accordingly. We will continue to disclose the impact of renewables as a part of the power and utilities market. Adjusted for the change, for the three months ended March 31, 2023, revenue from power and utilities increased $4.6 million or 52.3% as compared to the three months ended March 31, 2022. Renewable energy and energy transition represented approximately $2.8 million and $1.1 million of the adjusted power and utilities revenue for the three months ended March 31, 2023 and 2022, respectively. The additional increase in gross contract revenue from the power and utilities market is principally attributable to increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, along with additional increases derived from gas pipeline and electric transmission projects nationally. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. As evidenced by recent increases in program commitments within the gas pipeline market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our other emerging markets consist of mining, water resources, and other natural resources services. Adjusted for the change, for the three months ended March 31, 2023, revenue from emerging markets increased $1.4 million or 146.9% as compared to the three months ended March 31, 2022. Gross contract revenue in our emerging markets was 67.8% from mining activities where we have specialized in copper mining and 32.2% from water resources activities. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in renewable energy and energy transition.
For the three months ended March 31, 2023 and 2022, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 24.2% and 10.1% of our gross contract revenue, respectively. This increase is principally attributable to our acquisition program. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $12.0 million or 47.2% to $37.4 million for the three months ended March 31, 2023, as compared to $25.4 million for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, total contract costs represented 49.1% and 48.5% of total contract revenue, respectively. For the three months ended March 31, 2023 and 2022 total contract costs represented 55.3% and 53.3% of revenue attributable to our workforce, respectively (see Net Service Revenue).
Direct payroll costs increased $8.1 million or 39.1% to $28.8 million for the three months ended March 31, 2023, as compared to $20.7 million for the three months ended March 31, 2022. Direct payroll accounted for 77.2% of total contract costs for the three months ended March 31, 2023, a decrease of 4.1 percentage points as compared to 81.3% for the three months ended March 31, 2022.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $6.5 million or 42.5% to $21.8 million for the three months ended March 31, 2023 as compared to $15.3 million for the three months ended March 31, 2022. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the three months ended March 31, 2023 and 2022, direct labor costs represented 28.7% and 29.2% of gross contract revenue, respectively and represented 32.3% and 32.1% of the revenue attributable to our workforce, respectively.
Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $1.8 million or 34.6% to $7.0 million as compared to $5.2 million. This increase includes a $0.6 million increase in employee payroll taxes and a $0.6 million increase in health benefits primarily due to the increase in overall labor. This increase also includes $0.3 million in increased non-cash compensation expense as several new stock awards were granted to management as well as employees in connection with acquisitions.
Sub-consultants and other direct expenses increased $3.7 million or 77.1% to $8.5 million for the three months ended March 31, 2023 as compared to $4.8 million for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, sub-consultant and other direct expenses represented 11.2% and 9.1% of gross contract revenue, respectively. This increase is not indicative of an anticipated long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.

Operating Expense
Total operating expense increased $12.0 million or 47.6% to $37.2 million for the three months ended March 31, 2023 as compared to $25.2 million for the three months ended March 31, 2022.
Selling, general and administrative expenses increased $10.8 million or 47.4% to $33.6 million for the three months ended March 31, 2023, as compared to $22.8 million for the three months ended March 31, 2022. Indirect labor increased $5.9 million or 65.6% to $14.9 million as compared to $9.0 million primarily due to an increase in staffing to accommodate growth. General overhead increased $2.9 million or 34.1% to $11.4 million as compared to $8.5 million due to increased costs associated with operating as a public company and the overall growth of the company. Non-cash stock compensation increased $0.9 million or 37.5% to $3.3 million as compared to $2.4 million as several new stock awards were granted to Company leadership as well as employees in connection with acquisitions.
Depreciation and amortization increased $1.2 million or 50.0% to $3.6 million for the three months ended March 31, 2023 as compared to $2.4 million for the three months ended March 31, 2022. This increase is primarily due to an increase in leased assets and intangible assets. We continue to increase the use of our finance lease facility as we continue to grow. Intangible assets have increased due to multiple acquisitions throughout 2022. Gains on the sale of certain IT equipment and automobiles remained unchanged for the three months ended March 31, 2023 at less than $0.1 million of gain on the disposal of such assets.
Other (Income) Expense
Other expense increased by $0.7 million to $1.2 million of expense for the three months ended March 31, 2023 as compared to $0.5 million for the three months ended March 31, 2022. This increase is primarily attributable to an increase in interest expense of $0.6 million due to an increase in finance leases.
Income Tax (Benefit) Expense
Income tax benefit for the three months ended March 31, 2023, increased from a $0.1 million benefit to a $0.2 million benefit, as compared to $0.1 million benefit for the three months ended March 31, 2022, see note 2, Income Taxes. Our effective tax rate for the three months ended March 31, 2023, is (65.9%) as compared to (8.8%) for the three months ended March 31, 2022.
Income (Loss) Before Tax and Net Income
Income before tax decreased by $1.0 million for the three months ended March 31, 2023, to $0.3 million of income compared to $1.3 million for the three months ended March 31, 2022. Net income decreased by $1.0 million to $0.5 million for the three months ended March 31, 2023, as compared to $1.5 million for the three months ended March 31, 2022.
Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $19.9 million or 41.7% to $67.6 million for the three months ended March 31, 2023, as compared to $47.7 million for the three months ended March 31, 2022. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Gross contract revenue	$76,100	$52,461
Less: sub-consultants and other direct expenses	8,538	4,760
Net services billing	$67,562	$47,701
Net service billing as a percentage of gross contract revenue decreased 2.1% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

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
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $2.3 million or 30.6% to $9.7 million for the three months ended March 31, 2023 as compared to $7.4 million for the three months ended March 31, 2022. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net Service Revenue	$67,562	$47,701	$19,861	41.6%

Net Income	$537	$1,457	$(920)	(63.1)%
+ interest expense	896	334	562	168.3%
+ depreciation & amortization	3,565	2,389	1,176	49.2%
+ tax expense	(213)	(117)	(96)	82.1%
EBITDA	$4,785	$4,063	$722	17.8%
+ non-cash stock compensation	4,434	3,236	1,198	37.0%
+ acquisition expenses	454	105	349	332.4%
Adjusted EBITDA	$9,673	$7,404	$2,269	30.6%
Adjusted EBITDA margin, net	14.3%	15.5%
For the three months ended March 31, 2023 and 2022, Adjusted EBITDA includes add backs of $4.4 million and $3.2 million, respectively, relating to non-cash stock compensation expenses resulting from the vesting of restricted stock awards. For the three months ended March 31, 2023 and 2022, Adjusted EBITDA also includes $0.5 million and $0.1 million, respectively, relating to non-recurring acquisition expenses.
Pursuant to the accounting for business combinations, we have up to one year from the date of closing to finalize the purchase accounting for an acquisition. From time to time, adjustments are made which impact the treatment of assets, liabilities and expenses associated with acquisitions. Non-recurring costs specifically allocatable to an acquisition are treated as add-backs to adjusted EBITDA in the period recognized.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the three months ended March 31, 2023 and 2022, Adjusted EBITDA Margin, net was 14.3% and 15.5% respectively.

Backlog (other key performance metrics)
Backlog (other key performance metrics)
Our backlog increased $8.6 million or 3.5% to $252.0 million during the three months ended March 31, 2023, as compared to $243.4 million at December 31, 2022. At March 31, 2023 and December 31, 2022 our backlog was comprised as follows:

	March 31, 2023	December 31, 2022
Building Infrastructure	51%	51%
Transportation	32%	31%
Power & Utilities	13%	13%
Other Emerging Markets	4%	5%

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our revolving credit facility, lease financing, proceeds from stock sales and other structured debt securities. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, acquisitions, and acquisition related payments. On March 31, 2023, we maintained a $50.0 million revolving credit facility with Bank of America, our primary lender. Under the terms of our credit facility, available cash in our primary operating account sweeps against the outstanding balance every evening. Our cash on hand therefore generally consists of petty cash and other non-operating funds not included in the nightly sweep. Our cash on hand increased by $1.0 million at March 31, 2023 as compared to December 31, 2022.
We regularly monitor our capital requirements and believe our sources of liquidity, including cash flow from operations, existing cash, and borrowing availability under our credit and lease facilities will be sufficient to fund our projected cash requirements and strategic initiatives for the next year. To the extent we experience any potential liquidity or capital shortfalls relating to growth and acquisition, we currently expect to rely on debt financing to meet those shortfalls. We use our equity as a component of consideration in acquisitions. In addition, depending on market conditions, we may opportunistically access the public debts and equity markets.
We are actively pursuing acquisitions as part of our strategic growth initiative. At any given time, we are assessing multiple opportunities at varying stages of due diligence. These acquisition opportunities range in size, timing of closing, valuation, and composition of consideration. In connection with acquisitions, we use a combination of cash, bank financing, seller financing, and equity to satisfy the purchase price. Currently, we have several acquisitions under consideration. There can be no assurance that any opportunity in the process of being reviewed will close but we expect over time to utilize a meaningful portion of our current liquidity and capital resources for acquisitions.
Additionally, on November 10, 2022, our board of directors authorized a program to repurchase up to $10.0 million of our common stock. The common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. To date, we have not repurchased any shares under this authorization.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended March 31,
Consolidated Statement of Cash Flows (amounts in thousands)	2023	2022
Net cash provided by operating activities	$6,278	$2,414
Net cash used in investing activities	(398)	(370)
Net cash (used) provided by financing activities	(4,834)	12,275
Change in cash, cash equivalents and restricted cash	1,046	14,319
Cash and cash equivalents, end of period	14,328	34,938
Operating Activities
During the three months ended March 31, 2023, net cash provided by operating activities was $6.3 million, which primarily consisted of our $0.5 million net profit, adjusted for stock-based compensation expense of $4.4 million, depreciation and amortization expense of $3.6 million, and deferred taxes of ($3.7) million, offset by a net cash inflow of $1.1 million from changes in operating assets and liabilities. Cash provided by operating activities before changes in operating assets and liabilities was $4.6 million. We believe this is significant given our high rate of growth. The net outflow from changes in operating assets and liabilities was primarily due to a $2.9 million increase in accounts receivable resulting from increased billing to our clients, and a $0.5 million increase in prepaid expenses and other assets, and $3.1 million increase in contract assets and liabilities partially offset by a $7.7 million decrease in accounts payable and accrued expenses.
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
Investing Activities
There was no material change in net cash used in investing activities for the three months ended March 31, 2023 and 2022.
Financing Activities
Net cash (used) provided by financing activities during the three months ended March 31, 2023 was ($4.8) million compared to $12.3 million for the three months ended March 31, 2022, a decrease of $17.1 million. The decrease in net cash used by financing is primarily attributable to payments of notes payable of $2.7 million and finance lease payments of $1.7 million during the three months ended March 31, 2022, compared to the $15.5 million from our common stock offering net of underwriting discounts commissions and other offering costs during the three months ended March 31, 2022.
Credit Facilities and Other Financing
As of March 31, 2023, we maintained a $50.0 million revolving credit facility (the “Revolving Line”) and two non-revolving credit facilities (“Fixed Line 1” and “Fixed Line 2”) pursuant to credit agreement (collectively with the Revolving Line, the “Credit Agreement”) with Bank of America, our primary lender. Under the terms of the Revolving Line, available cash in our primary operating account sweeps against the outstanding balance every evening. As of March 31, 2023, we did not have a balance on this Revolving Line.

The Credit Agreement is secured by all the assets of the Company and the subsidiary guarantors and has a maturity date of September 30, 2024. Under the Credit Agreement, we are required to comply with certain covenants, including covenants on indebtedness, investments, liens and restricted payments, as well as to maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Credit Agreement). At March 31, 2023, we were in compliance with all covenants.
We utilize master lease facilities with Honour Capital LLC (“Honour”) and Enterprise Leasing (“Enterprise”). The Honour Capital lease facility finances our acquisition of IT infrastructure, geospatial and survey equipment, furniture and other long-lived assets. The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. At March 31, 2023, we maintained a fleet of approximately 400 vehicles. All of our leasing facilities allow for both operating and finance leasing. We allocate finance lease payments between amortization and interest. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $0.6 million per month. We utilize a third-party valuation specialist to formulate the incremental borrowing rates for the Company, to calculate the present value on new leases. On October 31, 2022, pursuant to a Bill of Sale among Huntington Technology Finance (“Huntington”), as Seller/Lessor, the Company, as Lessee, and Honour, as Buyer, approximately $9.5 million of equipment leased by the Company and financed by Huntington was purchased by Honour.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies relating to the use of estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on From 10-K filed with the SEC dated March 15, 2023.
Cautionary Statement about Forward-Looking Statements
Our disclosure and analysis in this Quarterly Report on Form 10-Q, contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/ or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “could” or the negative of such terms or similar expressions. The absence of these words does not mean that a statement is not forward-looking. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our recent and future acquisitions; our expectations regarding the impact of any completed or planned acquisition; our intentions regarding our growth strategies and investment of resources, including the markets in which we intend to focus our growth initiatives; our expectations regarding trends and opportunities for future growth and expansion, including our projections of growth in energy transitions; our expectations regarding the use of our current liquidity and capital resources for acquisitions; and our belief that our sources of liquidity will be sufficient to fund our projected cash requirements and strategic initiatives for the next year. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in the Risk Factors section of our Annual Report on Form 10-K and throughout this Quarterly Report on Form 10-Q.

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
•changes in general domestic and international economic conditions such as inflation rates, interest rates, tax rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations;
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
•significant influence by our principal stockholder and the existence of certain anti-takeover measures in our governing documents; and
•the factors identified in our Annual Report on Form 10-K, including those discussed under the heading “Risk Factors”, and in our other filings with the SEC.
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
None
Issuer Purchase of Equity Securities
The following table summarizes the purchase of our common stock made by us during the three months ended March 31, 2023 (in thousands, except average price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
01/1/23 - 01/31/23	32,500	20.50	-	10,000,000
02/1/23 - 02/28/23	-	-	-	10,000,000
03/1/23 - 03/31/23	-	-	-	10,000,000
Total	32,500	20.50	-	10,000,000
(1) This column reflects shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2) On November 10, 2022, our board of directors authorized a program to repurchase up to $10.0 million of our common stock. The common stock may be repurchased from time to time depending upon market conditions and may be purchased in the open market and through one or more trading plans designed to comply with Rule 10b5-1 under the Exchange Act. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. As of March 31, 2023, we have not repurchased any shares under this authorization.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.
None

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1 [1]	Bowman Consulting Group Ltd 2021 Executive Officers Short Term Incentive Plan (as amended).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101:	XBRL.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________
1 Incorporated be reference to an exhibit to the Current Report on Form 8-K filed by the Company on February 15, 2023.
*Filed herewith.
*+    This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWMAN CONSULTING GROUP LTD.

Date: May 9, 2023	By:	/s/ Gary Bowman
Gary Bowman
President, CEO and Chairman (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Bruce Labovitz
Bruce Labovitz
Chief Financial Officer (Principal Financial Officer)