Form 10-Q
period 2023-06-30
Bowman Consulting Group Ltd.
filed 2023-08-08
CIK 1847590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of August 8, 2023, the registrant had 14,602,711 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$9,746	$13,282
Accounts receivable, net	81,874	64,443
Contract assets	26,050	16,321
Notes receivable - officers, employees, affiliates, current portion	938	1,016
Prepaid and other current assets	11,723	7,068
Total current assets	130,331	102,130
Non-Current Assets
Property and equipment, net	26,874	25,104
Operating lease, right-of-use assets	39,476	30,264
Goodwill	77,106	53,210
Notes receivable	903	903
Notes receivable - officers, employees, affiliates, less current portion	1,387	1,417
Other intangible assets, net	39,763	27,950
Deferred tax asset, net	21,098	13,759
Other assets	1,082	1,020
Total Assets	$338,020	$255,757
LIABILITIES AND EQUITY
Current Liabilities
Revolving Credit Facility	$21,189	$–
Accounts payable and accrued liabilities	32,878	40,293
Contract liabilities	10,046	6,370
Notes payable, current portion	12,438	10,168
Operating lease obligation, current portion	8,153	6,949
Finance lease obligation, current portion	6,001	5,297
Total current liabilities	90,705	69,077
Non-Current Liabilities
Other non-current obligations	28,827	356
Notes payable, less current portion	16,734	16,276
Operating lease obligation, less current portion	36,610	28,087
Finance lease obligation, less current portion	14,619	14,254
Pension and post-retirement obligation, less current portion	4,881	4,848
Total liabilities	$192,376	$132,898
Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	$–	$–
Common stock, $0.01 par value; 30,000,000 shares authorized; 17,130,179 shares issued and 14,600,293 outstanding, and 15,949,805 shares issued and 13,556,550 outstanding, respectively	171	159
Additional paid-in-capital	189,351	162,922
Accumulated other comprehensive income	557	578
Treasury stock, at cost; 2,529,886 and 2,393,255, respectively	(24,417)	(20,831)
Stock subscription notes receivable	(125)	(173)
Accumulated deficit	(19,893)	(19,796)
Total shareholders' equity	$145,644	$122,859
TOTAL LIABILITIES AND EQUITY	$338,020	$255,757
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Gross Contract Revenue	$82,755	$62,399	$158,855	$114,860
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	32,075	25,071	60,919	45,746
Sub-consultants and expenses	8,963	5,983	17,501	10,743
Total contract costs	41,038	31,054	78,420	56,489
Operating Expenses:
Selling, general and administrative	38,340	28,065	71,965	50,868
Depreciation and amortization	4,719	2,823	8,285	5,213
(Gain) on sale	(226)	(27)	(237)	(32)
Total operating expenses	42,833	30,861	80,013	56,049
Income (loss) from operations	(1,116)	484	422	2,322
Other expense	1,143	994	2,358	1,491
Income (loss) before tax expense	(2,259)	(510)	(1,936)	831
Income tax (benefit) expense	(1,625)	(190)	(1,839)	(306)
Net income (loss)	$(634)	$(320)	$(97)	$1,137
Earnings allocated to non-vested shares	–	–	$–	$191
Net income (loss) attributable to common shareholders	$(634)	$(320)	$(97)	$946
Earnings (loss) per share
Basic	$(0.05)	$(0.03)	$(0.01)	$0.09
Diluted	$(0.05)	$(0.03)	$(0.01)	$0.09
Weighted average shares outstanding:
Basic	12,276,173	10,761,172	12,022,550	10,346,089
Diluted	12,276,173	10,761,172	12,022,550	10,427,602
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net Income (loss)	$(634)	$(320)	$(97)	$1,137
Other comprehensive income (loss)
Pension and post-retirement adjustments	(11)	–	(21)	–
Other comprehensive income (loss)	(11)	–	(21)	–
Income tax provision related to items of other comprehensive income (loss)	–	–	–	–
Other comprehensive income (loss), net of tax	(11)	–	(21)	–
Comprehensive income (loss), net of tax	$(645)	(320)	$(118)	1,137
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended June 30, 2023 and 2022
(Amounts in thousands except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2022	14,809,363	$148	$139,996	(2,247,354)	$(18,476)	$–	$(253)	$(23,344)	$98,071
Issuance of new common shares in common stock offering	—	—	—	–	–	–	–	–	—
Issuance of new common shares	476,796	5	7,936	–	–	–	–	–	7,941
Purchase of treasury stock	–	–	–	(91,264)	(1,381)	–	–	–	(1,381)
Issuance of new common shares under stock compensation plan	290,416	3	(3)	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	25,858	–	311	–	–	–	–	–	311
Stock based compensation	–	–	3,799	–	–	–	–	–	3,799
Collection on stock subscription notes receivable	–	–	–	–	–	–	23	–	23
Net loss	–	–	–	–	–	–	–	(320)	(320)
Balance at June 30, 2022	15,602,433	$156	$152,039	(2,338,618)	$(19,857)	$–	$(230)	$(23,664)	$108,444

Balance at March 31, 2023	16,019,601	$160	$167,440	(2,425,755)	$(21,498)	$568	$(151)	$(19,259)	$127,260
Issuance of new common shares	504,637	3	14,867	–	–	–	–	–	14,870
Purchase of treasury stock	–	–	–	(104,131)	(2,919)	–	–	–	(2,919)
Issuance of new common shares under stock compensation plan	566,882	6	(6)	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	15,058	–	379	–	–	–	–	–	379
Stock based compensation	–	–	6,337	–	–	–	–	–	6,337
Collections on stock subscription notes receivable	–	–	–	–	–	–	26	–	26
Exercises of conversion feature of convertible note	24,001	2	334	–	–	–	–	–	336
Other comprehensive loss, net of tax	–	–	–	–	–	(11)	–	–	(11)
Net loss	–	–	–	–	–	–	–	(634)	(634)
Balance at June 30, 2023	17,130,179	$171	$189,351	(2,529,886)	$(24,417)	$557	$(125)	$(19,893)	$145,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2023 and 2022
(Amounts in thousands except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2022	13,690,868	$137	$120,842	(2,201,289)	$(17,488)	$–	$(277)	$(24,801)	$78,413
Issuance of new common shares in common stock offering	1,057,500	11	15,464	–	–	–	–	–	15,475
Issuance of new common shares	486,629	5	8,110	–	–	–	–	–	8,115
Purchase of treasury stock	–	–	–	(137,329)	(2,369)	–	–	–	(2,369)
Issuance of new common shares under stock compensation plan	321,373	3	(3)	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	46,063	–	593	–	–	–	–	–	593
Stock based compensation	–	–	7,025	–	–	–	–	–	7,025
Collection on stock subscription notes receivable	–	–	–	–	–	–	47	–	47
Conversion of redeemable common stock to permanent equity	–	–	8	–	–	–	–	–	8
Net income	–	–	–	–	–	–	–	1,137	1,137
Balance at June 30, 2022	15,602,433	$156	$152,039	(2,338,618)	$(19,857)	$–	$(230)	$(23,664)	$108,444

Balance at January 1, 2023	15,949,805	$159	$162,922	(2,393,255)	$(20,831)	$578	$(173)	$(19,796)	$122,859
Issuance of new common shares	504,637	3	14,873	–	–	–	–	–	14,876
Purchase of treasury stock	–	–	–	(136,631)	(3,586)	–	–	–	(3,586)
Issuance of new common shares under stock compensation plan	620,639	6	(6)	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	31,097	1	762	–	–	–	–	–	763
Stock based compensation	–	–	10,466	–	–	–	–	–	10,466
Collections on stock subscription notes receivable	–	–	–	–	–	–	48	–	48
Exercises of conversion feature of convertible note	24,001	2	334	–	–	—	–	–	336
Other comprehensive loss, net of tax	–	–	–	–	–	(21)	–	–	(21)
Net loss	–	–	–	–	–	–	–	(97)	(97)
Balance at June 30, 2023	17,130,179	$171	$189,351	(2,529,886)	$(24,417)	$557	$(125)	$(19,893)	$145,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net Income (loss)	$(97)	$1,137
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	4,620	3,971
Amortization of intangible assets	3,665	1,241
Gain on sale of assets	(237)	(32)
Bad debt	289	365
Stock based compensation	11,169	7,274
Accretion of discounts on notes payable	264	–
Deferred taxes	(7,339)	–
Deferred rent	–	(237)
Changes in operating assets and liabilities, net of acquisition of businesses
Accounts receivable	(10,885)	(10,254)
Contract assets	(5,267)	(510)
Prepaid expenses and other assets	(4,174)	(5,124)
Accounts payable and accrued expenses	9,535	5,877
Contract liabilities	523	560
Net cash provided by operating activities	2,066	4,268
Cash Flows from Investing Activities:
Purchases of property and equipment	(632)	(368)
Fixed assets converted to lease financing	–	22
Proceeds from sale of assets and disposal of leases	237	32
Payments received under loans to shareholders	108	118
Acquisitions of businesses, net of cash acquired	(15,408)	(7,950)
Collections under stock subscription notes receivable	48	47
Net cash used in investing activities	(15,647)	(8,099)
Cash Flows from Financing Activities:
Proceeds from common stock offering, net of underwriting discounts and commissions and other offering costs	–	15,475
Borrowings under revolving credit facility	21,189	–
Repayments under fixed line of credit	(283)	(365)
Repayment under notes payable	(4,743)	(1,433)
Payments on finance leases	(3,309)	(2,921)
Payments for purchase of treasury stock	(3,586)	(2,368)
Proceeds from issuance of common stock	777	607
Net cash provided by financing activities	10,045	8,995
Net increase (decrease) in cash and cash equivalents	(3,536)	5,164
Cash and cash equivalents, beginning of period	13,282	20,619
Cash and cash equivalents, end of period	$9,746	$25,783

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,547	$713
Cash paid for income taxes	$745	383
Non-cash investing and financing activities:
Property and equipment acquired under finance lease	$(4,385)	$(4,262)
Issuance of notes payable for acquisitions	$(7,825)	$(3,697)
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
Deferred offering costs consist primarily of accounting, legal and other fees related to the common stock offering. Prior to the offering, all deferred offering costs were capitalized within prepaid and other current assets in the consolidated balance sheet. No deferred offering costs were capitalized in the consolidated balance sheet as of June 30, 2023.
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
The Company can, at times, be subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the six months ended June 30, 2023, or the year ended December 31, 2022. The Company’s customers are located throughout the United States. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.

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
As of June 30, 2023 and December 31, 2022:
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
Income Taxes
The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events recognized in the consolidated financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when the differences settle or become realized. Valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable or recoverable in the future. As of June 30, 2023, no valuation allowances are required, and all deferred tax assets are realizable.
The Company assesses uncertain tax positions to determine whether the position will more likely than not be sustained upon examination by the Internal Revenue Service or other taxing authorities. If the Company cannot reach a more-likely-than-not determination, no benefit is recorded. If the Company determines that the tax position is more likely than not to be sustained, the Company records the largest amount of benefit that is more likely than not to be realized when the tax position is settled. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Beginning January 1, 2022, the Tax Cuts and Jobs Act (TCJA) of 2017 eliminated the option to deduct research and development expenditures in the current year and now requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the TCJA, we have established a $20.6 million uncertain tax position related to capitalized and amortizable research and development ("R&D") costs as of period ended June 30, 2023.
The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company’s effective tax rate for the six months ended June 30, 2023 and 2022 was 95.0% and (37.9)%, respectively. The change in the Company’s effective tax rate is predominantly due to changes in the estimated annual effective tax rate. The most prominent factors include an increase in projected R&D credits generated for 2023, a change in the projected limitations of the deductible executive compensation, and an overall reduction in forecasted income for 2023 relative to 2022. With respect to the projected R&D credit, the Company anticipates the 2023 generated R&D credit to be $3.8 million as of June 30, 2023, as compared to the projected R&D credit to be generated for fiscal year 2022 was $2.0 million as of June 30, 2022. Similarly, the Company anticipates the annual projected limitation on the deductibility of executive compensation to be $9.8 million for 2023 as compared to $3.7 million for 2022. These factors as well as the forecasted change in book income predominantly resulted in the change in the estimated annual effective tax rate.
Furthermore, the Company also recognized net discrete benefits of $1.6 million for the six months ended June 30, 2023, as compared to net discrete benefit of $0.5 million for the six months ended June 30, 2022. The discrete benefits are predominantly the result of a windfall tax benefit for restricted stock awards and other non-recurring adjustments. More specifically, the windfall tax adjustment for restricted stock awards recognized at a value higher than the grant date fair value is $2.0 million for the six months ended June 30, 2023, and $0.5 million for the six months ended June 30, 2022. In addition, the Company recognized a one-time adjustment to the state income taxes payable, resulting in $0.2 million net discrete expense. These factors increased the rate by 82.6% and reduced the rate by 57.3% for the quarters ended June 30, 2023, and June 30, 2022, respectively.
For year ended December 31, 2022, the Company filed Form 3115, Application for Change in Accounting Method, with the Internal Revenue Service requesting to change its method of deducting stock-based compensation expense from an impermissible method to a permissible method; on July 27, 2022, the Form 3115 was approved by the Internal Revenue Service, which resulted in a reversal of a $1.9 million uncertain tax position to a deferred tax liability. In addition, the Company recorded a $0.4 million uncertain tax position during the year ended December 31, 2022, related to the annual limitation on the deductibility of executive compensation claimed on a prior period U.S. federal income tax return.
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
3. Earnings per Share
Basic earnings per share is calculated by dividing net income attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three and six months ended June 30, 2023 and 2022. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings of the Company. The dilutive effect of options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee

Stock Purchase Plan is reflected in diluted earnings per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The dilutive effect of convertible debt is reflected in diluted earnings per share by application of the if-converted method. The Company uses the two-class method to determine earnings per share.
For calculating basic earnings per share, for the three and six months ended June 30, 2023, the weighted average number of shares outstanding exclude 1,871,892 and 1,811,416 non-vested restricted shares and 8,566 and 9,125 unexercised substantive options. The computation of diluted earnings per share for the three and six months ended June 30, 2023 did not assume the effect of restricted shares or substantive options because the effects were antidilutive.
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
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income (loss)	$(634)	$(320)	$(97)	$1,137
Earnings allocated to non-vested shares	–	–	–	191
Subtotal	$(634)	$(320)	$(97)	$946
Denominator
Weighted average common shares outstanding	12,276,173	10,761,172	12,022,550	10,346,089
Effect of dilutive nominal options	–	–	–	–
Effect of dilutive contingently earned shares	–	–	–	81,513
Dilutive average shares outstanding	12,276,173	10,761,172	12,022,550	10,427,602
Basic earnings per share	$(0.05)	$(0.03)	$(0.01)	$0.09
Dilutive earnings per share	$(0.05)	$(0.03)	$(0.01)	$0.09
4. Acquisitions
Business Combinations
McMahon Associates, Inc.
In the second quarter of 2022, the Company signed a purchase agreement to acquire McMahon Associates, Inc. (“McMahon”), with an effective date of May 4, 2022. McMahon is a company that specializes in transportation planning and engineering based in Fort Washington, PA. The Company paid total consideration of $18.2 million, which was comprised of 476,796 shares of common stock, at $16.64 per share, for a total of $7.9 million, plus $10.3 million in cash, two promissory notes and assumed liabilities. The shares are subject to a six-month lock-up. The first and second promissory notes bears a simple interest rate fixed at 3.50%. The first promissory note has equal quarterly payments beginning on August 4, 2022 and ending May 4, 2025.The second promissory note was payable in one installment of principal and interest on March 15, 2023. For tax purposes, the acquisition is treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
The purchase price allocation consists primarily of goodwill. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes.
The purchase price allocation has been completed and the amounts are deemed final.

The following summarizes the final calculations of the fair values of McMahon’s assets acquired and liabilities assumed as of the acquisition date (in thousands):

June 30, 2023
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
For the six months ended June 30, 2023, the Company recorded no measurement period adjustments.
The consolidated financial statements of the Company include the results of operations since the date the business was acquired. The following table presents the results of operations of the acquired business for the three and six months ended June 30, 2023 (in thousands):

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Gross Contract Revenue	$9,569	$19,983
Pre-tax Net Income	$328	$1,626
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

June 30, 2023
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
For the three months ended June 30, 2023, the Company recorded no measurement period adjustments.
The purchase price allocation consists primarily of goodwill and intangible assets and is based upon preliminary information that is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes.
The Company has not completed its final assessment of the fair values of PDC’s assets acquired and liabilities assumed. The Company is still in the process of finalizing the valuation of intangible assets. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
Identified intangible assets are comprised of customer relationships and contract rights for a total amount of $10.3 million, to be amortized over estimated useful lives of 10 years and 3 years, respectively.
The consolidated financial statements of the Company include the results of operations since the date the business was acquired. The following table presents the results of operations of the acquired business from the date of acquisition for the three and six months ended June 30, 2023 (in thousands):

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Gross Contract Revenue	$3,727	$6,833
Pre-tax Net Income	$1,478	$2,117
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
The Company has not completed its final assessment of the fair values of Anchor’s assets acquired and liabilities assumed. The Company is still in the process of finalizing the valuation of intangible assets. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
SEI Engineering, LLC
In the fourth quarter of 2022, the Company signed a purchase agreement to acquire SEI Engineering, LLC (“SEI”), with an effective date of November 2, 2022. SEI is a professional firm based in Paonia, CO. The Company paid total consideration of $0.8 million, which was comprised of $0.4 million in cash, two promissory notes, and assumed liabilities. The two promissory notes bears a simple interest rate fixed at 6.25%. The first promissory note is payable in equal quarterly payments of principal and interest beginning on February 4, 2023 and ending November 4, 2025. The second promissory note was payable in one installment of principal and interest due on March 15, 2023. For tax purposes, the acquisition will be treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
The purchase price allocation consists primarily of goodwill, and is based upon preliminary information that is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes.
The Company has not completed its final assessment of the fair values of SEI’s assets acquired and liabilities assumed. The Company is still in the process of finalizing the valuation of intangible assets. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
Spatial Acuity, LLC
In the fourth quarter of 2022, the Company signed a purchase agreement to acquire Spatial Acuity, LLC (“Spatial”), with an effective date of November 2, 2022. Spatial is a professional firm based in Austin, TX. The Company paid total consideration of $4.1 million, which was comprised of 134,042 shares of common stock, at $15.15 per share, for a total of $2.0 million, plus $2.1 million in cash, two promissory notes, and assumed liabilities. The shares are subject to a six-month lock-up. The two promissory notes bears a simple interest rate fixed at 6.25%. The first promissory note is payable in equal quarterly payments of principal and interest beginning on February 4, 2023 and ending November 4, 2025. The second promissory note was payable in one installment of principal and interest due on March 15, 2023. For tax purposes, the acquisition was treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
The purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration up to $3.0 million in the form of the Company's common stock, cash and a non-negotiable promissory note, based on certain financial performance thresholds measured quarterly from January 1, 2023 through June 30, 2025. Contingent liability of $0.5 million was recorded as of June 30, 2023. The Company will continue to evaluate its estimated liability to the contingent consideration and adjust the balance as necessary.
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
The Company has not completed its final assessment of the fair values of assets acquired and liabilities assumed. The Company is still in the process of finalizing the valuation of intangible assets. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
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
For the six months ended June 30, 2023, the Company recorded measurement period adjustment of $49,000 to accounts payable with a corresponding adjustment to goodwill. The change did not result in a change to operating income.
The purchase price allocation consists primarily of goodwill, and is based upon preliminary information that is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes.
The Company has not completed its final assessment of the fair values of H2H’s assets acquired and liabilities assumed. The Company is still in the process of finalizing the valuation of intangible assets. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
Richter & Associates, Inc.
In the second quarter of 2023, the Company signed a purchase agreement to acquire Richter & Associates, Inc. (“Richter”), with an effective date of April 3, 2023. Richter is a professional firm based in Rockville, MD. The Company paid total consideration of $5.4 million which was comprised of 75,784 shares of common stock, at $29.00 per share, for a total of $2.2 million, plus $3.2 million in cash, promissory note and assumed liabilities. The shares are subject to a six-month lock-up. The promissory note bears a simple interest rate fixed at 11.00%. The promissory note is payable in equal quarterly payments of principal and interest beginning on July 3, 2023 and ending April 3, 2025. For tax purposes, the acquisition was treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
The purchase price allocation consists primarily of goodwill and intangible assets in the amount of $3.2 million. This is based upon preliminary information that is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes.

The Company has not completed its final assessment of the fair values of Richter’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill and intangible assets.
Fisher Engineering, Inc.
In the second quarter of 2023, the Company signed a purchase agreement to acquire Fisher Engineering, Inc. (“Fisher”), with an effective date of May 12, 2023. Fisher is a professional firm with offices throughout the United States. The Company paid total consideration of $5.2 million which was comprised of 31,521 shares of common stock, at $27.66 per share, for a total of $0.9 million, plus $4.3 million in cash, promissory note and assumed liabilities. The shares are subject to a six-month lock-up. The promissory note bears a simple interest rate fixed at 8.25%. The promissory note is payable in equal quarterly payments of principal and interest beginning on August 12, 2023 and ending May 12, 2026. For tax purposes, the acquisition was treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
The purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration up to $2.0 million in the form of cash and a promissory note, based on certain financial performance thresholds measured yearly from May 1, 2023 through April 30, 2026. Contingent liability of $1.8 million was recorded as of June 30, 2023. The Company will continue to evaluate its estimated liability to the contingent consideration and adjust the balance as necessary.
The purchase price allocation consists primarily of goodwill of $4.2 million. This is based upon preliminary information that is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes.
The Company has not completed its final assessment of the fair values of Fisher’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill and intangible assets.
Hole Montes, Inc.
In the second quarter of 2023, the Company signed a purchase agreement to acquire Hole Montes, Inc. (“Hole Montes”), with an effective date of May 16, 2023. Hole Montes is a professional firm based in Naples and Fort Myers, FL. The Company paid total consideration of $7.4 million, which was comprised of 129,221 shares of common stock, at $27.60 per share, for a total of $3.6 million, plus $3.8 million in cash, two promissory notes, and assumed liabilities. The shares are subject to a six-month lock-up. The two promissory notes bears a simple interest rate fixed at 8.25%. The first promissory note is payable in equal quarterly payments of principal and interest beginning on August 16, 2023 and ending November 16, 2025. The second promissory note will be payable in one installment of principal and interest due on March 1, 2024. For tax purposes, the acquisition was treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
The purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration up to $0.9 million in the form of the Company's common stock, cash and a non-negotiable promissory note, based on certain financial performance thresholds measured quarterly from April 1, 2023 through September 30, 2024. Contingent liability of $0.9 million was recorded as of June 30, 2023. The Company will continue to evaluate its estimated liability to the contingent consideration and adjust the balance as necessary.
The purchase price allocation consists primarily of goodwill of $4.2 million. This is based upon preliminary information that is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes.
The Company has not completed its final assessment of the fair values of Hole Montes’ assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill and intangible assets.

MTX Surveying, LLC
In the second quarter of 2023, the Company signed a purchase agreement to acquire MTX Surveying, LLC (“MTX”), with an effective date of June 2, 2023. MTX is a professional firm based in Marshall, TX. The Company paid total consideration of $11.7 million, which was comprised of 143,333 shares of common stock, at $28.09 per share, for a total of $4.0 million, plus $7.7 million in cash, promissory note, and assumed liabilities. The shares are subject to a six-month lock-up. The promissory note bears a simple interest rate fixed at 5.00%. The promissory note is payable in equal quarterly payments of principal and interest beginning on September 2, 2023 and ending June 2, 2026. For tax purposes, the acquisition was treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
The purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration up to $3.0 million in the form of the Company's common stock, cash and a non-negotiable promissory note, based on certain financial performance thresholds measured quarterly from July 1, 2023 through December 31, 2024. Contingent liability of $3.0 million was recorded as of June 30, 2023. The Company will continue to evaluate its estimated liability to the contingent consideration and adjust the balance as necessary.
The purchase price allocation consists primarily of goodwill of $8.1 million. This is based upon preliminary information that is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes.
The Company has not completed its final assessment of the fair values of MTX’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill and intangible assets.
Advanced Applied Engineering, Inc. dba Infrastructure Engineers
In the second quarter of 2023, the Company signed a purchase agreement to acquire Advanced Applied Engineering, Inc. (“Infrastructure”), with an effective date of June 12, 2023. Infrastructure is a professional firm based in Brea, CA. The Company paid total consideration of $8.5 million, which was comprised of 141,794 shares of common stock, at $29.81 per share, for a total of $4.2 million, plus $4.3 million in cash, promissory note, and assumed liabilities. The shares are subject to a six-month lock-up. The promissory note bears a simple interest rate fixed at 8.25%. The promissory note is payable in equal quarterly payments of principal and interest beginning on September 12, 2023 and ending December 12, 2024. For tax purposes, the acquisition was treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
The purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration up to $1.5 million in the form of the Company's common stock and a non-negotiable promissory note, based on certain financial performance thresholds measured quarterly from July 1, 2023 through December 31, 2024. Contingent liability of $1.5 million was recorded as of June 30, 2023. The Company will continue to evaluate its estimated liability to the contingent consideration and adjust the balance as necessary.
The purchase price allocation consists primarily of goodwill of $6.5 million. This is based upon preliminary information that is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes.
The Company has not completed its final assessment of the fair values of MTX’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill and intangible assets.
Results from Acquisitions
The condensed consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of business acquired from their respective dates of acquisition for the three and six months ended June 30, 2023 (in thousands):

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Gross Contract Revenue[1]	$5,769	$5,769
Pre-tax Net Income	$1,940	$1,940
1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.

The following table presents the unaudited, pro forma condensed consolidated results of operations for the three and six months ended June 30, 2023 and June 30, 2022 assuming that the companies acquired in the second quarter of 2023, described above, occurred on January 1, 2022. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Six Months Ended June 30, 2023
	2023	2022
Gross Contract Revenue[2]	$182,656	$135,669
Pre-tax Net Income (loss)	$3,402	$(94)
2 Gross contract revenue in these pro forma financials does not conform to GAAP as required by ASC 606, Revenue from Contract with Customers, as it is impracticable to obtain the historical information necessary to apply this accounting standard. The historical estimates required to be able to accurately determine the percent complete accounting on the contracts that comprise the revenue is not available for the required periods.

The pro forma information provided is compiled from the pre-acquisition financial information and includes pro forma adjustments to reflect additional depreciation and amortization that would have been expensed assuming the respective assets had been acquired as of January 1, 2022. These results also include additional non-cash stock compensation expense assuming acquired employees who received stock grants received those grants on January 1, 2022.
5. Disaggregation of Revenue and Contract Balances
The Company disaggregates revenues by contract type, see Revenue Recognition in Note 2 for further details. For the three and six months ended June 30, 2023, the Company derived 88.8% and 89.2% of its revenue from contracts classified as lump sum, and 11.2% and 10.8% of its revenue from time and material contracts, respectively. The Company had approximately $234.6 million in remaining performance obligations as of June 30, 2023 of which it expects to recognize approximately 93.9% within the next twelve months and the remaining 6.1% in the next twelve to twenty-four months.
Disaggregated revenues by contract type were as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
Fixed fee	$73,508	88.8%	$58,488	93.7%	$141,753	89.2%	$108,074	94.1%
Time-and-materials	9,247	11.2%	3,911	6.3%	17,102	10.8%	6,786	5.9%
Gross contract revenue	$82,755	100.0%	$62,399	100.0%	$158,855	100.0%	$114,860	100.0%
The Company recognized $0.2 million and $2.8 million of revenue for the three and six months ended June 30, 2023, respectively, which was included in the contract liabilities balance as of December 31, 2022, and $1.1 million and $2.5 million of revenue for the three and six months ended June 30, 2022, respectively, which was included in the contract liabilities balance as of December 31, 2021.

6. Contracts in Progress
The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$387,057	$279,173
Estimated contract earnings in excess of costs	404,240	398,791
Estimated contract earnings to date	791,297	677,964
Less: billed to date	(775,293)	(668,013)
Net contract assets	$16,004	$9,951
7. Notes Receivable
The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The following is a summary of these notes receivable (in thousands):

	June 30, 2023	December 31, 2022
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 0.0% - 5.5%. The notes receivable mature through December 2024.	$2,325	$2,433
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2023.	903	903
Total:	3,228	3,336
Less: current portion
Officers, employees and affiliates	(938)	(1,016)
Noncurrent portion	$2,290	$2,320
Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. During the six months ended June 30, 2023, interest accrued on the notes receivable at the stipulated rates between 0.0% and 5.50%.
8. Property and Equipment, Net
Property and equipment for fixed assets are as follows (in thousands):

	June 30, 2023	December 31, 2022
Computer equipment	$2,218	$2,101
Survey equipment	5,409	5,088
Vehicles	1,852	1,032
Furniture and fixtures	2,446	2,398
Leasehold improvements	8,194	7,727
Software	435	316
Fixed assets pending lease financing [1]	316	181
Total:	20,870	18,843
Less: accumulated depreciation	(13,506)	(12,319)
Property and Equipment, net of finance leased assets	$7,364	$6,524
1assets acquired which will be re-financed under the Company's finance lease facilities

Depreciation expense for fixed assets for the three and six months ended June 30, 2023 was $0.7 million and $1.2 million, respectively. Depreciation expense for fixed assets for the three and six months ended June 30, 2022 was $0.3 million and $0.6 million, respectively.
Property and equipment for finance leased assets are as follows (in thousands):

	June 30, 2023	December 31, 2022
Equipment	$17,722	$16,256
Vehicles	8,838	6,787
Total:	26,560	23,043
Less: accumulated amortization on leased assets	(7,050)	(4,463)
Finance Leased Assets, net	$19,510	$18,580
Amortization expense for finance leased assets for the three and six months ended June 30, 2023 was $1.8 million and $3.4 million, respectively. Amortization expense for finance leased assets for the three and six months ended June 30, 2022 was $1.8 million and $3.4 million, respectively.
9. Goodwill
Changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance as of December 31, 2022	$53,210
Goodwill Acquired	23,896
Balance as of June 30, 2023	$77,106
There were no impairments of goodwill during the periods presented.
10. Intangible Assets
Total intangible assets consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$35,909	$(3,825)	$32,084	$23,595	$(2,330)	$21,265
Contract rights	10,471	(4,568)	5,903	7,281	(2,416)	4,865
Leasehold	187	(66)	121	187	(48)	139
Domain name	281	–	281	281	–	281
Licensing rights	1,374	–	1,374	1,400	–	1,400
Total	$48,222	$(8,459)	$39,763	$32,744	$(4,794)	$27,950
The domain name and licensing rights acquired for a total of $1.7 million, have indefinite useful lives.
The following table summarizes the weighted average useful lives of intangible assets by asset class used for straight-line expense purposes:

	June 30, 2023	December 31, 2022
Customer relationships	8.10	11.97
Contract rights	1.08	2.47
Leasehold	5.74	8.05

Amortization expense for the three and six months ended June 30, 2023 was $2.3 million and $3.7 million, respectively. Amortization expense for the three and six months ended June 30, 2022 was $0.8 million and $1.2 million, respectively.
Future amortization for the remainder of 2023 and for the succeeding years is as follows (in thousands):

2023	6,256
2024	7,403
2025	5,930
2026	5,390
2027	2,142
Thereafter	10,987
Total	$38,108
11. Revolving Credit Facility and Fixed Credit Facilities
The Company has one revolving credit facility (the “Revolving Credit Facility”) and three non-revolving credit facilities (“Fixed Line #1”, " Fixed Line #2” and “Fixed Line #4” collectively, the “Fixed Lines”) with Bank of America, N.A. On June 30, 2023 and June 30, 2022, the interest rate on the Revolving Credit Facility was 9.25% and 2.11%, respectively. All outstanding principal on the Revolving Credit Facility is due on September 30, 2024. On June 30, 2023 and December 31, 2022, there was $21.2 million and no outstanding balance on the Revolving Credit Facility, respectively.
On November 11, 2022, the Company and certain of its subsidiaries, as guarantors, entered into an Amended and Restated Credit Agreement with Bank of America, N.A. (the "Amended and Restated Agreement") as well as an Amended and Restated Pledge and Security Agreement. The Amended and Restated Agreement increased the maximum principal amount of the Revolving Credit Facility to $50 million, is secured by all the assets of the Company and the subsidiary guarantors and has a maturity date of September 30, 2024. Under the Amended and Restated Agreement, the Company is required to comply with certain covenants, including covenant on indebtedness, investments, liens and restricted payments, as well as maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Amended and Restated Agreement). On August 2, 2023, subsequent to the reporting period, the Company entered into a First Amendment to the Amended and Restated Credit Agreement whereby the maximum principal amount of the Revolving Credit Facility was increased to $70 million, the term was extended to July 31, 2025, and certain provisions relating to interest rate spreads and used fees were modified (see Footnote 17 - Subsequent Events).
Fixed Line #1 had a maximum advance of $1.0 million and does not allow for re-borrowings and is included in Notes Payable (see Note 12). The Company pays interest on a monthly basis at a rate equal to SOFR Simple APR plus 2.0%. On June 30, 2023 and 2022, the interest rate was 7.06% and 3.51%, respectively. Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2018, the Company was obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in August 2023. On each of June 30, 2023 and December 31, 2022, the outstanding balance on Fixed Line #1 was $49,000 and $0.1 million, respectively.
Fixed Line #2 had a maximum advance of $1.0 million and does not allow for re-borrowings and is included in Notes Payable (see Note 12). Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2020, the Company was obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in September 2025. On each of June 30, 2023 and December 31, 2022, the outstanding balance on Fixed Line #2 was $0.4 million and $0.5 million, respectively.
Facility #4 is a term loan with a principal loan amount of $1.0 million and is included in Notes Payable (see Note 12). The loan was to be repaid over thirty-six equal monthly installments beginning April 13, 2020, through maturity on March 13, 2023. The interest rate on this loan was 3.49%. As of June 30, 2023, Facility #4 was paid in full and there was no outstanding balance.
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

Interest expense on the Revolving Credit Facility and Fixed Lines totaled $12,000 and $0.2 million during the three and six months ended June 30, 2023, respectively. Interest expense on the Revolving Credit Facility and Fixed Lines totaled $11,000 and $21,000 during the three and six months ended June 30, 2022, respectively.
12. Notes Payable
Notes payable consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Related parties:
Shareholders - Interest accrues annually at rates ranging from 3.25% - 11.00%. The notes payable mature on various dates through June 2026.	$15,942	$11,515
Owners of Acquired Entities - Interest accrues annually at rates ranging from 3.25% - 7.00% annually. The notes payable mature on various dates through October 2024.	6,803	8,134
Convertible Notes Payable - Interest accrues annually at rates ranging from 4.75% - 7.00% annually. The convertible notes payable mature on various dates through May 2027.	6,339	6,675
Unrelated third parties:
Note payable for purchase of software and vehicles	40	55
Note payable for purchase of intangible asset	50	50
Fixed line notes payable - see note 11	491	773
Discounts on notes payable issued as consideration in acquisitions:
Shareholders	(135)	(177)
Owners of acquired entities	(358)	(581)
Total	29,172	26,444
Less: current portion	(12,438)	(10,168)
Noncurrent portion	$16,734	$16,276
The Company’s President, Chairman and Chief Executive Officer guarantees certain of the notes payable, and certain of the notes payable are subordinate to the terms of the Credit Agreement disclosed in Note 11.
Interest expense attributable to the notes payable totaled $0.5 million and $0.9 million for the three and six months ended June 30, 2023, respectively. Interest expense attributable to the notes payable totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.
Future principal payments on notes payable for remainder of 2023 and succeeding years are as follows (in thousands):

2023	$7,221
2024	11,230
2025	7,105
2026	2,917
2027	1,192
Thereafter	–
Total	$29,665

Convertible Notes Payable
In July 2022, the Company issued a $4.0 million 4.75% unsubordinated convertible note with a maturity date in July 2027 as partial consideration for the acquisition of PDC (Note 4). The convertible note is convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $14.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note is payable in quarterly payments of principal, interest or both beginning in October 2022 and ending in April 2027. At any time, upon ten business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. An election was made by the holders, and on April 5, 2023, $0.3 million of the note was converted to 24,001 shares of common stock at $14.00 per share.
In August 2022, the Company issued a $1.1 million 5.50% unsubordinated convertible note with a maturity date in May 2027 as partial consideration for the acquisition of Anchor (Note 4). The convertible note is convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $18.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note has quarterly payments of principal, interest or both beginning in November 2022 and ending in May 2027. At any time, upon ten business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of June 30, 2023, there has been no election by the holders to convert any portions of the convertible note to common stock.
In December 2022, the Company issued a $1.6 million 7.00% unsubordinated convertible note with a maturity date in September 2027 as partial consideration for the acquisition of H2H (Note 4). The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $18.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note has quarterly payments of principal, interest or both beginning in December 2024 and ending in September 2027. At any time, upon ten business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of June 30, 2023, there has been no election by the holders to convert any portions of the convertible note to common stock.
13. Pension and Post-retirement Benefit Obligations
The Company sponsors various non-qualified defined benefit pension plans in the U.S. (the "Plan"). Individual benefits under the Plan generally are based on the employee’s years of creditable service and compliance with non-competes. The plan is unfunded and there are no plan assets.
The following table details the components of net periodic benefit costs for the Company's pension plan for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Components of net periodic benefit cost:
Service costs	$53	$–	$64	$–
Interest costs	25	–	93	–
Amortization of net gain	(10)	–	(21)	–
Net periodic benefit cost	$68	$–	$136	$–
There are no required minimum contributions for the pension plans.

14. Related Party Transactions
The Company leases commercial office space from BCG Chantilly, LLC (BCC), an entity in which Mr. Bowman, Mr. Bruen and Mr. Hickey collectively own a 63.6% interest. As of June 30, 2023 and December 31, 2022 there were no amounts due to or receivables due from BCC. Rent expense for each of the three and six months ended June 30, 2023 was $21,000 and $41,000, respectively. Rent expense for each of the three and six months ended June 30, 2022 was $21,000 and $41,000, respectively.
Bowman Lansdowne Development, LLC (BLD) is an entity in which Mr. Bowman has an ownership interest. On each of June 30, 2023 and December 31, 2022, the Company’s notes receivable included $0.5 million from BLD, with a maturity date of January 31, 2024.
Lansdowne Development Group, LLC (LDG) is an entity in which BLD has a minority ownership interest. On each of June 30, 2023 and December 31, 2022, our accounts receivable included $0.1 million, due from LDG. On June 30, 2023 and December 31, 2022, notes receivable included $0.4 million and $0.4 million, respectively from LDG, with a maturity date of January 31, 2024.
Bowman Realty Investments 2010, LLC (BR10) is an entity in which Mr. Bowman has an ownership interest. On each of June 30, 2023 and December 31, 2022, the Company’s notes receivable included $0.2 million, from BR10, with a maturity date of January 31, 2024.
Alwington Farm Developers, LLC (AFD) is an entity in which BR10 has a minority ownership interest. On each of June 30, 2023 and December 31, 2022, notes receivable included $1.2 million, from AFD, with a maturity date of December 31, 2024.
MREC Shenandoah VA, LLC (“MREC Shenandoah”) is an entity in which Lake Frederick Holdings, LLC (“Lake Frederick Holdings”) owns a 92% interest and Shenandoah Station Partners LLC, an entity owned in part by BLD and in part by Bowman Realty Investments 2013 LLC "Bowman Realty" (BR13), owns an 8% interest. Mr. Bowman owns a 100% interest in, and is the manager of, Lake Frederick Holdings. Mr. Bowman is the sole member of Bowman Realty 2013 (BR13). Since 2020, the Company has provided engineering services to MREC Shenandoah in exchange for cash payments. During the three and six months ended June 30, 2023, and 2022 the Company invoiced $0.1 million and $0.1 million, respectively, and received payments of $0.1 million and $0.1 million, respectively.
During the six months ended June 30, 2023 and 2022, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $29,000 and $33,000, respectively. These entities were billed $30,000 and $38,000, respectively.
Gregory Bowman, the son of Mr. Bowman, is a full-time employee of the Company. Gregory Bowman was paid $71,000 and $65,000 for the six months ended June 30, 2023 and 2022, respectively.
On each of June 30, 2023 and December 31, 2022, the Company was due $0.1 million and $0.2 million, respectively, from shareholders under the terms of stock subscription notes receivable.
On June 30, 2023 and December 31, 2022, the Company owed $0.1 million and $0.2 million, respectively, to a retired shareholder and former director in connection with a 2015 acquisition.
On June 30, 2023 and December 31, 2022, the Company owed certain of our current and former shareholders $8.1 million and $11.5 million, respectively. The notes result from repurchases of stock from shareholders upon termination of employment and promissory notes issued in connection with acquisitions.
In August 2022, the Company agreed to reimburse Mr. Bowman at a fixed hourly rate for the business use of an aircraft owned by Sunrise Asset Management, a company owned 100% by Mr. Bowman. The Company paid $0.1 million for the six months ended June 30, 2023.

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
The following table summarizes the stock issuance activity under the ESPP for the six months ended June 30, 2023 (in thousands, except share data):

June 30, 2023
Total purchase price paid by employees for shares sold	$763

Number of shares sold	31,097
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
For the six months ended June 30, 2023, no new options were granted.
A summary of the status of stock options exercised, including the substantive options discussed in Note 3, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	10,030	$5.99
Granted	–	–
Exercised	(2,419)	5.96
Expired or cancelled	–	–
Outstanding at June 30, 2023	7,611	$6.00

The following summarizes information about options outstanding and exercisable at January 1, 2023 and June 30, 2023:

	Options Outstanding and Exercisable
	Exercise Price	Total Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Total Exercisable
December 31, 2022	$6.28	10,030	5.0	$5.99	10,030
June 30, 2023	$6.28	7,611	5.0	$6.00	7,611
The intrinsic value of these options on June 30, 2023 and December 31, 2022 was $25.60 and $15.57, respectively.
The Company received cash payments of $14,601 from the exercise of options under the Stock Option Plan in the six months ended June 30, 2023.
The Company did not record any compensation costs related to stock options during the three and six months ended June 30, 2023.
As of June 30, 2023, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.
Restricted Stock
Effective May 11, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The Plan is administered by the Board through which they can issue restricted stock awards. As of June 30, 2023, 4,128,557 shares of common stock are authorized and reserved for issuance under the Plan. This reserve automatically increases on each January 1, for the duration of the Plan, in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year. The Plan supersedes and replaces any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.
During the six months ended June 30, 2023, the Board granted 632,091 shares of restricted stock under the Plan. The shares have a vesting period of up to four years during which there are certain restrictions as described in the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the shares on such date, or if there are no sales on such date, on the next preceding day on which there were sales.
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
During the six months ended June 30, 2023 no new restricted stock awards were granted under the Stock Bonus Plan.

The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2023	1,837,309	14.33
Granted	632,091	39.84
Vested	(648,215)	12.26
Cancelled	(11,452)	18.00
Outstanding at June 30, 2023	1,809,733	17.79
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
During the six months ended June 30, 2023, the compensation committee approved the grants of 245,710 performance-based stock units to certain executive officers of the Company under the Officers LTIP. The performance based restricted stock units are subject to a market condition, with a vesting period of 2.91 years. The number of units earned is based on total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the components of a custom peer group during the performance period from February 10, 2023 to December 31, 2025. The performance stock units are valued using a Monte Carlo simulation with model inputs of opening average share value, valuation date stock price, expected volatilities, correlation coefficient, risk-free interest rate, and expected dividend yield for the Company and the custom peer group.
The following table summarizes the activity of performance stock units subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2023	447,429	12.95
Granted	245,710	22.94
Vested	–	–
Cancelled	–	–
Outstanding at June 30, 2023	693,139	16.49
The Company recognizes forfeitures as they occur.
The following table represents the change in the liability to common shares subject to repurchase and the associated non-cash compensation expense for the six months ended June 30, 2023 and the year ended December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Beginning Balance	$–	$7
Non-cash compensation from ratable vesting	$–	–
Non-cash compensation from change in fair value of liability	$–	–
Other stock activity, net	$–	(7)
Reclassification upon modification	–	–
Ending balance	$–	$–
As of June 30, 2023, the Company had 2,502,872 shares underlying unvested stock awards that vest between July 1, 2023 and December 31, 2027.

The future expense of the unvested awards for the remainder of 2023 and succeeding years is as follows (in thousands):

2023	$12,414
2024	15,728
2025	7,177
2026	694
Thereafter	13
Total	$36,026
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
The following tables present our balance sheet information related to leases:

		As of	As of
(Amounts in thousands)	Balance Sheet Classification	June 30, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease, right-of-use assets	$39,476	$30,264
Finance lease assets	Property and equipment, net	$19,510	$18,580
Total lease assets		$58,986	$48,844
Liabilities:
Current:
Operating lease liabilities	Operating lease obligation, current portion	$(8,153)	$(6,949)
Finance lease liabilities	Finance lease obligation, current portion	$(6,001)	$(5,297)
Total current lease liabilities		$(14,154)	$(12,246)
Non-current:
Operating lease liabilities	Operating lease obligation, less current portion	$(36,610)	$(28,087)
Finance lease liabilities	Finance lease obligation, less current portion	$(14,619)	$(14,254)
Total non-current lease liabilities		$(51,229)	$(42,341)

The following tables present selected financial information:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost
Amortization of right-of-use assets	$2,711	$1,948	$5,204	$3,679
Finance lease cost:
Amortization of right-of-use assets	1,778	1,776	3,448	3,401
Interest on lease liabilities	367	227	723	439
Sublease Income	(22)	–	(22)	–
Total lease cost	$4,834	$3,951	$9,353	$7,519

	Six Months Ended
(Amounts in thousands)	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$8,510	$7,008
Operating cash flows from finance leases	722	439
Financing cash flows from finance leases	3,285	2,963
Right-of-use assets obtained in exchange for new operating leases	13,255	25,733
Right-of-use assets obtained in exchange for new finance leases	4,377	4,618

	As of	As of
	June 30, 2023	December 31, 2022
Weighted average remaining lease term (in years):
Operating leases	5.49	5.62
Finance leases	3.00	3.28
Weighted average discount rates:
Operating leases	6.9%	7.1%
Finance leases	7.4%	7.4%
Future minimum commitments under leases for the succeeding years are as follows (in thousands):

(Amounts in thousands)
Year ending December 31,	Operating Lease	Finance Lease
2023 (six months remaining)	$5,404	$3,788
2024	10,511	6,900
2025	9,795	6,640
2026	8,127	3,205
2027	7,101	237
Thereafter	13,383	–
Total lease payments	$54,321	$20,770
Less: Amounts representing interest	$(9,558)	$(2,580)
Total lease liabilities	$44,763	$18,190
The above table is exclusive of the $2.4 million bargain purchase price associated with the $20.8 million total liability to finance leases as presented on the consolidated balance sheet.
17. Subsequent Events
On August 2, 2023, the Company and certain of its subsidiaries, as guarantors, entered into a First Amendment to the Amended and Restated Credit Agreement dated as of November 11, 2022 with Bank of America, N.A. ( the "Amended and Restated Agreement"). The Amendment increased the maximum principal amount of the Revolving Credit Facility to $70 million, is secured by all the assets of the Company and the subsidiary guarantors and has a maturity date of July 31, 2025. Under the Amended and Restated Agreement, the Company is required to comply with certain covenants, including covenant on indebtedness, investments, liens and restricted payments, as well as maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Amended and Restated Agreement).

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
Gross contract revenue for the three months ended June 30, 2023 and 2022 was $82.8 million and $62.4 million, respectively, representing year over year growth of 32.6%. Gross contract revenue derived from our workforce represented 89.2% and 90.3% of gross contract revenue for the three months ended June 30, 2023 and 2022, respectively (see Net service billing – non-GAAP below). Our net loss for the three months ended June 30, 2023 and 2022 was $0.6 million and $0.3 million, respectively. Our Adjusted EBITDA for the three months ended June 30, 2023 and 2022 was $11.1 million on net loss of $0.6 million and $7.6 million on net loss of $0.3 million, respectively. (see Adjusted EBITDA – non-GAAP below)
Gross contract revenue for the six months ended June 30, 2023 and 2022 was $158.9 million and $114.9 million, respectively, representing year over year growth of 38.3%. Gross contract revenue derived from our workforce represented 89.0% and 90.6% of gross contract revenue for the six months ended June 30, 2023 and 2022, respectively (see Net service billing – non-GAAP below). Our net income (loss) for the six months ended June 30, 2023 and 2022 was ($0.1) million and $1.1 million, respectively. Our Adjusted EBITDA for the six months ended June 30, 2023 and 2022 was $20.7 million on net loss of $0.1 million and $15.0 million on net income of $1.1 million, respectively. (see Adjusted EBITDA – non-GAAP below)
Subsequent Events

On August 2, 2023, the Company and certain of its subsidiaries, as guarantors, entered into the First Amendment to the Amended and Restated Credit Agreement dated as of November 11, 2022 with Bank of America, N.A. (the "Amended and Restated Agreement"). The First Amendment increased the maximum principal amount of the Revolving Credit Facility to $70 million, is secured by all the assets of the Company and the subsidiary guarantors and extended the maturity date of the Revolving Credit Facility to July 31, 2025. Under the Amended and Restated Agreement, the

Company is required to comply with certain covenants, including covenant on indebtedness, investments, liens and restricted payments, as well as maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Amended and Restated Agreement).
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
We enter into contracts that contain two types of pricing characteristics:
Hourly contracts, also referred to as time and materials, are common for professional and technical consulting assignments both short-term and multi-year in duration. Under these types of contracts, there is no predetermined maximum fee and we generally experience no risk associated with cost overruns. For hourly contracts, we negotiate billing rates and charge our customers based upon the actual hours expended toward a deliverable. These contracts may have not-to-exceed parameters requiring us to receive additional authorizations from our customer to continue working, but we likewise do not have to continue working without assurances of payment for such additional work. Hourly assignments represented approximately $9.2 million and $17.1 million or 11% of our gross contract revenue for each of the three and six months ended June 30, 2023, respectively. For each of the three and six months ended June 30, 2022, hourly assignments represented approximately $3.9 million and $6.8 million or 6% of our gross contract revenue, respectively.
Lump sum contracts, also referred to as fixed fee, typically require the performance of some, or all, of the obligations under the contract for a specified amount, subject to price adjustments only if the scope of the project changes or unforeseen requirements arise. Our fixed fee contracts generally include a specific scope of work and defined deliverables. Lump sum contracts can involve both hourly and fixed fee tasks. Most of our assignments are lump sum in nature representing approximately $73.5 million and $141.8 million or 89% and 89% of our gross contract revenue for the three and six months ended June 30, 2023, respectively. For each of the three and six months ended June 30, 2022, assignments that are lump sum in nature represented approximately $57.8 million and $107.5 million or 94% of our gross contract revenue, respectively. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion.

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
Results of Operations
Combined results of operations
The following represents our condensed consolidated results of operations for periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Gross contract revenue	$82,755	$62,399	$158,855	$114,860
Contract costs (exclusive of depreciation and amortization)	41,038	31,054	78,420	56,489
Operating expense	42,833	30,861	80,013	56,049
Income (loss) from operations	(1,116)	484	422	2,322
Other expense	1,143	994	2,358	1,491
Income tax expense (benefit)	(1,625)	(190)	(1,839)	(306)
Net income (loss)	$(634)	$(320)	$(97)	$1,137
Net margin	(0.8)%	(0.5)%	(0.1)%	1.0%
Other financial information [1]
Net service billing	$73,792	$56,416	$141,354	$104,117
Adjusted EBITDA	11,053	7,576	20,725	14,983
Adjusted EBITDA margin, net	15.0%	13.4%	14.7%	14.4%

1Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below.
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022
Gross Contract Revenue
Gross contract revenue for the three months ended June 30, 2023, increased $20.4 million or 32.7% to $82.8 million as compared to $62.4 million for the three months ended June 30, 2022. For the three months ended June 30, 2023, gross contract revenue attributable to work performed by our workforce increased $17.4 million, or 30.9% to $73.8 million or 89.2% of gross contract revenue as compared to $56.4 million or 90.4% of gross contract revenue for the three months ended June 30, 2022 (see Net service billing – non-GAAP). Of the $20.4 million increase in gross contract revenue during the three months ended June 30, 2023, acquisitions represented $12.2 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic. For each measurement and comparison period, historical balances of acquired and organic revenue bases are adjusted to reflect revenue accordingly.
Changes in gross contract revenue disaggregated between our core and emerging end markets were as follows (in thousands other than percentages):

	For the Three Months Ended June 30,
Consolidated Gross Contract Revenue	2023	%GCR	2022	%GCR	Change	% Change
Building Infrastructure	$48,616	58.7%	$42,571	68.2%	$6,045	14.2%
Transportation	15,870	19.2%	9,276	14.9%	6,594	71.1%
Power & Utilities	15,585	18.8%	9,326	14.9%	6,259	67.1%
Other Emerging Markets [1]	2,684	3.3%	1,226	2.0%	1,458	118.9%
Total:	$82,755	100.0%	$62,399	100.0%	$20,356	32.6%

Organic	$70,414	85.1%	$62,249	99.8%	$8,165	13.1%
Acquired [2]	12,341	14.9%	150	0.2%	12,191	n/a
Total:	$82,755	100.0%	$62,399	100.0%	$20,356	32.6%
1Represents mining, water resources and other. Effective December 31, 2022, we reclassified renewables as power & utilities. For the three months ended June 30, 2022, $1.4 million of renewables revenue was reclassified accordingly for consistency.
2After four quarters post-closing, acquired revenue is reclassified as organic; this results in a change from previously reported numbers. McMahon Associates, Inc. has reached its full four quarter milestone and was reclassified as organic.
For the three months ended June 30, 2023, gross contract revenue from our building infrastructure market increased $6.0 million or 14.2% as compared to the three months ended June 30, 2022. Building Infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue is the result of organic growth and acquisitions. Within the building infrastructure market, 40.8% of gross contract revenue was derived from residential activities, 45.5% from commercial activities including in-building services, aviation related work, and 13.7% from municipal activities. Within residential, 53.0% of gross contract revenue was derived from for-sale homebuilding activity, 38.6% from residential multi-family and 8.5% from mixed use projects. While the homebuilding market shows signs of weakness, for-sale residential services represented 12.7% of our total gross contract revenue for the three months ended June 30, 2023. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market and expect it to represent most of our gross revenue for the remainder of 2023. We continue to experience strength in markets including data centers, quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.
For the three months ended June 30, 2023, revenue from transportation increased $6.6 million or 71.1% as compared to the three months ended June 30, 2022. The increase was principally attributable to the acquisition of McMahon Associates, Inc. Contract awards in transportation, such as Cook County DOT, Illinois DOT, and Illinois Tollway Authority along with clients such as TXDOT, MassDOT and PennDOT added through various acquisitions are beginning to generate meaningful new transportation revenue. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of renewable energy with traditional transmission infrastructure and the continued growth we are projecting in the clean energy transition, we are now consolidating renewable energy into the power and utilities category of our revenue mix and have adjusted historical balances accordingly. We will continue to disclose the impact of renewables as a part of the power and utilities market. Adjusted for the change, for the three months ended June 30, 2023, revenue from power and utilities increased $6.3 million or 67.1% as compared to the three months ended June 30, 2022. Renewable energy and energy transition represented approximately $2.7 million and $1.4 million of the adjusted power and utilities revenue for the three months ended June 30, 2023 and 2022, respectively. Including the recent acquisition of Richter, the additional increase in gross contract revenue from the power and utilities market is principally attributable to increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, along with additional increases derived from gas pipeline and electric transmission projects nationally. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our other emerging markets consist of mining, water resources, and other natural resources services. Adjusted for the change, for the three months ended June 30, 2023, revenue from emerging markets increased $1.5 million or 118.9% as compared to the three months ended June 30, 2022. Gross contract revenue in our emerging markets was 45.3% from mining activities where we have specialized in copper mining and 54.7% from water resources activities. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in renewable energy and energy transition.
For the three months ended June 30, 2023 and 2022, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 17.1% and 20.0% of our gross contract revenue, respectively. This increase is principally attributable to our acquisition program. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $9.9 million or 31.8% to $41.0 million for the three months ended June 30, 2023, as compared to $31.1 million for the three months ended June 30, 2022. For the three months ended June 30, 2023 and 2022, total contract costs represented 49.6% and 49.8% of total contract revenue, respectively. For the three months ended June 30, 2023 and 2022 total contract costs represented 55.6% and 55.0% of revenue attributable to our workforce, respectively (see Net Service Revenue).
Direct payroll costs increased $7.0 million or 27.9% to $32.1 million for the three months ended June 30, 2023, as compared to $25.1 million for the three months ended June 30, 2022. Direct payroll accounted for 78.2% of total contract costs for the three months ended June 30, 2023, a decrease of 2.5 percentage points as compared to 80.7% for the three months ended June 30, 2022.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $5.6 million or 31.5% to $23.4 million for the three months ended June 30, 2023 as compared to $17.8 million for the three months ended June 30, 2022. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the three months ended June 30, 2023 and 2022, direct labor costs represented 28.3% and 28.6% of gross contract revenue, respectively and represented 31.7% and 31.6% of the revenue attributable to our workforce, respectively.
Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $1.5 million or 20.8% to $8.7 million as compared to $7.2 million. This increase includes a $1.0 million increase in payroll taxes and health care as well as a $0.2 million increase in personal leave, primarily due to the increase in overall labor .

Sub-consultants and other direct expenses increased $3.0 million or 50.0% to $9.0 million for the three months ended June 30, 2023 as compared to $6.0 million for the three months ended June 30, 2022. For the three months ended June 30, 2023 and 2022, sub-consultant and other direct expenses represented 10.8% and 9.6% of gross contract revenue, respectively. This increase is not indicative of an anticipated long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.
Operating Expense
Total operating expense increased $11.9 million or 38.5% to $42.8 million for the three months ended June 30, 2023 as compared to $30.9 million for the three months ended June 30, 2022.
Selling, general and administrative expenses increased $10.2 million or 36.3% to $38.3 million for the three months ended June 30, 2023, as compared to $28.1 million for the three months ended June 30, 2022. Indirect labor increased $5.2 million or 45.6% to $16.6 million as compared to $11.4 million primarily due to an increase in staffing to accommodate growth. General overhead increased $2.8 million or 29.2% to $12.4 million as compared to $9.6 million due to increased costs associated with the overall growth of the company. Non-cash stock compensation increased $1.8 million or 62.1% to $4.7 million as compared to $2.9 million as several new stock awards were granted to Company leadership as well as employees in connection with acquisitions.
Depreciation and amortization increased $1.9 million or 67.9% to $4.7 million for the three months ended June 30, 2023 as compared to $2.8 million for the three months ended June 30, 2022. This increase is primarily due to an increase in leased assets and intangible assets. We continue to increase the use of our finance lease facility as we continue to grow. Intangible assets have increased due to multiple acquisitions throughout 2023. Gains on the sale of certain IT equipment and automobiles increased $0.2 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.
Other Expense
Other expense increased by $0.1 million to $1.1 million of expense for the three months ended June 30, 2023 as compared to $1.0 million for the three months ended June 30, 2022. This increase is primarily attributable to an increase in interest expense of $0.8 million due to an increase in finance leases and a decrease in acquisition related expenses of $0.5 million.
Income Tax (Benefit) Expense
Income tax benefit for the three months ended June 30, 2023, increased $1.4 million to a $1.6 million benefit, as compared to $0.2 million benefit for the three months ended June 30, 2022, see note 2, Income Taxes. Our effective tax rate for the three months ended June 30, 2023, is 71.9% as compared to 37.1% for the three months ended June 30, 2022.
Income (Loss) Before Tax and Net Income (Loss)
Loss before tax increased by $1.8 million for the three months ended June 30, 2023, to ($2.3) million of loss compared to ($0.5) million for the three months ended June 30, 2022. Net loss increased by $0.3 million to $0.6 million for the three months ended June 30, 2023, as compared to $0.3 million for the three months ended June 30, 2022.

Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $17.4 million or 30.9% to $73.8 million for the three months ended June 30, 2023, as compared to $56.4 million for the three months ended June 30, 2022. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Three Months Ended June 30,
	2023	2022
Gross contract revenue	$82,755	$62,399
Less: sub-consultants and other direct expenses	8,963	5,983
Net service billing	$73,792	$56,416
Net service billing as a percentage of gross contract revenue decreased 2.1% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.
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
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $3.5 million or 45.9% to $11.1 million for the three months ended June 30, 2023 as compared to $7.6 million for the three months ended June 30, 2022. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Net Service Billing	$73,792	$56,416	$17,376	30.8%

Net Income (loss)	$(634)	$(320)	$(314)	98.1%
+ interest expense	1,112	350	762	217.7%
+ depreciation & amortization	4,719	2,823	1,896	67.2%
+ tax expense	(1,625)	(190)	(1,435)	755.3%
EBITDA	$3,572	$2,663	$909	34.1%
+ non-cash stock compensation	6,888	4,038	2,850	70.6%
+ transaction related expenses	123	–	123	100.0%
+ settlements and other non-core expenses	113	215	(102)	(47.4)%
+ acquisition expenses	357	660	(303)	(45.9)%
Adjusted EBITDA	$11,053	$7,576	$3,477	45.9%
Adjusted EBITDA margin, net	15.0%	13.4%
For the three months ended June 30, 2023 and 2022, Adjusted EBITDA includes add backs of $6.9 million and $4.0 million, respectively, relating to non-cash stock compensation expenses resulting from the vesting of restricted stock awards. For the three months ended June 30, 2023 and 2022, Adjusted EBITDA also includes $0.4 million and $0.7 million, respectively, relating to non-recurring acquisition expenses.
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

Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the three months ended June 30, 2023 and 2022, Adjusted EBITDA Margin, net was 15.0% and 13.4% respectively.
Six months ended June 30, 2023 as compared to the six months ended June 30, 2022
Gross Contract Revenue
Gross contract revenue for the six months ended June 30, 2023, increased $44.0 million or 38.3% to $158.9 million as compared to $114.9 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, gross contract revenue attributable to work performed by our workforce increased $37.3 million, or 35.8% to $141.4 million or 89.0% of gross contract revenue as compared to $104.1 million or 90.6% of gross contract revenue for the six months ended June 30, 2022 (see Net service billing – non-GAAP). Of the $44.0 million increase in gross contract revenue during the six months ended June 30, 2023, acquisitions represented $18.8 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic. For each measurement and comparison period, historical balances of acquired and organic revenue bases are adjusted to reflect revenue accordingly.
Changes in gross contract revenue disaggregated between our core and emerging end markets were as follows (in thousands other than percentages):

	For the Six Months Ended June 30,
Consolidated Gross Contract Revenue	2023	%GCR	2022	%GCR	Change	% Change
Building Infrastructure	$92,953	58.5%	$81,332	70.8%	$11,621	14.3%
Transportation	31,889	20.1%	13,247	11.5%	18,642	140.7%
Power & Utilities	28,909	18.2%	18,075	15.7%	10,834	59.9%
Other Emerging Markets [1]	5,104	3.2%	2,206	2.0%	2,898	131.4%
Total:	$158,855	99.9%	$114,860	100.0%	$43,995	38.3%

Organic	$139,857	88.0%	$114,710	99.9%	$25,147	21.9%
Acquired [2]	18,998	12.0%	150	0.1%	18,848	16.4%
Total:	$158,855	100.0%	$114,860	100.0%	$43,995	38.3%
1Represents mining, water resources and other. Effective December 31, 2022, we reclassified renewables as power & utilities. For the six months ended June 30, 2022, $2.5 million of renewables revenue was reclassified accordingly for consistency.
2After four quarters post-closing, acquired revenue is reclassified as organic; this results in a change from previously reported numbers. McMahon Associates, Inc. has reached its full four quarter milestone and was reclassified as organic.
For the six months ended June 30, 2023, gross contract revenue from our building infrastructure market increased $11.6 million or 14.3% as compared to the six months ended June 30, 2022. Building Infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue is the result of organic growth and acquisitions. Within the building infrastructure market, 41.3% of gross contract revenue was derived from residential activities, 45.7% from commercial activities including in-building services, aviation related work, and 13.0% from municipal activities. Within residential, 45.8% of gross contract revenue was derived from for-sale homebuilding activity, 44.2% from residential multi-family and 10.1% from mixed use projects. While the homebuilding market shows signs of weakness, for-sale residential services represented just 10.7% of our total gross contract revenue for six months ended June 30, 2023. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market and expect it to represent most of our gross revenue for the remainder of 2023. We continue to experience strength in markets including data centers, quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.
For the six months ended June 30, 2023, revenue from transportation increased $18.6 million or 140.7% as compared to the six months ended June 30, 2022. The increase was principally attributable to the acquisition of McMahon Associates, Inc. Contract awards in transportation, such as Cook County DOT, Illinois DOT, and Illinois Tollway Authority along with clients such as TXDOT, MassDOT and PennDOT added through various acquisitions are beginning to generate meaningful new transportation revenue. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of renewable energy with traditional transmission infrastructure and the continued growth we are projecting in the clean energy transition, we are now consolidating renewable energy into the power and utilities category of our revenue mix and have adjusted historical balances accordingly. We will continue to disclose the impact of renewables as a part of the power and utilities market. Adjusted for the change, for the six months ended June 30, 2023, revenue from power and utilities increased $10.8 million or 59.9% as compared to the six months ended June 30, 2022. Renewable energy and energy transition represented approximately $5.5 million and $2.5 million of the adjusted power and utilities revenue for the six months ended June 30, 2023 and 2022, respectively. Including the recent acquisition of Richter, the additional increase in gross contract revenue from the power and utilities market is principally attributable to increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, along with additional increases derived from gas pipeline and electric transmission projects nationally. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our other emerging markets consist of mining, water resources, and other natural resources services. Adjusted for the change, for the six months ended June 30, 2023, revenue from emerging markets increased $2.9 million or 131.4% as compared to the six months ended June 30, 2022. Gross contract revenue in our emerging markets was 60.9% from mining activities where we have specialized in copper mining and 39.1% from water resources activities. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in renewable energy and energy transition.
For the six months ended June 30, 2023 and 2022, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 20.5% and 17.9% of our gross contract revenue, respectively. This increase is principally attributable to our acquisition program. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $21.9 million or 38.8% to $78.4 million for the six months ended June 30, 2023, as compared to $56.5 million for the six months ended June 30, 2022. For the six months ended June 30, 2023 and 2022, total contract costs represented 49.4% and 49.2% of total contract revenue, respectively. For the six months ended June 30, 2023 and 2022 total contract costs represented 55.5% and 54.3% of revenue attributable to our workforce, respectively (see Net Service Revenue).
Direct payroll costs increased $15.2 million or 33.3% to $60.9 million for the six months ended June 30, 2023, as compared to $45.7 million for the six months ended June 30, 2022. Direct payroll accounted for 77.7% of total contract costs for the six months ended June 30, 2023, a decrease of 3.3 percentage points as compared to 81.0% for the six months ended June 30, 2022.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $12.1 million or 36.4% to $45.3 million for the six months ended June 30, 2023 as compared to $33.2 million for the six months ended June 30, 2022. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the six months ended June 30, 2023 and 2022, direct labor costs represented 28.5% and 28.9% of gross contract revenue, respectively and represented 32.0% and 31.9% of the revenue attributable to our workforce, respectively.
Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $3.0 million or 23.8% to $15.6 million as compared to $12.6 million. This increase includes a $1.8 million increase in fringe benefits primarily due to the increase in overall labor. This increase also includes $1.2 million in increased non-cash compensation expense as several new stock awards were granted to management as well as employees in connection with acquisitions.

Sub-consultants and other direct expenses increased $6.8 million or 63.6% to $17.5 million for the six months ended June 30, 2023 as compared to $10.7 million for the six months ended June 30, 2022. For the six months ended June 30, 2023 and 2022, sub-consultant and other direct expenses represented 11.0% and 9.4% of gross contract revenue, respectively. This increase is not indicative of an anticipated long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.
Operating Expense
Total operating expense increased $24.0 million or 42.9% to $80.0 million for the six months ended June 30, 2023 as compared to $56.0 million for the six months ended June 30, 2022.
Selling, general and administrative expenses increased $21.1 million or 41.5% to $72.0 million for the six months ended June 30, 2023, as compared to $50.9 million for the six months ended June 30, 2022. Indirect labor increased $11.1 million or 54.4% to $31.5 million as compared to $20.4 million primarily due to an increase in staffing to accommodate growth. General overhead increased $5.5 million or 30.2% to $23.7 million as compared to $18.2 million due to increased costs associated with the overall growth of the company. Non-cash stock compensation increased $2.6 million or 49.1% to $7.9 million as compared to $5.3 million as several new stock awards were granted to Company leadership as well as employees in connection with acquisitions.
Depreciation and amortization increased $3.1 million or 59.6% to $8.3 million for the six months ended June 30, 2023 as compared to $5.2 million for the six months ended June 30, 2022. This increase is primarily due to an increase in leased assets and intangible assets. We continue to increase the use of our finance lease facility as we continue to grow. Intangible assets have increased due to multiple acquisitions throughout 2023. Gains on the sale of certain IT equipment and automobiles increased $0.2 million for the six months ended June 30, 2023.
Other (Income) Expense
Other expense increased by $0.9 million to $2.4 million of expense for the six months ended June 30, 2023 as compared to $1.5 million for the six months ended June 30, 2022. This increase is primarily attributable to an increase in interest expense due to an increase in finance leases, acquisitions and the line of credit.
Income Tax (Benefit) Expense
Income tax benefit for the six months ended June 30, 2023, increased $1.5 million to a $1.8 million benefit, as compared to $0.3 million benefit for the six months ended June 30, 2022, see note 2, Income Taxes. Our effective tax rate for the six months ended June 30, 2023, is 95.0% as compared to (37.9%) for the six months ended June 30, 2022.
Income (Loss) Before Tax and Net Income (Loss)
Income (loss) before tax increased by ($2.7) million for the six months ended June 30, 2023, to ($1.9) million of loss compared to $0.8 million income for the six months ended June 30, 2022. Net income (loss) increased by ($1.2) million to ($0.1) million for the six months ended June 30, 2023, as compared to $1.1 million for the six months ended June 30, 2022.
Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $37.3 million or 35.8% to $141.4 million for the six months ended June 30, 2023, as compared to $104.1 million for the six months ended June 30, 2022. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Gross contract revenue	$158,855	$114,860
Less: sub-consultants and other direct expenses	17,501	10,743
Net service billing	$141,354	$104,117

Net service billing as a percentage of gross contract revenue decreased 1.6% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.
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
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $5.7 million or 38.3% to $20.7 million for the six months ended June 30, 2023 as compared to $15.0 million for the six months ended June 30, 2022. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Net Service Billing	$141,354	$104,117	$37,237	35.8%

Net Income (loss)	$(97)	$1,137	$(1,234)	(108.5)%
+ interest expense	2,007	685	1,322	193.0%
+ depreciation & amortization	8,285	5,213	3,072	58.9%
+ tax expense	(1,839)	(306)	(1,533)	501.0%
EBITDA	$8,356	$6,729	$1,627	24.2%
+ non-cash stock compensation	11,322	7,274	4,048	55.7%
+ transaction related expenses	123	–	123	100.0%
+ settlements and other non-core expenses	113	215	(102)	(47.4)%
+ acquisition expenses	811	765	46	6.0%
Adjusted EBITDA	$20,725	$14,983	$5,742	38.3%
Adjusted EBITDA margin, net	14.7%	14.4%
For the six months ended June 30, 2023 and 2022, Adjusted EBITDA includes add backs of $11.3 million and $7.3 million, respectively, relating to non-cash stock compensation expenses resulting from the vesting of restricted stock awards. For the six months ended June 30, 2023, Adjusted EBITDA includes $0.8 million, respectively, relating to non-recurring acquisition expenses. For the six months ended June 30, 2022, Adjusted EBITDA also includes $1.0 million relating to non-recurring acquisition expense and a legal settlement.
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
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the six months ended June 30, 2023 and 2022, Adjusted EBITDA Margin, net was 14.7% and 14.4% respectively.

Backlog (other key performance metrics)
Backlog (other key performance metrics)
Our backlog increased $51.3 million or 21.3% to $294.7 million during the six months ended June 30, 2023, as compared to $243.4 million at December 31, 2022. Our backlog increased $89.1 million or 43.3% as compared to $205.6 million at June 30, 2022. At June 30, 2023 and December 31, 2022 our backlog was comprised as follows:

	June 30, 2023	December 31, 2022
Building Infrastructure	56%	51%
Transportation	25%	31%
Power & Utilities	16%	13%
Other Emerging Markets	3%	5%
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our Revolving Credit Facility, lease financing, proceeds from stock sales and other structured debt securities. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, acquisitions, and acquisition related payments. On June 30, 2023, we maintained a $50.0 million Revolving Credit Facility with Bank of America, our primary lender. Under the terms of our credit facility, available cash in our primary operating account sweeps against the outstanding balance every evening. Our cash on hand therefore generally consists of petty cash and other non-operating funds not included in the nightly sweep. Our cash on hand decreased by $3.5 million at June 30, 2023 as compared to December 31, 2022.
On August 2, 2023, the Company and certain of its subsidiaries, as guarantors, entered into a First Amendment to the Amended and Restated Credit Agreement dated as of November 11, 2022 with Bank of America, N.A. (the "Amended and Restated Agreement"). The First Amendment increased the maximum principal amount of the Revolving Credit Facility to $70 million, is secured by all the assets of the Company and the subsidiary guarantors and extended the maturity date of the Revolving Credit Facility to July 31, 2025. Under the Amended and Restated Agreement, the Company is required to comply with certain covenants, including covenant on indebtedness, investments, liens and restricted payments, as well as maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Amended and Restated Agreement).
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
We are actively pursuing acquisitions as part of our strategic growth initiative. At any given time, we are assessing multiple opportunities at varying stages of due diligence. These acquisition opportunities range in size, timing of closing, valuation, and composition of consideration. In connection with acquisitions, we use a combination of cash, bank financing, seller financing, and equity to satisfy the purchase price. Currently, we have several acquisitions under consideration. There can be no assurance that any opportunity in the process of being reviewed will close but we expect over time to utilize a meaningful portion of our current liquidity and capital resources for acquisitions. For a discussion of the acquisitions that were completed during the three months ended June 30, 2023, none of which were deemed significant, see Note 4 - Acquisitions.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flows (amounts in thousands)	2023	2022
Net cash provided by operating activities	$2,066	$4,268
Net cash used in investing activities	(15,647)	(8,099)
Net cash provided by financing activities	10,045	8,995
Change in cash, cash equivalents and restricted cash	(3,536)	5,164
Cash and cash equivalents, end of period	9,746	25,783
Operating Activities
During the six months ended June 30, 2023, net cash provided by operating activities was $2.1 million, which primarily consisted of ($0.1) million net loss, adjusted for stock-based compensation expense of $11.2 million, depreciation and amortization expense of $8.3 million, and deferred taxes of ($7.3) million, offset by a net cash outflow of ($10.1) million from changes in operating assets and liabilities. Cash provided by operating activities before changes in operating assets and liabilities was $12.4 million. We believe this is significant given our high rate of growth. The net outflow from changes in operating assets and liabilities was primarily due to a ($10.9) million decrease in accounts receivable, a ($4.2) million decrease in prepaid expenses and other assets, and ($4.7) million decrease in contract assets and liabilities, partially offset by a $9.5 million increase in accounts payable and accrued expenses.
During the six months ended June 30, 2022, net cash provided by operating activities was $4.3 million, which primarily consisted of our $1.1 million net profit, adjusted for stock-based compensation expense of $7.3 million, and depreciation and amortization expense of $5.2 million, offset by a net cash outflow of $9.5 million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $10.3 million increase in accounts receivable resulting from increased billing to our clients, and a $5.1 million increase in prepaid expenses and other assets, partially offset by a $5.9 million increase in accounts payable and accrued expenses
Investing Activities
Net cash used in investing activities increased by $7.5 million to $15.6 million for the six months ended June 30, 2023 as compared to $8.1 million for the six months ended June 30, 2022. The increase in net cash used for investing is primarily attributable to acquisitions that occurred in the first half of 2023.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2023 was $10.0 million compared to $9.0 million for the six months ended June 30, 2022, an increase of $1.0 million. The increase in net cash provided by financing is primarily attributable to the $21.2 million proceeds from the Revolving Credit Facility offset by an increase in repayments of notes payable of ($3.3) million during the six months ended June 30, 2023, compared to the $15.5 million from our common stock offering net of underwriting discounts commissions and other offering costs during the six months ended June 30, 2022.

Credit Facilities and Other Financing

As of June 30, 2023, we maintained a $50.0 million revolving credit facility (the “Revolving Credit Facility”) and two non-revolving credit facilities (“Fixed Line 1” and “Fixed Line 2”) pursuant to an Amended and Restated Credit Agreement (collectively with the Revolving Credit Facility, the “Credit Agreement”) with Bank of America, our primary lender. The Credit Agreement had a maturity date of September 30, 2024. Under the terms of the Revolving Credit Facility, available cash in our primary operating account sweeps against the outstanding balance every evening. As of June 30, 2023, the balance on this Revolving Credit Facility was $21.2 million.
On August 2, 2023, the Company and certain of its subsidiaries, as guarantors, entered into the First to Amended and Restated Agreement. The First Amendment increased the maximum principal amount of the Revolving Credit Facility to

$70 million, is secured by all the assets of the Company and the subsidiary guarantors and extended the maturity date of the Revolving Credit Facility to July 31, 2025. Under the Amended and Restated Agreement, the Company is required to comply with certain covenants, including covenant on indebtedness, investments, liens and restricted payments, as well as maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Amended and Restated Agreement).

The Credit Agreement is secured by all the assets of the Company and the subsidiary guarantors. Under the Credit Agreement, we are required to comply with certain covenants, including covenants on indebtedness, investments, liens and restricted payments, as well as to maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Credit Agreement). At June 30, 2023, we were in compliance with all covenants.
We utilize master lease facilities with Honour Capital LLC (“Honour”) and Enterprise Leasing (“Enterprise”). The Honour Capital lease facility finances our acquisition of IT infrastructure, geospatial and survey equipment, furniture and other long-lived assets. The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. At June 30, 2023, we maintained a fleet of approximately 400 vehicles. All of our leasing facilities allow for both operating and finance leasing. We allocate finance lease payments between amortization and interest. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $0.7 million per month. We utilize a third-party valuation specialist to formulate the incremental borrowing rates for the Company, to calculate the present value on new leases. On October 31, 2022, pursuant to a Bill of Sale among Huntington Technology Finance (“Huntington”), as Seller/Lessor, the Company, as Lessee, and Honour, as Buyer, approximately $9.5 million of equipment leased by the Company and financed by Huntington was purchased by Honour.
We regularly evaluate our options with respect to capital and our requirements for operations and growth. We do not limit our consideration to traditional bank financing, but rather include other structured debt and equity as option for additional capital.
For more information about our credit facilities, see Note 11 – Revolving Credit Facility and Fixed Credit Facilities.
Registration Statement
We have on file with the Securities and Exchange Commission (the “SEC”) a shelf registration statement on Form S-3, which enables us to issue shares of our common stock and preferred stock, warrants and rights to purchase any of such securities and/or debt securities, either individually or in units, in one or more offerings. We will file a prospectus supplement containing the amount and type of securities each time we issue securities under our shelf registration statement on Form S-3. No securities were issued under this registration statement through the date of this filing.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies relating to the use of estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC dated March 15, 2023.
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
During the three months ended June 30, 2023, we issued the following securities that were not registered under the Securities Act:
On April 3, 2023, we issued 75,784 shares of common stock at $29.00 per share, for a total of $2.2 million, as partial consideration for our acquisition of Richter & Associates, Inc.
On May 12, 2023, we issued 31,521 shares of common stock at $27.66 per share, for a total of $0.9 million, as partial consideration for our acquisition of Fisher Engineering, Inc.
On May 16, 2023, we issued 129,221 shares of common stock at $27.60 per share, for a total of $3.6 million, as partial consideration for our acquisition of Hole Montes, Inc.
On June 2, 2023, we issued 143,333 shares of common stock at $28.09 per share, for a total of $4.0 million, as partial consideration for our acquisition of MTX Surveying, LLC.
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
Issuer Purchase of Equity Securities
The following table summarizes the purchases of our common stock made by us during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
04/1/23 - 04/30/23	18,877	28.73	-	10,000,000
05/1/23 - 05/31/23	85,254	27.88	-	10,000,000
06/1/23 - 06/30/23	-	-	-	10,000,000
Total	104,131	28.04	-	10,000,000
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

The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. As of June 30, 2023, we have not repurchased any shares under this authorization.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.
As previously disclosed, on August 2, 2023, the Company and certain of its subsidiaries entered into an amendment to the Amended and Restated Credit Agreement dated November 11, 2022 with Bank of America, N.A. The Amendment extends the initial term of the Amended and Restated Credit Agreement to July 31, 2025 from September 30, 2024. In addition, the Amendment increases the maximum principal amount of the revolving line of credit to $70 million from $50 million. Under the Amendment, monthly payments of interest on the revolving line are based on Term SOFR, plus an applicable rate which varies between 2.10% and 2.60% based on the Company ratio of Funded Debt to EBITDA (as each is defined in the Amended and Restated Credit Agreement).
During the quarter ended June 30, 2023, the following officers and directors of Company each adopted a trading arrangement for the sale of securities of the Company’s common stock (each, a “10b5-1 Plan”) that is intended to satisfy the affirmative defense conditions of the Securities Exchange Rule Act 10b5-1(c).
On May 15, 2023, Michael Bruen, the Company’s Chief Operating Officer and Director, adopted a 10b5-1 Plan related to the sales of up to 30,000 shares of the Company’s common stock. Subject to the terms and conditions of Mr. Bruen’s 10b5-1 Plan, a brokerage firm may periodically effect the transactions from September 2023 through February 2024.
On May 17, 2023, Bruce Labovitz, the Company’s Chief Financial Officer, adopted a 10b5-1 Plan related to the sales of up to 38,000 shares of the Company’s common stock. Subject to the terms and conditions of Mr. Labovitz’s 10b5-1 Plan, a brokerage firm may periodically effect the transactions from August 2023 through March 2024.
On June 13, 2023, Raymond Vicks, Jr., an independent Director of the Company, adopted a 10b5-1 Plan related to the sales of up to 3,902 shares of the Company’s common stock. Subject to the terms and conditions of Mr. Vick’s 10b5-1 Plan, a brokerage firm may periodically effect the transactions from September 2023 through May 2024.
On June 16, 2023, Robert Hickey, the Company’s Chief Legal Officer and Secretary, terminated a 10b5-1 Plan that he had previously adopted on December 16, 2022. Mr. Hickey’s former plan related to the sale of up to 32,000 shares of common stock pursuant to the terns of the plan from June 2023 through May 2024. Subsequent to the termination, Mr. Hickey adopted a new 10b5-1 Plan which provides for the sale of up to 24,000 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from September 2023 through May 2024.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1*	First Amendment to Amended and Restated Credit Agreement dates as of August 2, 2023 among Bowman Consulting Group Ltd. certain subsidiaries thereof and Bank of America. N.A.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101:	XBRL.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

BOWMAN CONSULTING GROUP LTD.

Date: August 8, 2023	By:	/s/ Gary Bowman
Gary Bowman
President, CEO and Chairman (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Bruce Labovitz
Bruce Labovitz
Chief Financial Officer (Principal Financial Officer)