Form 10-Q
period 2023-09-30
Bowman Consulting Group Ltd.
filed 2023-11-07
CIK 1847590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of November 7, 2023, the registrant had 14,648,595 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$14,431	$13,282
Accounts receivable, net	85,229	64,443
Contract assets	28,904	16,321
Notes receivable - officers, employees, affiliates, current portion	934	1,016
Prepaid and other current assets	15,933	7,068
Total current assets	145,431	102,130
Non-Current Assets
Property and equipment, net	28,088	25,104
Operating lease, right-of-use assets	38,205	30,264
Goodwill	75,731	53,210
Notes receivable	903	903
Notes receivable - officers, employees, affiliates, less current portion	1,383	1,417
Other intangible assets, net	38,177	27,950
Deferred tax asset, net	24,893	13,759
Other assets	1,149	1,020
Total Assets	$353,960	$255,757
LIABILITIES AND EQUITY
Current Liabilities
Revolving Credit Facility	$22,379	$–
Accounts payable and accrued liabilities	43,499	40,293
Contract liabilities	7,911	6,370
Notes payable, current portion	10,257	10,168
Operating lease obligation, current portion	8,289	6,949
Finance lease obligation, current portion	6,396	5,297
Total current liabilities	98,731	69,077
Non-Current Liabilities
Other non-current obligations	32,441	356
Notes payable, less current portion	13,157	16,276
Operating lease obligation, less current portion	35,670	28,087
Finance lease obligation, less current portion	14,880	14,254
Pension and post-retirement obligation, less current portion	4,880	4,848
Total liabilities	$199,759	$132,898
Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	$–	$–
Common stock, $0.01 par value; 30,000,000 shares authorized; 17,164,788 shares issued and 14,634,602 outstanding, and 15,949,805 shares issued and 13,556,550 outstanding, respectively	171	159
Additional paid-in-capital	196,731	162,922
Accumulated other comprehensive income	546	578
Treasury stock, at cost; 2,530,186 and 2,393,255, respectively	(24,425)	(20,831)
Stock subscription notes receivable	(112)	(173)
Accumulated deficit	(18,710)	(19,796)
Total shareholders' equity	$154,201	$122,859
TOTAL LIABILITIES AND EQUITY	$353,960	$255,757
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Gross Contract Revenue	$94,434	$71,246	$253,290	$186,105
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	33,383	27,641	94,287	73,353
Sub-consultants and expenses	12,310	6,343	29,811	17,086
Total contract costs	45,693	33,984	124,098	90,439
Operating Expenses:
Selling, general and administrative	41,735	31,916	113,717	82,819
Depreciation and amortization	4,500	3,138	12,785	8,350
(Gain) on sale	(110)	(11)	(347)	(44)
Total operating expenses	46,125	35,043	126,155	91,125
Income from operations	2,616	2,219	3,037	4,541
Other expense	1,495	595	3,852	2,086
Income (loss) before tax expense	1,121	1,624	(815)	2,455
Income tax (benefit) expense	(62)	(1,773)	(1,901)	(2,079)
Net income	$1,183	$3,397	$1,086	$4,534
Earnings allocated to non-vested shares	146	504	$140	$731
Net income attributable to common shareholders	$1,037	$2,893	$946	$3,803
Earnings per share
Basic	$0.08	$0.26	$0.08	$0.36
Diluted	$0.08	$0.25	$0.07	$0.34
Weighted average shares outstanding:
Basic	12,814,971	11,304,946	12,304,751	10,669,221
Diluted	13,793,120	11,768,411	13,437,841	11,129,478
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$1,183	$3,397	$1,086	$4,534
Other comprehensive income
Pension and post-retirement adjustments	(11)	–	(32)	–
Other comprehensive income (loss)	(11)	–	(32)	–
Income tax provision related to items of other comprehensive income (loss)	–	–	–	–
Other comprehensive income (loss), net of tax	(11)	–	(32)	–
Comprehensive income, net of tax	$1,172	3,397	$1,054	4,534
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended September 30, 2023 and 2022
(Amounts in thousands except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2022	15,602,433	$156	$152,039	(2,338,618)	$(19,857)	$–	$(230)	$(23,664)	$108,444
Issuance of new common shares in common stock offering	—	—	—	–	–	–	–	–	—
Issuance of new common shares	34,200	–	508	–	–	–	–	–	508
Purchase of treasury stock	–	–	–	—	—	–	–	–	—
Issuance of new common shares under stock compensation plan	56,427	1	(1)	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	30,049	–	405	–	–	–	–	–	405
Stock based compensation	–	–	4,015	–	–	–	–	–	4,015
Collection on stock subscription notes receivable	–	–	–	–	–	–	28	–	28
Net Income	–	–	–	–	–	–	–	3,397	3,397
Balance at September 30, 2022	15,723,109	$157	$156,966	(2,338,618)	$(19,857)	$–	$(202)	$(20,267)	$116,797

Balance at June 30, 2023	17,130,179	$171	$189,351	(2,529,886)	$(24,417)	$557	$(125)	$(19,893)	$145,644
Issuance of new common shares	–	–	7	–	–	–	–	–	7
Purchase of treasury stock	–	–	–	(300)	(8)	–	–	–	(8)
Issuance of new common shares under stock compensation plan	25,849	–	—	–	–	–	–	–	—
Cancellation of common shares under stock compensation plan	(31,632)	–	—	–	–	–	–	–	—
Issuance of new common shares under employee stock purchase plan	16,391	–	393	–	–	–	–	–	393
Stock based compensation	–	–	6,645	–	–	–	–	–	6,645
Collections on stock subscription notes receivable	–	–	–	–	–	–	13	–	13
Exercises of conversion feature of convertible note	24,001	–	335	–	–	–	–	–	335
Other comprehensive loss, net of tax	–	–	–	–	–	(11)	–	–	(11)
Net Income	–	–	–	–	–	–	–	1,183	1,183
Balance at September 30, 2023	17,164,788	$171	$196,731	(2,530,186)	$(24,425)	$546	$(112)	$(18,710)	$154,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2023 and 2022
(Amounts in thousands except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2022	13,690,868	$137	$120,842	(2,201,289)	$(17,488)	$–	$(277)	$(24,801)	$78,413
Issuance of new common shares in common stock offering	1,057,500	11	15,464	–	–	–	–	–	15,475
Issuance of new common shares	520,829	5	8,617	–	–	–	–	–	8,622
Purchase of treasury stock	–	–	–	(137,329)	(2,369)	–	–	–	(2,369)
Issuance of new common shares under stock compensation plan	377,800	3	(3)	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	76,112	1	999	–	–	–	–	–	1,000
Stock based compensation	–	–	11,039	–	–	–	–	–	11,039
Collection on stock subscription notes receivable	–	–	–	–	–	–	75	–	75
Conversion of redeemable common stock to permanent equity	–	–	8	–	–	–	–	–	8
Net income	–	–	–	–	–	–	–	4,534	4,534
Balance at September 30, 2022	15,723,109	$157	$156,966	(2,338,618)	$(19,857)	$–	$(202)	$(20,267)	$116,797

Balance at January 1, 2023	15,949,805	$159	$162,922	(2,393,255)	$(20,831)	$578	$(173)	$(19,796)	$122,859
Issuance of new common shares	504,637	5	14,878	–	–	–	–	–	14,883
Purchase of treasury stock	–	–	–	(136,931)	(3,594)	–	–	–	(3,594)
Issuance of new common shares under stock compensation plan	646,488	6	(6)	–	–	–	–	–	–
Cancellation of common shares under stock compensation plan	(31,632)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	47,488	–	1,155	–	–	–	–	–	1,155
Stock based compensation	–	–	17,111	–	–	–	–	–	17,111
Collections on stock subscription notes receivable	–	–	–	–	–	–	61	–	61
Exercises of conversion feature of convertible note	48,002	1	671	–	–	—	–	–	672
Other comprehensive loss, net of tax	–	–	–	–	–	(32)	–	–	(32)
Net Income	–	–	–	–	–	–	–	1,086	1,086
Balance at September 30, 2023	17,164,788	$171	$196,731	(2,530,186)	$(24,425)	$546	$(112)	$(18,710)	$154,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net Income	$1,086	$4,534
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,172	6,366
Amortization of intangible assets	5,613	1,984
Gain on sale of assets	(347)	(44)
Bad debt	630	527
Stock based compensation	18,280	11,487
Accretion of discounts on notes payable	459	–
Deferred taxes	(11,134)	(833)
Deferred rent	–	(323)
Changes in operating assets and liabilities, net of acquisition of businesses
Accounts receivable	(14,581)	(12,356)
Contract assets	(8,118)	(104)
Prepaid expenses and other assets	(4,370)	(4,376)
Accounts payable and accrued expenses	19,752	5,122
Contract liabilities	(2,171)	186
Net cash provided by operating activities	12,271	12,170
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,081)	(901)
Fixed assets converted to lease financing	–	196
Proceeds from sale of assets and disposal of leases	347	54
Payments received under loans to shareholders	115	151
Acquisitions of businesses, net of cash acquired	(15,442)	(14,806)
Collections under stock subscription notes receivable	62	75
Net cash used in investing activities	(16,999)	(15,231)
Cash Flows from Financing Activities:
Proceeds from common stock offering, net of underwriting discounts and commissions and other offering costs	–	15,475
Borrowings under revolving credit facility	22,379	–
Repayments under fixed line of credit	(381)	(547)
Repayment under notes payable	(8,715)	(2,720)
Payments on finance leases	(4,989)	(4,575)
Payments for purchase of treasury stock	(3,594)	(2,368)
Proceeds from issuance of common stock	1,177	1,021
Net cash provided by financing activities	5,877	6,286
Net increase in cash and cash equivalents	1,149	3,225
Cash and cash equivalents, beginning of period	13,282	20,619
Cash and cash equivalents, end of period	$14,431	$23,844

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,815	$1,131
Cash paid for income taxes	$900	383
Non-cash investing and financing activities:
Property and equipment acquired under finance lease	$(6,724)	$(6,623)
Note payable converted to common shares	$(672)	$–
Issuance of notes payable for acquisitions	$(6,277)	$(16,059)
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
The Company’s workforce typically provides the full scope of engineering and other contract services. However, with respect to certain specialty services or other compliance requirements within a particular contract, we may engage third-party sub-consultants. The Company’s headquarters is located in Reston, VA and the Company has over 80 offices throughout the United States and one office in Mexico.
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
Deferred offering costs consist primarily of accounting, legal and other fees related to the common stock offering. Prior to the offering, all deferred offering costs were capitalized within prepaid and other current assets in the consolidated balance sheet. No deferred offering costs were capitalized in the consolidated balance sheet as of September 30, 2023.
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
The Company can, at times, be subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the nine months ended September 30, 2023, or the year ended December 31, 2022. The Company’s customers are located throughout the United States. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.

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
As of September 30, 2023 and December 31, 2022:
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

Fair value measurements relating to our business combinations are made primarily using Level 3 inputs including discounted cash flow and to the extent applicable, Monte Carlo simulation techniques. Fair value for the identified intangible assets is generally estimated using inputs primarily for the income approach using the multiple period excess earnings method and the relief from royalties method. The significant assumptions used in estimating fair value include (i) revenue projections of the business, including profitability, (ii) attrition rates and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Other personal property assets, such as property, plant and equipment, are valued using the cost approach, which is based on replacement or reproduction costs of the asset less depreciation. The fair value of the contingent consideration is estimated using published treasury rates in the Wall St. Journal and discounting the present value along with other significant assumptions which include projections of revenue, and probabilities of meeting those projections.
Income Taxes
The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events recognized in the consolidated financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when the differences settle or become realized. Valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable or recoverable in the future. As of September 30, 2023, no valuation allowances are required, and all deferred tax assets are realizable.
The Company assesses uncertain tax positions to determine whether the position will more likely than not be sustained upon examination by the Internal Revenue Service or other taxing authorities. If the Company cannot reach a more-likely-than-not determination, no benefit is recorded. If the Company determines that the tax position is more likely than not to be sustained, the Company records the largest amount of benefit that is more likely than not to be realized when the tax position is settled. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Beginning January 1, 2022, the Tax Cuts and Jobs Act (TCJA) of 2017 eliminated the option to deduct research and development expenditures in the current year and now requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the TCJA, we have established a $24.2 million uncertain tax position related to capitalized and amortizable research and development ("R&D") costs as of the nine-month period ended September 30, 2023.

The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company’s effective tax rate for the nine months ended September 30, 2023 and 2022 was 233.4% and (84.7)%, respectively. Historically, the Company calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective rate for the full fiscal year to the year-to-date ordinary income or loss, excluding unusual or infrequently occurring discrete items. During the quarter ended September 30, 2023, the Company incurred unanticipated, non-reocurring current period expenses resulting in a quarterly loss while still anticipating annual projected income. Coupled with significant favorable R&D tax credits in both the quarter and projected for the year, the Company determined that utilizing the actual year-to-date financials resulted in a more reliable effective tax rate for quarter ending September 30, 2023.
Furthermore, the Company also recognized net discrete benefits of $1.5 million for the nine months ended September 30, 2023, as compared to net discrete benefit of $2.1 million for the nine months ended September 30, 2022. The discrete benefits are predominantly the result of a windfall tax benefit for restricted stock awards and other non-recurring adjustments. More specifically, the windfall tax adjustment for restricted stock awards recognized at a value higher than the grant date fair value is $2.1 million for the nine months ended September 30, 2023, and $0.5 million for the nine months ended September 30, 2022. In addition, the Company recognized a one-time adjustment to the state income taxes payable, resulting in $0.2 million net discrete expense. These factors increased the rate by 186.6% and reduced the rate by 85.3% for the quarters ended September 30, 2023, and September 30, 2022, respectively.
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
Recently Issued Accounting Guidance
Accounting guidance recently adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) to replace the incurred loss impairment methodology under U.S. GAAP. This ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which could result in earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model will require the Company to use a forward-looking expected credit loss impairment methodology for the recognition of credit losses for financial instruments at the time the financial asset is originated or acquired, and require a loss be incurred before it is recognized. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The new standard applies to accounts receivable, notes, and other financial instruments. This standard is effective for the Company beginning January 1, 2023. Adoption of ASU 2016-13 has been applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company adopted the new guidance starting January 1, 2023. The impact of this ASU is reflected in the consolidated financial statements and was not material.
The Company does not believe that any recently issued standards other than those noted above as material would have a material effect on its consolidated financial statements.

3. Earnings Per Share
Basic earnings per share is calculated by dividing net income attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2023 and 2022. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings of the Company. The dilutive effect of options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee Stock Purchase Plan is reflected in diluted earnings per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The dilutive effect of convertible debt is reflected in diluted earnings per share by application of the if-converted method. The Company uses the two-class method to determine earnings per share.
For calculating basic earnings per share, for the three and nine months ended September 30, 2023, the weighted average number of shares outstanding exclude 1,795,553 and 1,806,070 non-vested restricted shares and 7,273 and 8,501 unexercised substantive options. The computation of diluted earnings per share for the three and nine months ended September 30, 2023 did not assume the effect of restricted shares or substantive options because the effects were antidilutive.
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
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income	$1,183	$3,397	$1,086	$4,534
Earnings allocated to non-vested shares	146	504	140	731
Subtotal	$1,037	$2,893	$946	$3,803
Denominator
Weighted average common shares outstanding	12,814,971	11,304,946	12,304,751	10,669,221
Effect of dilutive nominal options	–	–	–	–
Effect of dilutive contingently earned shares	978,149	463,465	1,133,090	460,257
Dilutive average shares outstanding	13,793,120	11,768,411	13,437,841	11,129,478
Basic earnings per share	$0.08	$0.26	$0.08	$0.36
Dilutive earnings per share	$0.08	$0.25	$0.07	$0.34
4. Acquisitions
Business Combinations
Project Design Consultants, LLC.
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
The following summarizes the final calculations of the fair values of PDC assets acquired and liabilities assumed as of the acquisition date (in thousands):

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
For the three months ended September 30, 2023, the Company recorded no measurement period adjustments.
The purchase price allocation consists primarily of intangible assets. Identified intangible assets are comprised of customer relationships and contract rights of $7.5 million and $2.8 million, respectively, to be amortized over estimated useful lives of 10 years and 3 years, respectively. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes.
The purchase price allocation has been completed and the amounts are deemed final.
The consolidated financial statements of the Company include the results of operations since the date the business was acquired. The following table presents the results of operations of the acquired business from the date of acquisition for the three and nine months ended September 30, 2023 (in thousands):

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Gross Contract Revenue	$3,776	$10,779
Pre-tax Net Income	$1,100	$3,217
Anchor Consultants, LLC.
The Company signed a purchase agreement to acquire Anchor Consultants, LLC (“Anchor”), with an effective date of August 26, 2022. Anchor is an engineering firm based in Chadds Ford, PA specializing in the planning, permitting, design and construction management of infrastructure that forms the waterfront of the nation’s inland waterways. The Company paid total consideration of $4.0 million, which was comprised of cash, promissory notes, a convertible note and assumed liabilities. The promissory note bears a simple interest rate fixed at 5.50% with equal quarterly payments beginning on November 26, 2022 and ending on August 26, 2025. The convertible note bears a simple interest rate fixed at 5.50% and is convertible into shares of common stock at any time at a conversion price of $18.00 per share. Subject to the exercise of the conversion, the convertible note has quarterly payments of principal, interest or both beginning November 2022 and ending May 2027. For tax purposes, the acquisition was treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
The purchase price allocation consists primarily of goodwill and intangible assets, in the amount of $4.0 million. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes.
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
The purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration up to $3.0 million in the form of the Company's common stock, cash and a non-negotiable promissory note, based on certain financial performance thresholds measured quarterly from January 1, 2023 through June 30, 2025. The fair value of $0.5 million was recorded for the contingent liability as of September 30, 2023. The Company will continue to evaluate its estimated liability to the contingent consideration and adjust the balance as necessary.
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
For the three months ended September 30, 2023, the Company recorded no measurement period adjustments.
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
Richter & Associates, Inc.
In the second quarter of 2023, the Company signed a purchase agreement to acquire Richter & Associates, Inc. (“Richter”), with an effective date of April 3, 2023. Richter is a professional firm based in Rockville, MD. The Company paid total consideration of $5.2 million which was comprised of 75,784 shares of common stock, at $29.00 per share, for a total of $2.2 million, plus $3.0 million in cash, promissory note and assumed liabilities. The shares are subject to a six-month lock-up. The promissory note bears a simple interest rate fixed at 11.00%. The promissory note is payable in equal quarterly payments of principal and interest beginning on July 3, 2023 and ending April 3, 2025. For tax purposes, the acquisition was treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
For the three months ended September 30, 2023, the Company recorded measurement period adjustments of $0.6 million in contract liabilities, $0.3 million in intangible assets, with a corresponding reduction in the purchase price of $0.2 million and a $0.7 million adjustment to goodwill.
The purchase price allocation consists primarily of goodwill and intangible assets in the amount of $3.6 million. This is based upon preliminary information that is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes.
The Company has not completed its final assessment of the fair values of Richter’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill and intangible assets.
Fisher Engineering, Inc.
In the second quarter of 2023, the Company signed a purchase agreement to acquire Fisher Engineering, Inc. (“Fisher”), with an effective date of May 12, 2023. Fisher is a professional firm with offices throughout the United States. The Company paid total consideration of $5.0 million which was comprised of 31,521 shares of common stock, at $27.66 per share, for a total of $0.9 million, plus $4.1 million in cash, promissory note and assumed liabilities. The shares are subject to a six-month lock-up. The promissory note bears a simple interest rate fixed at 8.25%. The promissory note is payable in equal quarterly payments of principal and interest beginning on August 12, 2023 and ending May 12, 2026. For tax purposes, the acquisition was treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
The purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration up to $2.0 million in the form of cash and a promissory note, based on certain financial performance thresholds measured yearly from May 1, 2023 through April 30, 2026. The fair value of $1.8 million was recorded for the contingent liability as of September 30, 2023. The Company will continue to evaluate its estimated liability to the contingent consideration and adjust the balance as necessary.
For the three months ended September 30, 2023, the Company recorded measurement period adjustment of $0.5 million in intangibles assets with a corresponding reduction in the purchase price of $0.2 million and an increase in goodwill of $0.3 million. The change did not result in a change to operating income.
The purchase price allocation consists primarily of goodwill and intangible assets of $6.2 million. This is based upon preliminary information that is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes.
The Company has not completed its final assessment of the fair values of Fisher’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill and intangible assets.
Hole Montes, Inc.
In the second quarter of 2023, the Company signed a purchase agreement to acquire Hole Montes, Inc. (“Hole Montes”), with an effective date of May 16, 2023. Hole Montes is a professional firm based in Naples and Fort Myers, FL. The Company paid total consideration of $7.3 million, which was comprised of 129,221 shares of common stock, at $27.60 per share, for a total of $3.6 million, plus $3.7 million in cash, two promissory notes, and assumed liabilities. The shares are subject to a six-month lock-up. The two promissory notes bears a simple interest rate fixed at 8.25%. The first promissory note is payable in equal quarterly payments of principal and interest beginning on August 16, 2023 and ending November 16, 2025. The second promissory note will be payable in one installment of principal and interest due on March 1, 2024. For tax purposes, the acquisition was treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
The purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration up to $0.9 million in the form of the Company's common stock, cash and a non-negotiable promissory note, based on certain financial performance thresholds measured quarterly from April 1, 2023 through September 30, 2024. The fair value of $0.9 million was recorded for the contingent liability as of September 30, 2023. The Company will continue to evaluate its estimated liability to the contingent consideration and adjust the balance as necessary.
For the three months ended September 30, 2023, the Company recorded measurement period adjustment of $0.4 million in intangibles assets with a corresponding reduction in the purchase price of $0.1 million and an increase in goodwill of $0.5 million. The change did not result in a change to operating income.
The purchase price allocation consists primarily of goodwill and intangible assets of $7.1 million. This is based upon preliminary information that is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes.
The Company has not completed its final assessment of the fair values of Hole Montes’ assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill and intangible assets.

MTX Surveying, LLC
In the second quarter of 2023, the Company signed a purchase agreement to acquire MTX Surveying, LLC (“MTX”), with an effective date of June 2, 2023. MTX is a professional firm based in Marshall, TX. The Company paid total consideration of $11.1 million, which was comprised of 143,333 shares of common stock, at $28.09 per share, for a total of $4.0 million, plus $7.1 million in cash, promissory note, and assumed liabilities. The shares are subject to a six-month lock-up. The promissory note bears a simple interest rate fixed at 5.00%. The promissory note is payable in equal quarterly payments of principal and interest beginning on September 2, 2023 and ending June 2, 2026. For tax purposes, the acquisition was treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
The purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration up to $3.0 million in the form of the Company's common stock, cash and a non-negotiable promissory note, based on certain financial performance thresholds measured quarterly from July 1, 2023 through December 31, 2024. The fair value of $3.0 million was recorded for the contingent liability as of September 30, 2023. The Company will continue to evaluate its estimated liability to the contingent consideration and adjust the balance as necessary.
For the three months ended September 30, 2023, the Company recorded measurement period adjustment of $1.3 million in intangibles assets, with a corresponding reduction in the purchase price of $0.7 million and a $0.6 million increase in goodwill. The change did not result in a change to operating income.
The purchase price allocation consists primarily of goodwill and intangible assets of $12.1 million. This is based upon preliminary information that is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes.
The Company has not completed its final assessment of the fair values of MTX’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill and intangible assets.
Advanced Applied Engineering, Inc. dba Infrastructure Engineers
In the second quarter of 2023, the Company signed a purchase agreement to acquire Advanced Applied Engineering, Inc. (“Infrastructure”), with an effective date of June 12, 2023. Infrastructure is a professional firm based in Brea, CA. The Company paid total consideration of $8.1 million, which was comprised of 141,794 shares of common stock, at $29.81 per share, for a total of $4.2 million, plus $3.9 million in cash, promissory note, and assumed liabilities. The shares are subject to a six-month lock-up. The promissory note bears a simple interest rate fixed at 8.25%. The promissory note is payable in equal quarterly payments of principal and interest beginning on September 12, 2023 and ending December 12, 2024. For tax purposes, the acquisition was treated as an asset acquisition, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting.
The purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration up to $1.5 million in the form of the Company's common stock and a non-negotiable promissory note, based on certain financial performance thresholds measured quarterly from July 1, 2023 through December 31, 2024. The fair value of $1.5 million was recorded for the contingent liability as of September 30, 2023. The Company will continue to evaluate its estimated liability to the contingent consideration and adjust the balance as necessary.
For the three months ended September 30, 2023, the Company recorded measurement period adjustment of $0.4 million in goodwill and intangibles assets, $0.1 million in accounts payable and other current liabilities with a corresponding decrease in the purchase price of $0.4 million. The change did not result in a change to operating income.
The purchase price allocation consists primarily of goodwill and intangible assets of $9.5 million. This is based upon preliminary information that is subject to change when additional information is obtained. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes.

The Company has not completed its final assessment of the fair values of MTX’s assets acquired and liabilities assumed. The final purchase allocation could result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill and intangible assets.
Results from Acquisitions
The condensed consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of companies acquired during 2023 from their respective dates of acquisition for the three and nine months ended September 30, 2023 (in thousands):

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Gross Contract Revenue[1]	$10,737	$16,505
Pre-tax Net Income	$1,476	$3,416
1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.

The following table presents the unaudited, pro forma condensed consolidated results of operations for the three and nine months ended September 30, 2023 and September 30, 2022 assuming that the companies acquired in the second quarter of 2023, described above, occurred on January 1, 2022. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2023
	2023	2022	2023	2022
Gross Contract Revenue[2]	$105,172	$81,649	$287,828	$217,318
Pre-tax Net Income	$1,533	$5,357	$4,935	$5,263
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
5. Disaggregation of Revenue and Contract Balances
The Company disaggregates revenues by contract type, see Revenue Recognition in Note 2 for further details. For the three and nine months ended September 30, 2023, the Company derived 87.9% and 88.7% of its revenue from contracts classified as lump sum, and 12.1% and 11.3% of its revenue from time and material contracts, respectively. The Company had approximately $220.4 million in remaining performance obligations as of September 30, 2023 of which it expects to recognize approximately 91.6% within the next twelve months and the remaining 8.4% in the next twelve to twenty-four months.

Disaggregated revenues by contract type were as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
Fixed fee	$82,997	87.9%	$66,518	93.4%	$224,751	88.7%	$174,590	93.8%
Time-and-materials	11,437	12.1%	4,728	6.6%	28,539	11.3%	11,515	6.2%
Gross contract revenue	$94,434	100.0%	$71,246	100.0%	$253,290	100.0%	$186,105	100.0%
The Company recognized $0.2 million and $2.9 million of revenue for the three and nine months ended September 30, 2023, respectively, which was included in the contract liabilities balance as of December 31, 2022, and $1.1 million and $2.5 million of revenue for the three and nine months ended September 30, 2022, respectively, which was included in the contract liabilities balance as of December 31, 2021.
6. Contracts in Progress
The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$308,777	$279,173
Estimated contract earnings in excess of costs incurred	458,947	398,791
Estimated contract earnings to date	767,724	677,964
Less: billed to date	(746,731)	(668,013)
Net contract assets	$20,993	$9,951
7. Notes Receivable
The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The following is a summary of these notes receivable (in thousands):

	September 30, 2023	December 31, 2022
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 0.0% - 5.5%. The notes receivable mature through December 2024.	$2,317	$2,433
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2023.[1]	903	903
Total:	3,220	3,336
Less: current portion
Officers, employees and affiliates	(934)	(1,016)
Noncurrent portion	$2,286	$2,320
1Notes initiated prior to the Company's initial public offering.
Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. During the nine months ended September 30, 2023, interest accrued on the notes receivable at the stipulated rates between 0.0% and 5.50%.

8. Property and Equipment, Net
Property and equipment for fixed assets are as follows (in thousands):

	September 30, 2023	December 31, 2022
Computer equipment	$2,224	$2,101
Survey equipment	5,409	5,088
Vehicles	1,852	1,032
Furniture and fixtures	2,448	2,398
Leasehold improvements	8,723	7,727
Software	387	316
Fixed assets pending lease financing [1]	1,275	181
Total:	22,318	18,843
Less: accumulated depreciation	(14,190)	(12,319)
Property and Equipment, net of finance leased assets	$8,128	$6,524
1assets acquired which will be re-financed under the Company's finance lease facilities
Depreciation expense for fixed assets for the three and nine months ended September 30, 2023 was $0.7 million and $1.9 million, respectively. Depreciation expense for fixed assets for the three and nine months ended September 30, 2022 was $0.5 million and $1.1 million, respectively.
Property and equipment for finance leased assets are as follows (in thousands):

	September 30, 2023	December 31, 2022
Equipment	$19,359	$16,256
Vehicles	9,030	6,787
Total:	28,389	23,043
Less: accumulated amortization on leased assets	(8,429)	(4,463)
Finance Leased Assets, net	$19,960	$18,580
Amortization expense for finance leased assets for the three and nine months ended September 30, 2023 was $1.8 million and $5.3 million, respectively. Amortization expense for finance leased assets for the three and nine months ended September 30, 2022 was $1.9 million and $5.3 million, respectively.
9. Goodwill
Changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance as of December 31, 2022	$53,210
Goodwill Acquired	22,521
Balance as of September 30, 2023	$75,731
There were no impairments of goodwill during the periods presented.

10. Intangible Assets
Total intangible assets consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$34,854	$(4,300)	$30,554	$23,595	$(2,330)	$21,265
Contract rights	11,761	(6,017)	5,744	7,281	(2,416)	4,865
Leasehold	314	(90)	224	187	(48)	139
Domain name	281	–	281	281	–	281
Licensing rights	1,374	–	1,374	1,400	–	1,400
Total	$48,584	$(10,407)	$38,177	$32,744	$(4,794)	$27,950
The domain name and licensing rights acquired for a total of $1.7 million, have indefinite useful lives.
The following table summarizes the weighted average useful lives of intangible assets by asset class used for straight-line expense purposes:

	September 30, 2023	December 31, 2022
Customer relationships	10.50	11.97
Contract rights	1.01	2.47
Leasehold	4.89	8.05
Amortization expense for the three and nine months ended September 30, 2023 was $1.9 million and $5.6 million, respectively. Amortization expense for the three and nine months ended September 30, 2022 was $0.7 million and $2.0 million, respectively.
Future amortization for the remainder of 2023 and for the succeeding years is as follows (in thousands):

2023	2,287
2024	6,923
2025	3,620
2026	3,116
2027	3,030
Thereafter	17,546
Total	$36,522
11. Revolving Credit Facility and Fixed Credit Facilities
The Company has one revolving credit facility (the “Revolving Credit Facility”) and three non-revolving credit facilities (“Fixed Line #1”, " Fixed Line #2” and “Fixed Line #4” collectively, the “Fixed Lines”) with Bank of America, N.A. On September 30, 2023 and September 30, 2022, the interest rate on the Revolving Credit Facility was 9.60% and 2.11%, respectively. All outstanding principal on the Revolving Credit Facility is due on September 30, 2024. On September 30, 2023 and December 31, 2022, there was $22.4 million and no outstanding balance on the Revolving Credit Facility, respectively.
On November 11, 2022, the Company and certain of its subsidiaries, as guarantors, entered into an Amended and Restated Credit Agreement with Bank of America, N.A. (the "Amended and Restated Agreement") as well as an Amended and Restated Pledge and Security Agreement. The Amended and Restated Agreement increased the maximum principal amount of the Revolving Credit Facility to $50 million, is secured by all the assets of the Company and the subsidiary guarantors and has a maturity date of September 30, 2024. Under the Amended and Restated Agreement, the Company is required to comply with certain covenants, including covenant on indebtedness, investments, liens and restricted payments, as well as maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Amended and Restated Agreement). On August 2, 2023, the Company entered into a First Amendment to the Amended and Restated Credit Agreement whereby the maximum principal amount of the Revolving Credit Facility was increased to $70 million, the term was extended to July 31, 2025, and certain provisions relating to interest rate spreads and used fees were modified.
Fixed Line #1 had a maximum advance of $1.0 million and does not allow for re-borrowings and is included in Notes Payable (see Note 12). The Company pays interest on a monthly basis at a rate equal to SOFR Simple APR plus 2.0%. On September 30, 2023 and 2022, the interest rate was 7.06% and 4.96%, respectively. Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2018, the Company was obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in August 2023. As of September 30, 2023, Fixed Line #1 was paid in full and there was no outstanding balance. As of December 31, 2022, the outstanding balance on Fixed Line #1 was $0.1 million.
Fixed Line #2 had a maximum advance of $1.0 million, and does not allow for re-borrowings and is included in Notes Payable (see Note 12). Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2020, the Company was obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in September 2025. On each of September 30, 2023 and December 31, 2022, the outstanding balance on Fixed Line #2 was $0.4 million and $0.5 million, respectively.
Facility #4 is a term loan with a principal loan amount of $1.0 million and is included in Notes Payable (see Note 12). The loan was to be repaid over thirty-six equal monthly installments beginning April 13, 2020, through maturity on March 13, 2023. The interest rate on this loan was 3.49%. As of September 30, 2023, Facility #4 was paid in full and there was no outstanding balance. As of December 31, 2022, the outstanding balance on Facility #4 was $0.1 million.
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
Interest expense on the Revolving Credit Facility and Fixed Lines totaled $0.5 million and $0.7 million during the three and nine months ended September 30, 2023, respectively. Interest expense on the Revolving Credit Facility and Fixed Lines totaled $11,000 and $31,000 during the three and nine months ended September 30, 2022, respectively.

12. Notes Payable
Notes payable consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Related parties:
[1]Shareholders and Owners of Acquired Entities - Interest accrues annually at rates ranging from 3.25% - 11.00% annually. The notes payable mature on various dates through June 2026.	17,820	19,649
Convertible Notes Payable - Interest accrues annually at rates ranging from 4.75% - 7.00% annually. The convertible notes payable mature on various dates through May 2027.	6,003	6,675
Unrelated third parties:
Note payable for purchase of software and vehicles	33	55
Note payable for purchase of intangible asset	50	50
Fixed line notes payable - see note 11	393	773
Discounts on notes payable issued as consideration in acquisitions:
[1]Shareholders and Owners of acquired entities	(885)	(758)
Total	23,414	26,444
Less: current portion	(10,257)	(10,168)
Noncurrent portion	$13,157	$16,276
1Includes notes payable to all owners irrespective of current relationship with the Company
The Company’s Chairman and Chief Executive Officer guarantees certain of the notes payable, and certain of the notes payable are subordinate to the terms of the Credit Agreement disclosed in Note 11.
Interest expense attributable to the notes payable totaled $0.5 million and $1.5 million for the three and nine months ended September 30, 2023, respectively. Interest expense attributable to the notes payable totaled $0.2 million and $0.4 million for the three and nine months ended September 30, 2022, respectively.
Future principal payments on notes payable for remainder of 2023 and succeeding years are as follows (in thousands):

2023	$2,633
2024	10,929
2025	6,901
2026	2,700
2027	1,136
Thereafter	–
Total	$24,299
Convertible Notes Payable
In July 2022, the Company issued a $4.0 million 4.75% unsubordinated convertible note with a maturity date in July 2027 as partial consideration for the acquisition of PDC (Note 4). The convertible note is convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $14.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note is payable in quarterly payments of principal, interest or both beginning in October 2022 and ending in April 2027. At any time, upon ten business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. Elections were made by the holders, and as of September 30, 2023, $0.7 million of the note was converted to 48,002 shares of common stock at $14.00 per share.
In August 2022, the Company issued a $1.1 million 5.50% unsubordinated convertible note with a maturity date in May 2027 as partial consideration for the acquisition of Anchor (Note 4). The convertible note is convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $18.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note has quarterly payments of principal, interest or both beginning in November 2022 and ending in May 2027. At any time, upon ten business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of September 30, 2023, there has been no election by the holders to convert any portions of the convertible note to common stock.
In December 2022, the Company issued a $1.6 million 7.00% unsubordinated convertible note with a maturity date in September 2027 as partial consideration for the acquisition of H2H (Note 4). The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $18.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note has quarterly payments of principal, interest or both beginning in December 2024 and ending in September 2027. At any time, upon ten business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of September 30, 2023, there has been no election by the holders to convert any portions of the convertible note to common stock.
13. Pension and Post-retirement Benefit Obligations
The Company sponsors various non-qualified defined benefit pension plans in the U.S. (the "Plan"). Individual benefits under the Plan generally are based on the employee’s years of creditable service and compliance with non-competes. The plan is unfunded and there are no plan assets.
The following table details the components of net periodic benefit costs for the Company's pension plan for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Components of net periodic benefit cost:
Service (income) costs	$(33)	$–	$31	$–
Interest costs	112	–	205	–
Amortization of net gain	(11)	–	(32)	–
Net periodic benefit cost	$68	$–	$204	$–
There are no required minimum contributions for the pension plans.
14. Related Party Transactions
The Company leases commercial office space from BCG Chantilly, LLC (BCC), an entity in which Mr. Bowman, Mr. Bruen and Mr. Hickey collectively own a 63.6% interest. As of September 30, 2023 and December 31, 2022 there were no amounts due to or receivables due from BCC. Rent expense for each of the three and nine months ended

September 30, 2023 was $21,000 and $0.1 million, respectively. Rent expense for each of the three and nine months ended September 30, 2022 was $21,000 and $0.1 million, respectively.
Bowman Lansdowne Development, LLC (BLD) is an entity in which Mr. Bowman has an ownership interest. On each of September 30, 2023 and December 31, 2022, the Company’s notes receivable included $0.5 million from BLD, with a maturity date of January 31, 2024.
Lansdowne Development Group, LLC (LDG) is an entity in which BLD has a minority ownership interest. On each of September 30, 2023 and December 31, 2022, our accounts receivable included $0.1 million, due from LDG. On September 30, 2023 and December 31, 2022, notes receivable included $0.4 million and $0.4 million, respectively from LDG, with a maturity date of January 31, 2024.
Bowman Realty Investments 2010, LLC (BR10) is an entity in which Mr. Bowman has an ownership interest. On each of September 30, 2023 and December 31, 2022, the Company’s notes receivable included $0.2 million, from BR10, with a maturity date of January 31, 2024.
Alwington Farm Developers, LLC (AFD) is an entity in which BR10 has a minority ownership interest. On each of September 30, 2023 and December 31, 2022, notes receivable included $1.2 million, from AFD, with a maturity date of December 31, 2024.
MREC Shenandoah VA, LLC (“MREC Shenandoah”) is an entity in which Lake Frederick Holdings, LLC (“Lake Frederick Holdings”) owns a 92% interest and Shenandoah Station Partners LLC, an entity owned in part by BLD and in part by Bowman Realty Investments 2013 LLC "Bowman Realty" (BR13), owns an 8% interest. Mr. Bowman owns a 100% interest in, and is the manager of, Lake Frederick Holdings. Mr. Bowman is the sole member of Bowman Realty 2013 (BR13). Since 2020, the Company has provided engineering services to MREC Shenandoah in exchange for cash payments. During the three and nine months ended September 30, 2023, and 2022 the Company invoiced $0.1 million and $0.2 million, respectively, and received payments of $38,000 and $0.2 million, respectively.
During the nine months ended September 30, 2023 and 2022, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $42,000 and $0.1 million, respectively. These entities were billed $44,000 and $0.1 million, respectively.
Gregory Bowman, the son of Mr. Bowman, is a full-time employee of the Company. Gregory Bowman was paid $0.1 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.
On each of September 30, 2023 and December 31, 2022, the Company was due $0.1 million and $0.2 million, respectively, from shareholders under the terms of stock subscription notes receivable.
On September 30, 2023 and December 31, 2022, the Company owed $0.1 million and $0.2 million, respectively, to a retired shareholder and former director in connection with a 2015 acquisition.
On September 30, 2023 and December 31, 2022, the Company owed certain of our current and former shareholders $13.5 million and $11.5 million, respectively. The notes result from repurchases of stock from shareholders upon termination of employment and promissory notes issued in connection with acquisitions.
In August 2022, the Company agreed to reimburse Mr. Bowman at a fixed hourly rate for the business use of an aircraft owned by Sunrise Asset Management, a company owned 100% by Mr. Bowman. The Company paid $0.1 million for the nine months ended September 30, 2023.
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

The following table summarizes the stock issuance activity under the ESPP for the nine months ended September 30, 2023 (in thousands, except share data):

September 30, 2023
Total purchase price paid by employees for shares sold	$1,155

Number of shares sold	47,488
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
For the nine months ended September 30, 2023, no new options were granted.
A summary of the status of stock options exercised, including the substantive options discussed in Note 3, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	10,030	$5.99
Granted	–	–
Exercised	(3,570)	5.97
Expired or cancelled	–	–
Outstanding at September 30, 2023	6,460	$6.01
The following summarizes information about options outstanding and exercisable at January 1, 2023 and September 30, 2023:

	Options Outstanding and Exercisable
	Exercise Price	Total Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Total Exercisable
December 31, 2022	$6.28	10,030	5.0	$5.99	10,030
September 30, 2023	$6.28	6,460	5.0	$6.01	6,460
The intrinsic value of these options on September 30, 2023 and December 31, 2022 was $21.75 and $15.57, respectively.
The Company received cash payments of $21,341 from the exercise of options under the Stock Option Plan in the nine months ended September 30, 2023.

The Company did not record any compensation costs related to stock options during the three and nine months ended September 30, 2023.
As of September 30, 2023, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.
Restricted Stock
Effective May 11, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The Plan is administered by the Board through which they can issue restricted stock awards. As of September 30, 2023, 4,128,557 shares of common stock are authorized and reserved for issuance under the Plan. This reserve automatically increases on each January 1, for the duration of the Plan, in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year. The Plan supersedes and replaces any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.
During the nine months ended September 30, 2023, the Board granted 646,488 shares of restricted stock under the Plan. The shares have a vesting period of up to four years during which there are certain restrictions as described in the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the shares on such date, or if there are no sales on such date, on the next preceding day on which there were sales.
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
During the nine months ended September 30, 2023 no new restricted stock awards were granted under the Stock Bonus Plan.
The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2023	1,837,309	14.33
Granted	646,488	28.83
Vested	(663,104)	12.24
Cancelled	(31,632)	19.94
Outstanding at September 30, 2023	1,789,061	17.79
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
During the nine months ended September 30, 2023, the compensation committee approved the grants of 245,710 performance-based stock units to certain executive officers of the Company under the Officers LTIP. The performance based restricted stock units are subject to a market condition, with a vesting period of 2.91 years. The number of units earned is based on total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the components of a custom peer group during the performance period from February 10, 2023 to December 31, 2025. The performance stock units are valued using a Monte Carlo simulation with model inputs of opening average share value, valuation date stock price, expected volatilities, correlation coefficient, risk-free interest rate, and expected dividend yield for the Company and the custom peer group.

The following table summarizes the activity of performance stock units subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2023	447,429	12.95
Granted	245,710	22.94
Vested	–	–
Cancelled	–	–
Outstanding at September 30, 2023	693,139	16.49
The Company recognizes forfeitures as they occur.
As of September 30, 2023, the Company had 2,482,200 shares underlying unvested stock awards that vest between October 1, 2023 and December 31, 2027.
The future expense of the unvested awards for the remainder of 2023 and succeeding years is as follows (in thousands):

2023	$5,993
2024	15,682
2025	7,215
2026	753
Thereafter	21
Total	$29,664
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
The following tables present our balance sheet information related to leases:

		As of	As of
(Amounts in thousands)	Balance Sheet Classification	September 30, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease, right-of-use assets	$38,205	$30,264
Finance lease assets	Property and equipment, net	$19,960	$18,580
Total lease assets		$58,165	$48,844
Liabilities:
Current:
Operating lease liabilities	Operating lease obligation, current portion	$(8,289)	$(6,949)
Finance lease liabilities	Finance lease obligation, current portion	$(6,396)	$(5,297)
Total current lease liabilities		$(14,685)	$(12,246)
Non-current:
Operating lease liabilities	Operating lease obligation, less current portion	$(35,670)	$(28,087)
Finance lease liabilities	Finance lease obligation, less current portion	$(14,880)	$(14,254)
Total non-current lease liabilities		$(50,550)	$(42,341)

The following tables present selected financial information:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease cost
Amortization of right-of-use assets	$2,973	$2,226	$8,179	$5,904
Finance lease cost:
Amortization of right-of-use assets	1,826	1,895	5,273	5,296
Interest on lease liabilities	367	243	1,090	682
Sublease Income	(27)	–	(49)	–
Total lease cost	$5,139	$4,364	$14,493	$11,882

	Nine Months Ended
(Amounts in thousands)	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$13,427	$11,153
Operating cash flows from finance leases	1,089	682
Financing cash flows from finance leases	4,944	4,645
Right-of-use assets obtained in exchange for new operating leases	14,226	32,061
Right-of-use assets obtained in exchange for new finance leases	6,716	7,178

	As of	As of
	September 30, 2023	December 31, 2022
Weighted average remaining lease term (in years):
Operating leases	5.32	5.62
Finance leases	2.88	3.28
Weighted average discount rates:
Operating leases	6.9%	7.1%
Finance leases	7.4%	7.4%
Future minimum commitments under leases for the succeeding years are as follows (in thousands):

(Amounts in thousands)
Year ending December 31,	Operating Lease	Finance Lease
2023 (three months remaining)	$2,786	$2,076
2024	10,738	7,456
2025	10,050	7,189
2026	8,471	3,748
2027	7,383	616
Thereafter	13,572	–
Total lease payments	$53,000	$21,085
Less: Amounts representing interest	$(9,041)	$(2,562)
Total lease liabilities	$43,959	$18,523
The above table is exclusive of the $2.8 million bargain purchase price associated with the $21.3 million total liability to finance leases as presented on the consolidated balance sheet.
17. Subsequent Events
On October 2, 2023, the Company completed the acquisition of substantially all of the assets of Excellence Engineering, LLC pursuant to the Asset Purchase Agreement, dated September 22, 2023 (the “Agreement”), among the Company, Excellence Engineering, LLC, and a key member. The aggregate consideration was approximately $1.1 million which consisted of cash, common stock and promissory note, subject to adjustment. The Agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional purchase price consideration on certain financial performance thresholds.
On October 12, 2023, the Company completed the acquisition of substantially all of the assets of Dennis Corporation pursuant to the Asset Purchase Agreement, dated October 12, 2023 (the “Agreement”), among the Company, Dennis Corporation, and shareholders. The aggregate consideration was approximately $3.7 million which consisted of cash, common stock and promissory note, subject to adjustment.
During the month of October 2023, under the "Stock Repurchase Program" the Company repurchased 28,404 shares of common stock at an average price of $25.94 bringing the total shares purchased under this program to 28,704. As of November 7, 2023, the Company has spent a total of $0.7 million and is authorized to spend up to an additional $9.3 million under this program.

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
Gross contract revenue for the three months ended September 30, 2023 and 2022 was $94.4 million and $71.2 million, respectively, representing year over year growth of 32.6%. Gross contract revenue derived from our workforce represented 87.0% and 91.1% of gross contract revenue for the three months ended September 30, 2023 and 2022, respectively (see Net service billing – non-GAAP below). Our net income for the three months ended September 30, 2023 and 2022 was $1.2 million and $3.4 million, respectively. Our Adjusted EBITDA for the three months ended September 30, 2023 and 2022 was $15.1 million on net income of $1.2 million and $9.6 million on net income of $3.4 million, respectively. (see Adjusted EBITDA – non-GAAP below)
Gross contract revenue for the nine months ended September 30, 2023 and 2022 was $253.3 million and $186.1 million, respectively, representing year over year growth of 36.1%. Gross contract revenue derived from our workforce represented 88.2% and 90.8% of gross contract revenue for the nine months ended September 30, 2023 and 2022, respectively (see Net service billing – non-GAAP below). Our net income for the nine months ended September 30, 2023 and 2022 was $1.1 million and $4.5 million, respectively. Our Adjusted EBITDA for the nine months ended September 30, 2023 and 2022 was $35.8 million on net income of $1.1 million and $24.6 million on net income of $4.5 million, respectively. (see Adjusted EBITDA – non-GAAP below)
Subsequent Events
On October 2, 2023, the Company completed the acquisition of substantially all of the assets of Excellence Engineering, LLC pursuant to the Asset Purchase Agreement, dated September 22, 2023 (the “Agreement”), among the Company, Excellence Engineering, LLC, and a key member. The aggregate consideration was approximately $1.1 million which consisted of cash, common stock and promissory note, subject to adjustment. The Agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional purchase price consideration on certain financial performance thresholds.
On October 12, 2023, the Company completed the acquisition of substantially all of the assets of Dennis Corporation pursuant to the Asset Purchase Agreement, dated October 12, 2023 (the “Agreement”), among the Company, Dennis Corporation, and shareholders. The aggregate consideration was approximately $3.7 million which consisted of cash, common stock and promissory note, subject to adjustment.
During the month of October 2023, under the "Stock Repurchase Program" the Company repurchased 28,404 shares of common stock at an average price $25.94 bringing the total shares purchased under this program to 28,704. As of November 7, 2023, the Company has spent a total of $0.7 million and is authorized to spend up to an additional $9.3 million under this program.
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
Components of Income and Expense
Revenue
We generate revenue from services performed by our employees, pass-through fees from sub-consultants, and reimbursable contract costs. On our consolidated financial statements, we report gross revenue, which represents total revenue billed to customers excluding taxes collected from customers. Gross revenue less revenue derived from pass-through sub-consultant fees, reimbursable expenses and other direct expenses represents our net service billing, or that portion of our gross revenue attributable to services performed by our employees. Our peers use the calculation underlying net service billing to normalize peer performance assessments and provide meaningful insight into trends over time. Refer to — Other Financial Data, Non-GAAP measurements and Key Performance Indicators below for further discussion of the use of this non-GAAP financial measure.
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
We enter into contracts that contain two types of pricing characteristics:
Hourly contracts, also referred to as time and materials, are common for professional and technical consulting assignments both short-term and multi-year in duration. Under these types of contracts, there is no predetermined maximum fee and we generally experience no risk associated with cost overruns. For hourly contracts, we negotiate billing rates and charge our customers based upon the actual hours expended toward a deliverable. These contracts may have not-to-exceed parameters requiring us to receive additional authorizations from our customer to continue working, but we likewise do not have to continue working without assurances of payment for such additional work. Hourly assignments represented approximately $11.4 million and $28.5 million or 12% and 11% of our gross contract revenue for each of the three and nine months ended September 30, 2023, respectively. For each of the three and nine months ended September 30, 2022, hourly assignments represented approximately $4.7 million and $11.5 million or 7% and 6% of our gross contract revenue, respectively.

Lump sum contracts, also referred to as fixed fee, typically require the performance of some, or all, of the obligations under the contract for a specified amount, subject to price adjustments only if the scope of the project changes or unforeseen requirements arise. Our fixed fee contracts generally include a specific scope of work and defined deliverables. Lump sum contracts can involve both hourly and fixed fee tasks. Most of our assignments are lump sum in nature representing approximately $83.0 million and $224.8 million or 88% and 89% of our gross contract revenue for the three and nine months ended September 30, 2023, respectively. For each of the three and nine months ended September 30, 2022, assignments that are lump sum in nature represented approximately $66.5 million and $174.6 million or 93% and 94% of our gross contract revenue, respectively. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that is performed at risk with no documented customer commitment.
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
Adjusted EBITDA
We view Adjusted EBITDA, which is a non-GAAP financial measure, as an important indicator of normalized performance. We define Adjusted EBITDA as net income before interest expense, income taxes and depreciation and amortization, plus discontinued expenses, non-core legal settlements and other costs not in the ordinary course of business, non-cash stock-based compensation, and other acquisition related adjustments such as professional fees, fair value adjustments and working capital adjustments. Our peers may define Adjusted EBITDA differently.
Adjusted EBITDA Margin, net
Adjusted EBITDA Margin, net, which is a non-GAAP financial measure, represents Adjusted EBITDA, as defined above, as a percentage of net service billings, as defined above.

Results of Operations
Combined results of operations
The following represents our condensed consolidated results of operations for periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Gross contract revenue	$94,434	$71,246	$253,290	$186,105
Contract costs (exclusive of depreciation and amortization)	45,693	33,984	124,098	90,439
Operating expense	46,125	35,043	126,155	91,125
Income from operations	2,616	2,219	3,037	4,541
Other expense	1,495	595	3,852	2,086
Income tax expense (benefit)	(62)	(1,773)	(1,901)	(2,079)
Net income	$1,183	$3,397	$1,086	$4,534
Net margin	1.3%	4.8%	0.4%	2.4%
Other financial information [1]
Net service billing	$82,124	$64,903	$223,479	$169,019
Adjusted EBITDA	15,057	9,624	35,783	24,606
Adjusted EBITDA margin, net	18.3%	14.8%	16.0%	14.6%
1Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below.
Three months ended September 30, 2023 as compared to the three months ended September 30, 2022
Gross Contract Revenue
Gross contract revenue for the three months ended September 30, 2023, increased $23.2 million or 32.6% to $94.4 million as compared to $71.2 million for the three months ended September 30, 2022. For the three months ended September 30, 2023, gross contract revenue attributable to work performed by our workforce increased $17.2 million, or 26.5% to $82.1 million or 87.0% of gross contract revenue as compared to $64.9 million or 91.1% for the three months ended September 30, 2022 (see Net service billing – non-GAAP). Of the $23.2 million increase in gross contract revenue during the three months ended September 30, 2023, acquisitions represented $15.3 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic. For each measurement and comparison period, historical balances of acquired and organic revenue bases are adjusted to reflect revenue accordingly.

Changes in gross contract revenue disaggregated between our core and emerging end markets were as follows (in thousands other than percentages):

	For the Three Months Ended September 30,
Consolidated Gross Contract Revenue	2023	%GCR	2022	%GCR	Change	% Change
Building Infrastructure	$51,909	55.0%	$44,765	62.8%	$7,144	16.0%
Transportation	19,769	20.9%	13,218	18.6%	6,551	49.6%
Power & Utilities	18,586	19.7%	8,809	12.4%	9,777	111.0%
Other Emerging Markets [1]	4,170	4.4%	4,454	6.2%	(284)	(6.4)%
Total:	$94,434	100.0%	$71,246	100.0%	$23,188	32.5%

Organic	$79,003	83.7%	$71,078	99.8%	$7,925	11.1%
Acquired [2]	15,431	16.3%	168	0.2%	15,263	n/a
Total:	$94,434	100.0%	$71,246	100.0%	$23,188	32.5%
1Represents mining, water resources and other. Effective December 31, 2022, we reclassified renewables as power & utilities. For the three months ended September 30, 2022, $1.9 million of renewables revenue was reclassified accordingly for consistency.
2After four quarters post-closing, acquired revenue is reclassified as organic; this results in a change from previously reported numbers.
For the three months ended September 30, 2023, gross contract revenue from our building infrastructure market increased $7.1 million or 16.0% as compared to the three months ended September 30, 2022. Building Infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue is the result of organic growth and acquisitions. Within the building infrastructure market, 34.4% of gross contract revenue was derived from residential activities, 50.7% from commercial activities including in-building services, aviation related work, and 14.9% from municipal activities. Within residential, 7.1% of gross contract revenue was derived from for-sale homebuilding activity, 42.7% from residential multi-family and 50.2% from mixed use projects. While the homebuilding market shows signs of weakness, for-sale residential services represented 2.4% of our total gross contract revenue for the three months ended September 30, 2023. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market and expect it to represent most of our gross revenue for the remainder of 2023. We continue to experience strength in markets including data centers, quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.
For the three months ended September 30, 2023, revenue from transportation increased $6.5 million or 49.6% as compared to the three months ended September 30, 2022. The increase was principally attributable to the acquisition of McMahon Associates, Inc. Contract awards in transportation, such as Cook County DOT, Illinois DOT, and Illinois Tollway Authority along with clients such as TXDOT, MassDOT and PennDOT added through various acquisitions are beginning to generate meaningful new transportation revenue. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of renewable energy with traditional transmission infrastructure and the continued growth we are projecting in the clean energy transition, we are now consolidating renewable energy into the power and utilities category of our revenue mix and have adjusted historical balances accordingly. We will continue to disclose the impact of renewables as a part of the power and utilities market. Adjusted for the change, for the three months ended September 30, 2023, revenue from power and utilities increased $9.8 million or 111.0% as compared to the three months ended September 30, 2022. Renewable energy and energy transition represented approximately $0.7 million and $1.8 million of the adjusted power and utilities revenue for the three months ended September 30, 2023 and 2022, respectively. Including the recent acquisition of Richter, the additional increase in gross contract revenue from the power and utilities market is principally attributable to increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, along with additional increases derived from gas pipeline and electric transmission projects nationally. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.

Our other emerging markets consist of mining, water resources, and other natural resources services. Adjusted for the change, for the three months ended September 30, 2023, revenue from emerging markets decreased $0.3 million or (6.4%) as compared to the three months ended September 30, 2022. Gross contract revenue in our emerging markets was 42.5% from mining activities where we have specialized in copper mining and 57.2% from water resources activities. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in renewable energy and energy transition.
For the three months ended September 30, 2023 and 2022, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 14.8% and 17.5% of our gross contract revenue, respectively. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $11.7 million or 34.4% to $45.7 million for the three months ended September 30, 2023, as compared to $34.0 million for the three months ended September 30, 2022. For the three months ended September 30, 2023 and 2022, total contract costs represented 48.4% and 47.7% of total contract revenue, respectively. For the three months ended September 30, 2023 and 2022 total contract costs represented 55.6% and 52.4% of revenue attributable to our workforce, respectively (see Net Service Billing).
Direct payroll costs increased $5.8 million or 21.0% to $33.4 million for the three months ended September 30, 2023, as compared to $27.6 million for the three months ended September 30, 2022. Direct payroll accounted for 73.1% of total contract costs for the three months ended September 30, 2023, a decrease of 8.3 percentage points as compared to 81.3% for the three months ended September 30, 2022.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $4.4 million or 21.0% to $25.4 million for the three months ended September 30, 2023 as compared to $21.0 million for the three months ended September 30, 2022. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the three months ended September 30, 2023 and 2022, direct labor costs represented 26.9% and 29.5% of gross contract revenue, respectively and represented 30.9% and 32.4% of the revenue attributable to our workforce, respectively.
Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $1.3 million or 19.4% to $8.0 million as compared to $6.7 million. This increase includes a $1.0 million increase in payroll taxes and health care as well as a $0.3 million increase in personal leave, primarily due to the increase in overall labor.
Sub-consultants and other direct expenses increased $6.0 million or 95.2% to $12.3 million for the three months ended September 30, 2023 as compared to $6.3 million for the three months ended September 30, 2022. For the three months ended September 30, 2023 and 2022, sub-consultant and other direct expenses represented 13.0% and 8.9% of gross contract revenue, respectively. This increase is not indicative of an anticipated long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.
Operating Expense
Total operating expense increased $11.1 million or 31.7% to $46.1 million for the three months ended September 30, 2023 as compared to $35.0 million for the three months ended September 30, 2022.
Selling, general and administrative expenses increased $9.8 million or 30.7% to $41.7 million for the three months ended September 30, 2023, as compared to $31.9 million for the three months ended September 30, 2022. Indirect labor increased $4.7 million or 32.6% to $19.1 million as compared to $14.4 million primarily due to an increase in staffing to accommodate growth. General overhead increased $2.7 million or 25.7% to $13.2 million as compared to $10.5 million due to increased costs associated with the overall growth of the company. Non-cash stock compensation increased $2.1 million or 72.4% to $5.0 million as compared to $2.9 million as several new stock awards were granted to Company leadership as well as employees in connection with acquisitions.

Depreciation and amortization increased $1.4 million or 45.2% to $4.5 million for the three months ended September 30, 2023 as compared to $3.1 million for the three months ended September 30, 2022. This increase is primarily due to an increase in leased assets and intangible assets. We continue to increase the use of our finance lease facility as we continue to grow. Intangible assets have increased due to multiple acquisitions throughout 2023. Gains on the sale of certain IT equipment and automobiles increased $0.1 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.
Other (Income) Expense
Other expense increased by $0.9 million to $1.5 million of expense for the three months ended September 30, 2023 as compared to $0.6 million for the three months ended September 30, 2022. This increase is primarily attributable to an increase in interest expense of $1.0 million due to an increase in finance leases.
Income Tax (Benefit) Expense
Income tax benefit for the three months ended September 30, 2023, decreased $1.7 million to a $0.1 million benefit, as compared to $1.8 million benefit for the three months ended September 30, 2022, see note 2, Income Taxes. Our effective tax rate for the three months ended September 30, 2023, is (5.5)% as compared to (36.8)% for the three months ended September 30, 2022. Unlike previous reporting periods, for this reporting period the income tax provision was computed on a year-to-date final results basis since it provided a more reliable estimate, see note 2, Income Taxes.
Income (Loss) Before Tax and Net Income)
Income before tax decreased by $0.5 million for the three months ended September 30, 2023, to $1.1 million of income compared to $1.6 million for the three months ended September 30, 2022. Net income decreased by $2.2 million to $1.2 million for the three months ended September 30, 2023, as compared to $3.4 million for the three months ended September 30, 2022.
Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $17.2 million or 26.5% to $82.1 million for the three months ended September 30, 2023, as compared to $64.9 million for the three months ended September 30, 2022. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Three Months Ended September 30,
	2023	2022
Gross contract revenue	$94,434	$71,246
Less: sub-consultants and other direct expenses	12,310	6,343
Net service billing	$82,124	$64,903
Net service billing as a percentage of gross contract revenue decreased 4.1% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.
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

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $5.4 million or 56.5% to $15.1 million for the three months ended September 30, 2023 as compared to $9.6 million for the three months ended September 30, 2022. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Net Service Billing	$82,124	$64,903	$17,221	26.5%

Net Income	$1,183	$3,397	$(2,214)	(65.2)%
+ interest expense	1,538	538	1,000	185.9%
+ depreciation & amortization	4,500	3,138	1,362	43.4%
+ tax expense	(62)	(1,773)	1,711	(96.5)%
EBITDA	$7,159	$5,300	$1,859	35.1%
+ non-cash stock compensation	7,158	4,214	2,944	69.9%
+ transaction related expenses	63	–	63	100.0%
+ settlements and other non-core expenses	560	–	560	100.0%
+ acquisition expenses	117	110	7	6.4%
Adjusted EBITDA	$15,057	$9,624	$5,433	56.5%
Adjusted EBITDA margin, net	18.3%	14.8%
For the three months ended September 30, 2023 and 2022, Adjusted EBITDA includes add backs of $7.2 million and $4.2 million, respectively, relating to non-cash stock compensation expenses resulting from the vesting of restricted stock awards. For the three months ended September 30, 2023 and 2022, Adjusted EBITDA also includes $0.1 million and $0.1 million, respectively, relating to non-reocurring acquisition expenses such as professional fees, fair value adjustments and working capital adjustments. For the three months ended September 30, 2023, Adjusted EBITDA includes add backs of $0.6 million of legal settlement and severance expenses.
Pursuant to the accounting for business combinations, we have up to one year from the date of closing to finalize the purchase accounting for an acquisition. From time to time, adjustments are made which impact the treatment of assets, liabilities and expenses associated with acquisitions. Non-reocurring costs specifically allocatable to an acquisition are treated as add-backs to adjusted EBITDA in the period recognized.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the three months ended September 30, 2023 and 2022, Adjusted EBITDA Margin, net was 18.3% and 14.8% respectively.
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022
Gross Contract Revenue
Gross contract revenue for the nine months ended September 30, 2023, increased $67.2 million or 36.1% to $253.3 million as compared to $186.1 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, gross contract revenue attributable to work performed by our workforce increased $54.5 million, or 32.2% to $223.5 million or 88.2% of gross contract revenue as compared to $169.0 million or 90.8% of gross contract revenue for the nine months ended September 30, 2022 (see Net service billing – non-GAAP). Of the $67.2 million increase in gross contract revenue during the nine months ended September 30, 2023, acquisitions represented $26.9 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic. For each measurement and comparison period, historical balances of acquired and organic revenue bases are adjusted to reflect revenue accordingly.

Changes in gross contract revenue disaggregated between our core and emerging end markets were as follows (in thousands other than percentages):

	For the Nine Months Ended September 30,
Consolidated Gross Contract Revenue	2023	%GCR	2022	%GCR	Change	% Change
Building Infrastructure	$144,862	57.2%	$126,093	67.8%	$18,769	14.9%
Transportation	51,658	20.4%	26,464	14.2%	25,194	95.2%
Power & Utilities	47,481	18.7%	24,370	13.1%	23,111	94.8%
Other Emerging Markets [1]	9,289	3.7%	9,178	4.9%	111	1.2%
Total:	$253,290	100.0%	$186,105	100.0%	$67,185	36.1%

Organic	$226,240	89.3%	$185,937	99.9%	$40,303	21.7%
Acquired [2]	27,050	10.7%	168	0.1%	26,882	n/a
Total:	$253,290	100.0%	$186,105	100.0%	$67,185	36.1%
1Represents mining, water resources and other. Effective December 31, 2022, we reclassified renewables as power & utilities. For the nine months ended September 30, 2022, $4.4 million of renewables revenue was reclassified accordingly for consistency.
2After four quarters post-closing, acquired revenue is reclassified as organic; this results in a change from previously reported numbers.
For the nine months ended September 30, 2023, gross contract revenue from our building infrastructure market increased $18.8 million or 14.9% as compared to the nine months ended September 30, 2022. Building Infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue is the result of organic growth and acquisitions. Within the building infrastructure market, 38.3% of gross contract revenue was derived from residential activities, 47.7% from commercial activities including in-building services, aviation related work, and 14.0% from municipal activities. Within residential, 9.2% of gross contract revenue was derived from for-sale homebuilding activity, 44.3% from residential multi-family and 46.5% from mixed use projects. While the homebuilding market shows signs of weakness, for-sale residential services represented just 3.5% of our total gross contract revenue for six months ended September 30, 2023. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market and expect it to represent most of our gross revenue for the remainder of 2023. We continue to experience strength in markets including data centers, quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.
For the nine months ended September 30, 2023, revenue from transportation increased $25.2 million or 95.2% as compared to the nine months ended September 30, 2022. The increase was principally attributable to the acquisition of McMahon Associates, Inc. Contract awards in transportation, such as Cook County DOT, Illinois DOT, and Illinois Tollway Authority along with clients such as TXDOT, MassDOT and PennDOT added through various acquisitions are beginning to generate meaningful new transportation revenue. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of renewable energy with traditional transmission infrastructure and the continued growth we are projecting in the clean energy transition, we are now consolidating renewable energy into the power and utilities category of our revenue mix and have adjusted historical balances accordingly. We will continue to disclose the impact of renewables as a part of the power and utilities market. Adjusted for the change, for the nine months ended September 30, 2023, revenue from power and utilities increased $23.1million or 94.8% as compared to the nine months ended September 30, 2022. Renewable energy and energy transition represented approximately $8.4 million and $4.2 million of the adjusted power and utilities revenue for the nine months ended September 30, 2023 and 2022, respectively. Including the recent acquisition of Richter, the additional increase in gross contract revenue from the power and utilities market is principally attributable to increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, along with additional increases derived from gas pipeline and electric transmission projects nationally. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our other emerging markets consist of mining, water resources, and other natural resources services. Adjusted for the change, for the nine months ended September 30, 2023, revenue from emerging markets increased $0.1 million or 1.2% as compared to the nine months ended September 30, 2022. Gross contract revenue in our emerging markets was 52.6% from mining activities where we have specialized in copper mining and 47.2% from water resources activities. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in renewable energy and energy transition.
For the nine months ended September 30, 2023 and 2022, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 12.8% and 11.1% of our gross contract revenue, respectively. This increase is principally attributable to our acquisition program. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $33.7 million or 37.3% to $124.1 million for the nine months ended September 30, 2023, as compared to $90.4 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, total contract costs represented 49.0% and 48.6% of total contract revenue, respectively. For the nine months ended September 30, 2023 and 2022 total contract costs represented 55.5% and 53.5% of revenue attributable to our workforce, respectively (see Net Service Billing).
Direct payroll costs increased $20.9 million or 28.5% to $94.3 million for the nine months ended September 30, 2023, as compared to $73.4 million for the nine months ended September 30, 2022. Direct payroll accounted for 76.0% of total contract costs for the nine months ended September 30, 2023, a decrease of 5.1 percentage points as compared to 81.1% for the nine months ended September 30, 2022.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $16.4 million or 30.3% to $70.6 million for the nine months ended September 30, 2023 as compared to $54.2 million for the nine months ended September 30, 2022. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the nine months ended September 30, 2023 and 2022, direct labor costs represented 27.9% and 29.1% of gross contract revenue, respectively and represented 31.6% and 32.1% of the revenue attributable to our workforce, respectively.
Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $4.5 million or 23.4% to $23.7 million as compared to $19.2 million. This increase includes a $2.4 million increase in fringe benefits primarily due to the increase in overall labor. This increase also includes $2.1 million in increased non-cash compensation expense as several new stock awards were granted to management as well as employees in connection with acquisitions.
Sub-consultants and other direct expenses increased $12.7 million or 74.3% to $29.8 million for the nine months ended September 30, 2023 as compared to $17.1 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, sub-consultant and other direct expenses represented 11.8% and 9.2% of gross contract revenue, respectively. This increase is not indicative of an anticipated long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.
Operating Expense
Total operating expense increased $35.1 million or 38.5% to $126.2 million for the nine months ended September 30, 2023 as compared to $91.1 million for the nine months ended September 30, 2022.
Selling, general and administrative expenses increased $30.9 million or 37.3% to $113.7 million for the nine months ended September 30, 2023, as compared to $82.8 million for the nine months ended September 30, 2022. Indirect labor increased $15.8 million or 45.4% to $50.6 million as compared to $34.8 million primarily due to an increase in staffing to accommodate growth. General overhead increased $8.3 million or 29.0% to $36.9 million as compared to $28.6 million due to increased costs associated with the overall growth of the company. Non-cash stock compensation increased $4.7 million or 56.6% to $13.0 million as compared to $8.3 million as several new stock awards were granted to Company leadership as well as employees in connection with acquisitions.
Depreciation and amortization increased $4.4 million or 52.4% to $12.8 million for the nine months ended September 30, 2023 as compared to $8.4 million for the nine months ended September 30, 2022. This increase is primarily due to an increase in leased assets and intangible assets. We continue to increase the use of our finance lease facility as we continue to grow. Intangible assets have increased due to multiple acquisitions throughout 2023. Gains on the sale of certain IT equipment and automobiles increased $0.3 million for the nine months ended September 30, 2023.
Other (Income) Expense
Other expense increased by $1.8 million to $3.9 million of expense for the nine months ended September 30, 2023 as compared to $2.1 million for the nine months ended September 30, 2022. This increase is primarily attributable to an increase in interest expense due to an increase in finance leases, acquisitions and the line of credit.
Income Tax (Benefit) Expense
Income tax benefit for the nine months ended September 30, 2023, decreased $0.2 million to a $1.9 million benefit, as compared to $2.1 million benefit for the nine months ended September 30, 2022, see note 2, Income Taxes. Our effective tax rate for the nine months ended September 30, 2023, is 233.3% as compared to (84.7%) for the nine months ended September 30, 2022. Unlike previous reporting periods, for this reporting period the income tax provision was computed on a year-to-date final results basis since it provided a more reliable estimate, see note 2, Income Taxes.
Income (Loss) Before Tax and Net Income
Loss before tax increased by $3.3 million for the nine months ended September 30, 2023, to $0.8 million of loss compared to $2.5 million income for the nine months ended September 30, 2022. Net income decreased by $3.4 million to $1.1 million for the nine months ended September 30, 2023, as compared to $4.5 million for the nine months ended September 30, 2022.
Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $54.5 million or 32.2% to $223.5 million for the nine months ended September 30, 2023, as compared to $169.0 million for the nine months ended September 30, 2022. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Gross contract revenue	$253,290	$186,105
Less: sub-consultants and other direct expenses	29,811	17,086
Net service billing	$223,479	$169,019
Net service billing as a percentage of gross contract revenue decreased 2.6% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.
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

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $11.2 million or 45.4% to $35.8 million for the nine months ended September 30, 2023 as compared to $24.6 million for the nine months ended September 30, 2022. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net Service Billing	$223,479	$169,019	$54,460	32.2%

Net Income	$1,086	$4,534	$(3,448)	(76.0)%
+ interest expense	3,545	1,223	2,322	189.9%
+ depreciation & amortization	12,785	8,350	4,435	53.1%
+ tax expense	(1,901)	(2,079)	178	(8.6)%
EBITDA	$15,515	$12,028	$3,487	29.0%
+ non-cash stock compensation	18,480	11,487	6,993	60.9%
+ transaction related expenses	186	–	186	100.0%
+ settlements and other non-core expenses	674	215	459	213.5%
+ acquisition expenses	928	876	52	5.9%
Adjusted EBITDA	$35,783	$24,606	$11,177	45.4%
Adjusted EBITDA margin, net	16.0%	14.6%
For the nine months ended September 30, 2023 and 2022, Adjusted EBITDA includes add backs of $18.5 million and $11.5 million, respectively, relating to non-cash stock compensation expenses resulting from the vesting of restricted stock awards. For the nine months ended September 30, 2023, Adjusted EBITDA includes $1.6 million relating to legal settlement, severance expenses and non-reocurring acquisition expenses such as professional fees, fair value adjustments and working capital adjustments. For the nine months ended September 30, 2022, Adjusted EBITDA also includes $1.1 million relating to non-recurring acquisition expense and legal settlement.
Pursuant to the accounting for business combinations, we have up to one year from the date of closing to finalize the purchase accounting for an acquisition. From time to time, adjustments are made which impact the treatment of assets, liabilities and expenses associated with acquisitions. Non-reocurring costs specifically allocatable to an acquisition are treated as add-backs to adjusted EBITDA in the period recognized.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the nine months ended September 30, 2023 and 2022, Adjusted EBITDA Margin, net was 16.0% and 14.6% respectively.
Backlog (other key performance metrics)
Backlog (other key performance metrics)
Our backlog increased $55.4 million or 22.8% to $298.8 million during the nine months ended September 30, 2023, as compared to $243.4 million at December 31, 2022. Our backlog increased $68.4 million or 29.7% as compared to

$230.4 million at September 30, 2022. At September 30, 2023 and December 31, 2022 our backlog was comprised as follows:

	September 30, 2023	December 31, 2022
Building Infrastructure	54%	51%
Transportation	25%	31%
Power & Utilities	19%	13%
Other Emerging Markets	2%	5%
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our Revolving Credit Facility, lease financing, proceeds from stock sales and other structured debt securities. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, acquisitions, and acquisition related payments. On September 30, 2023, we maintained a $70.0 million Revolving Credit Facility with Bank of America, our primary lender. Under the terms of our credit facility, available cash in our primary operating account sweeps against the outstanding balance every evening. Our cash on hand therefore generally consists of petty cash and other non-operating funds not included in the nightly sweep. Our cash on hand increased by $1.1 million at September 30, 2023 as compared to December 31, 2022.
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
On November 10, 2022, our board of directors authorized a program, to spend up to $10.0 million for the repurchase of our common stock. The common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. As of September 30, 2023, we have repurchased 300 shares of our common stock under this authorization.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flows (amounts in thousands)	2023	2022
Net cash provided by operating activities	$12,271	$12,170
Net cash used in investing activities	(16,999)	(15,231)
Net cash provided by financing activities	5,877	6,286
Change in cash, cash equivalents and restricted cash	1,149	3,225
Cash and cash equivalents, end of period	14,431	23,844
Operating Activities
During the nine months ended September 30, 2023, net cash provided by operating activities was $12.3 million, which primarily consisted of $1.1 million net income, adjusted for stock-based compensation expense of $18.3 million, depreciation and amortization expense of $12.8 million, and deferred taxes of ($11.1) million, offset by a net cash outflow of ($9.5) million from changes in operating assets and liabilities. Cash provided by operating activities before changes in operating assets and liabilities was $21.8 million. We believe this is significant given our high rate of growth. The net outflow from changes in operating assets and liabilities was primarily due to a $14.6 million increase in accounts receivable, a $4.4 million increase in prepaid expenses and other assets, and $10.3 million increase in contract assets and liabilities, partially offset by a $19.8 million increase in accounts payable and accrued expenses.

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
Investing Activities
Net cash used in investing activities increased by $1.8 million to $17.0 million for the nine months ended September 30, 2023 as compared to $15.2 million for the nine months ended September 30, 2022. The increase in net cash used for investing is primarily attributable to acquisitions that occurred in the first half of 2023.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2023 was $5.9 million compared to $6.3 million for the nine months ended September 30, 2022, an increase of $0.4 million. The increase in net cash provided by financing is primarily attributable to the $22.4 million proceeds from the Revolving Credit Facility offset by an increase in repayments of notes payable of ($8.7) million during the nine months ended September 30, 2023, compared to the $15.5 million from our common stock offering net of underwriting discounts commissions and other offering costs during the nine months ended September 30, 2022.

Credit Facilities and Other Financing

As of September 30, 2023, we maintained a $70.0 million revolving credit facility (the “Revolving Credit Facility”) and two non-revolving credit facilities (“Fixed Line 1” and “Fixed Line 2”) pursuant to an Amended and Restated Credit Agreement (collectively with the Revolving Credit Facility, the “Credit Agreement”) with Bank of America, our primary lender. The Credit Agreement had a maturity date of September 30, 2024. Under the terms of the Revolving Credit Facility, available cash in our primary operating account sweeps against the outstanding balance every evening. As of September 30, 2023, the balance on this Revolving Credit Facility was $22.4 million.

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
We utilize master lease facilities with Honour Capital LLC (“Honour”) and Enterprise Leasing (“Enterprise”). The Honour Capital lease facility finances our acquisition of IT infrastructure, geospatial and survey equipment, furniture and other long-lived assets. The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. At September 30, 2023, we maintained a fleet of approximately 400 vehicles. All of our leasing facilities allow for both operating and finance leasing. We allocate finance lease payments between amortization and interest. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $0.7 million per month. We utilize a third-party valuation specialist to formulate the incremental borrowing rates for the Company, to calculate the present value on new leases. On October 31, 2022, pursuant to a Bill of Sale among Huntington Technology Finance (“Huntington”), as Seller/Lessor, the Company, as Lessee, and Honour, as Buyer, approximately $9.5 million of equipment leased by the Company and financed by Huntington was purchased by Honour.
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
None
Issuer Purchase of Equity Securities
The following table summarizes the purchases of our common stock made by us during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
07/1/23 - 07/31/23	-	-	-	10,000,000
08/1/23 - 08/31/23	-	-	-	10,000,000
09/1/23 - 09/30/23	-	25.89	300	9,992,233
Total	-	25.89	300	9,992,233
(1) This column reflects shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2) On November 10, 2022, our board of directors authorized a program, to spend up to $10.0 million for the repurchase of our common stock. The common stock may be repurchased from time to time depending upon market conditions and may be purchased in the open market and through one or more trading plans designed to comply with Rule 10b5-1 under the Exchange Act. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. As of September 30, 2023, we have repurchased 300 shares of our common stock under this authorization.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None

Item 5. Other Information.

During the quarter ended September 30, 2023, the following officers of Company each adopted a trading arrangement for the sale of securities of the Company’s common stock (each, a “10b5-1 Plan”) that is intended to satisfy the affirmative defense conditions of the Securities Exchange Rule Act 10b5-1(c).

On September 11, 2023, Bruce Labovitz, the Company’s Chief Financial Officer, terminated a 10b5-1 Plan that he had previously adopted on May 17, 2023. Mr. Labovitz’s former plan related to the sales of up to 38,000 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from August 2023 through March 2024. On September 15, 2023, Mr. Labovitz adopted a new 10b5-1 Plan that provides for the sale of up to 19,000 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from December 2023 through January 2024.

On September 15, 2023, Gary Bowman, the Company’s Chief Executive Officer and Director, terminated trading arrangements that were entered into prior to the amendments to Rule 10b5-1. These were (i) a trading plan previously entered into on November 24, 2021 that related to sales of up to 80,000 shares of the Company’s common stock pursuant to the terms of the plan from September 2022 through August 2024, and (ii) a trading plan previously entered into on May 31, 2022 and amended on December 16, 2022 that related to sales of up to 80,000 shares of the Company’s common stock pursuant to the terms of the plan from September 2022 through December 2023. In addition, Mr. Bowman terminated the trading plan of Bowman Family Asset Management LLC (“BFAM”), an estate planning vehicle established to manage the investments of Mr. Bowman and his family and of which Mr. Bowman is manager. BFAM’s former plan was entered into on November 24, 2021 and related to the sale of up to 80,000 shares of the Company’s common stock pursuant to the terms of the plan from September 2022 through August 2024.

Subsequent to the termination, Mr. Bowman, individually and as manager of BFAM, adopted a new 10b5-1 Plan which provides for (i) with respect to Mr. Bowman, the sale of up to 80,000 shares the Company’s common stock pursuant to the terms of the 10b5-1 Plan from December 2023 through October 2024, and (ii) with respect to BFAM, the sale of up to 40,000 shares of Company common stock owned by BFAM pursuant to the terms of the 10b5-1 Plan from December 2023 through October 2024.
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

BOWMAN CONSULTING GROUP LTD.

Date: November 7, 2023	By:	/s/ Gary Bowman
Gary Bowman
President, CEO and Chairman (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Bruce Labovitz
Bruce Labovitz
Chief Financial Officer (Principal Financial Officer)