Form 10-K
period 2023-12-31
Bowman Consulting Group Ltd.
filed 2024-03-12
CIK 1847590

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant (based upon the closing price of the registrant’s common stock at that date as reported by the Nasdaq Global Market), excluding outstanding shares beneficially owned by directors and executive officers, was $351.3 million.
As of March 12, 2024, the registrant had 15,229,122 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2024 definitive Proxy Statement, which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Form 10-K

Auditor Firm Id:	00042	Auditor Name:	Ernst & Young LLP	Auditor Location:	Tysons, VA

Table of Content
i

Table of Content
Cautionary Statement about Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “could” or the negative of such terms or similar expressions. The absence of these words does not mean that a statement is not forward-looking. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, our expectations regarding our acquisitions and the anticipated impact on such acquisitions on our business, our intentions regarding integration of our acquired companies, including timing for such integrations; our intentions regarding our growth strategies and the focus of our acquisitions and resources, including the markets in which we intend to focus our growth initiatives; our expectations regarding opportunities for future growth and expansion; our expectations regarding organic growth in sales and strategies to expand our operating margins; our expectations regarding the use of our current liquidity and capital resources for acquisitions; our beliefs regarding our backlog growth as an indicator of our success; our belief regarding the resilience of our business; our belief that our sources of liquidity will be sufficient to fund our projected cash requirements and strategic initiatives for the next year; and our beliefs regarding our competitive strengths. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K.
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
•changes in demand from the customers that we serve;
•any material outbreak or material escalation of international hostilities, including developments in the conflict involving Russia and the Ukraine, or the Middle East and the economic consequences of related events such as the imposition of economic sanctions and resulting market volatility;
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
•the possibility that our contracts may be terminated by our customers;
•our ability to win new contracts and renew existing contracts on commercially reasonable terms or at all;
•competitive pressures and trends in our industry and our ability to successfully compete with our competitors;
•our dependence on a limited number of customers;
•our ability to complete projects timely, in accordance with our customers’ expectations, or profitably;
•our ability to successfully manage our growth strategy;

Table of Content
•our ability to raise capital in the future on commercially reasonable terms or at all;
•the credit and collection risks associated with our customers;
•our ability to comply with procurement laws and regulations;
•changes in laws, regulations, or policies that directly or indirectly impact our business and operations;
•weather conditions and seasonal revenue fluctuations that may adversely impact our financial results;
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
•significant influence by our largest stockholder, Gary Bowman, our President, Chairman and Chief Executive Officer, and the existence of certain anti-takeover measures in our governing documents; and
•the factors identified throughout this Annual Report on Form 10-K, including those discussed under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” and in our other filings with the Securities and Exchange Commission (the “SEC”).
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
Gary Bowman, our President, Chairman, Chief Executive Officer, and largest individual stockholder, founded Bowman in 1995. Over the past 10 years, we have experienced a roughly five-fold increase in gross contract revenue to $346 million for the year ended December 31, 2023 (we interchangeably refer to gross contract revenue as "revenue" or "gross contract revenue"). We have achieved this increase in revenue through both organic growth and acquisitions. In 2023, we ranked 87th on the ENR Top 500 Design Firms list, up from 144th in 2021, the year of our initial public offering. As of December 31, 2023, we have a work force of over 2,000 employees that provides services to thousands of customer projects both big and small, as well as both short- and long-term, from more than 90 offices throughout the United States and two offices in Mexico. As of December 31, 2023, we have approximately 11,500 active projects and more than 4,750 customers with active projects.
We work as both a prime and sub-consultant for a broad base of public and private sector customers that generally operate in regulated environments. Our public sector assignments originate from customers that are transportation departments, utilities, government agencies (federal, state, and local), military branches, school systems, water authorities and other general infrastructure operators. Our private sector customers include owners and operators from multiple industries such as investor-owned utilities, participants in the renewable energy and decarbonization marketplace, wastewater treatment operations, data center operators, developers and owners of residential and commercial real estate, big-box and convenience retail chains, mine operators and others. During each of the years ended December 31, 2023 and 2022, approximately 21% of our revenue was derived from public sector assignments.
We develop and maintain loyal and long-standing relationships with our customers that result in repeat assignments. We believe these relationships benefit us through lower business development and customer acquisition expenses as compared to those associated with developing new customers. Our strategic focus is on penetrating and expanding our presence in markets which best afford us opportunities to secure assignments that provide recurring revenue and multi-year customer assignments. These assignments typically produce dependable and predictable revenue streams resulting in high employee utilization which leads to increased profitability. More than 78% of our revenue for the year ended December 31, 2023 was derived from repeat customers, which we define as any customer from which revenue was earned in both the full years ended December 31, 2023 and 2022, excluding revenue derived from companies we acquired in 2023. Our customers are international, national, regional, and local in their focus. Our success in customer acquisition and retention is the result of our investment in relationships over time and the delivery of highly creative and cost-effective solutions.
We are defined by our core values and purpose. Our culture revolves around a top to bottom commitment to the creation of opportunities for aspiring people to thrive and achieve their goals. We are committed to promoting inclusion and engagement in our workplace, principles we believe are critical to our success. We continue to focus on the hiring, retention, and advancement of a representative workforce. We have focused our recent efforts in four areas: inspiring innovation through an engaging culture; expanding our efforts to recruit and hire diverse talent; advocating and facilitating internal affinity groups; and identifying opportunities to implement environmental, social and governance initiatives.
We have a diversified business that is not dependent on any one customer, service line, geographic region, or end market. We are deliberate in our efforts to balance our sources of revenue and avoid reliance on any one significant customer, service line, geography, or end market concentration. As a result, we believe our business is resilient and less exposed to the impacts of political and economic cycles.
While we report our results of operations using General Accepted Accounting Principles (“GAAP”) including gross contract revenue and net income, we also utilize non-GAAP metrics to manage our business and provide what we believe are meaningful metrics to the investment community. These non-GAAP metrics include Net Service Billing (the amount of gross contract revenue generated by our workforce), Adjusted EBITDA (our earnings before taxes, interest and depreciation and amortization with non-cash stock compensation and other non-recurring, non-core, and acquisition related costs added), and Backlog (the aggregate amount of undelivered gross contract revenue relating to assignment in place with customers).
Competitive Strengths

Table of Content
We are an agile, growth-oriented consulting and engineering services firm committed to providing essential technical and professional services to a broad base of long-term and repeat customers. The recurring needs of our customers for technical services to monetize and operate their assets makes us a very important part of their ongoing operations. Our commitment to quality and reliability with respect to designs, plans and customer service has enabled us to create durable, long-term customer relationships. We focus many of our business pursuits in end markets where laws and regulations create a level of complexity that places a premium on the value of our services, thereby providing us openings to develop new customer loyalty through creative problem solving. Our base of repeat customers and multi-year contracts reduce our customer acquisition expenses and provide increased visibility into future revenues, allowing us to make investments confidently to expand and take market share from competitors. We believe we have the following competitive strengths:
Scalable platform with differentiated capabilities and national reputation for operational excellence. Our national presence and strong operational foundation support our growth across geographic regions and service offerings. Our scale has helped to create a national brand within our industry associated with high quality and timely delivery of technical services. We believe the reputation of our brand allows us to extend existing customer relationships, efficiently attract new customers and recruit and retain a credentialed and representative workforce. As of December 31, 2023, we have a professional staff of more than 2,000 employees that operate out of more than 90 offices throughout the United States and two offices in Mexico and we are licensed in all states within the continental United States. The strategic locations of our offices support broad recruiting capabilities while the integrated nature of our technology enables efficient cross-utilization of both technical experience and production resources. Our diversified geography increases our sources of revenue and income, thereby helping insulate us from concentrated economic or political disruptions.
Diversified portfolio across growing end-markets and broad array of engineering services. We are deliberate in our efforts to balance our sources of revenue and avoid reliance on any one significant customer, service line, geography, or end market concentration. As a result, we believe our business is resilient and less exposed to the impacts of political and economic cycles. For the year ended December 31, 2023, we did not have any individual customers that represented more than 5% of our gross contract revenue. Our operations encompass nearly every aspect of the U.S. domestic built environment. We provide planning, engineering, construction management, commissioning, environmental consulting, geospatial, survey, land procurement and other technical consulting services to customers that (i) develop and manage infrastructure supporting places where people live, work, play and learn; (ii) build and operate systems that manage and distribute vital life services such as water, electricity, and other critical utilities; (iii) manage roads, bridges, and transportation systems used to get from place to place; (iv) advance technologies that provide clean energy, energy transition and decarbonization initiatives; (v) maintain ports and other marine facilities used to transport and distribute goods; (vi) operate mission critical facilities where public and private data is stored, commercial transactions are processed, and communications are enabled; and (vii) promote public health and safety every day. Our services are aligned with attractive and growing market trends such as transportation infrastructure development, utility pipeline rehabilitation, electrical transmission and distribution expansion, mission critical facilities design, and urban and suburban commercial and residential building development, among other areas, which are providing notable organic growth and are expected to accelerate in the coming years.
Consistent record of robust double-digit organic growth with a strong margin profile. We have a long-standing history of robust organic growth rates. Our five-fold growth of revenue over the past ten years is derived from organic and acquisitive growth, including significant post-acquisition organic growth in the businesses we have acquired. We have accelerated our growth organically through investments to expand our capacity and ability to share work across our company, our breadth of services and our geographic footprint, along with a commitment to cross-selling and business development. For the year ended December 31, 2023, we had an increase in organic gross contract revenue of $54.0 million or 20.7%, compared to the year ended December 31, 2022. We have been able to achieve these growth rates while expanding our margin profile during this period. Our continued dedication to investment in our existing capabilities, coupled with our strong backlog of $306 million as of December 31, 2023, consistent book-to-bill ratio for net service billing of greater than 1.0 for full years 2023 and 2022, and deep customer relationships, gives us confidence in our ability to maintain robust organic growth and an attractive margin profile for the foreseeable future. We calculate book-to-bill as bookings of new work divided by net service billing during the same period. Our leaders and managers are personally invested in our success through equity participation and incentives that are targeted to reward organic growth and successful execution.
Proven track record of successful acquisitions, with demonstrated ability to achieve integration milestones and deliver synergies. Since our initial public offering in May 2021, we have acquired 26 different operating companies as of December 31, 2023. Through these acquisitions, we have expanded our geographic reach, added service lines, increased our depth of leadership, broadened our end markets, enhanced our portfolio of experience, and significantly increased our

Table of Content
revenue and profitability. Fundamental to our successful acquisition strategy has been our leadership team’s ability to identify, execute, and integrate strategic acquisitions of companies with workforces that align with our culture and are expected to provide synergies for our existing operations. Our acquisition integration approach rapidly facilitates cross-cultivation of experiences, employee collaboration and cross selling of services. Historically, this has generally enabled us to fully consolidate most of the acquired entity’s operations into ours within one year. Our target for acquisitions has focused on companies with annual net service revenue of between $3 million and $30 million, with the largest being $28 million. Our disciplined acquisition objectives include earnings accretion, geographic and market diversification, scale, cross-selling and revenue synergy, and talent acquisition.
Growing franchise in secular growth markets. Our growth initiatives are especially focused on markets that possess strong secular growth characteristics. We target growth opportunities related to renewable energy, energy transition, and energy efficiency activities, aging, and failing infrastructure in need of upgrade and replacement, economic vitality and attractive growth in population and workforce, long-term public sector funding and regulatory complexity. Our target market characteristics are fluid, and our adaptability enables us to adjust swiftly to evolving market dynamics. We continuously evaluate opportunities in different markets and are responsive to evolving macro-economic trends. We believe we are well positioned to capitalize on U.S. Federal government funded programs such as the Infrastructure Investment and Jobs Act, the Inflation Reduction Act, and the CHIPS and Science Act, which in the aggregate provide for approximately $1.6 trillion in funding and incentives that impact our current and target markets. Our scalable organizational infrastructure is designed to accommodate significant growth without a proportionate need to increase corporate overhead expenses, positioning us for expansion into attractive growing markets and potentially increasing margins over time.
Dedicated founder, experienced leadership team, valuable technical workforce, and entrepreneurial culture. Gary Bowman has led our Company since its founding in 1995. In his position as President, Chairman and Chief Executive Officer, Mr. Bowman sets our vision, guides the establishment of our strategic objectives, and leads our executive team. Mr. Bowman’s institutional knowledge, connection with customers, and engagement with our staff is rooted in over 40 years of experience in our industry. As our largest individual stockholder, Mr. Bowman continues to be committed to actively leading the Company and maintaining a substantial ownership position.
Our senior executive team is highly experienced, with an average tenure of over 35 years in their respective areas of responsibility. The team has a proven record of accomplishment with respect to driving organic growth, executing, and integrating acquisitions, implementing internal controls, and managing regulatory compliance.
We have a highly technical workforce, of which approximately 33% hold professional certifications from various industry and regulatory bodies. Our dedication to growth of opportunity for our employees has enabled us to attract and retain exceptional talent. We have built an organization uniformly aligned in its mission, values, purpose, and goals. We embody a set of cultural values that promote entrepreneurship, personal growth, and responsible freedom. We are committed to advancing diversity and inclusion in our workforce.
Industry Overview
Our operations encompass nearly every aspect of the U.S. domestic built environment. We provide planning, engineering, construction management, commissioning, environmental consulting, geospatial, survey, land procurement and other technical consulting services to customers that 1) develop and manage the infrastructure supporting places where people live, work, play and learn; 2) build and operate the systems that manage and distribute vital life services such as water, electricity, and other critical utilities; 3) manage the roads, bridges, and transportation systems used to get from place to place; 4) maintain the ports and other marine facilities used to transport and distribute goods; 5) advance technologies that provide clean energy, energy transition and decarbonization initiatives; 6) operate mission critical facilities where public and private data is stored, commercial transactions are processed, and communications are enabled; and 7) promote public health and safety every day. Our public sector customers include government agencies (federal, state, and local), military branches, educational institutions, transportation departments, water authorities and other general infrastructure managers. Our private sector customers include owners and operators from multiple industries such as investor-owned utilities, participants in the renewable energy and decarbonization marketplace, wastewater treatment operations, data center operators, developers and owners of residential and commercial real estate, big-box and convenience retail chain owners, mine operators and others.
The market for engineering services in the United States is large, with an expected total revenue of $360 billion in 2023, according to IBISWorld. With over 130,000 firms, a large proportion of whom are small-scale organizations focused

Table of Content
on specific local markets or specialized niches, the industry is extremely fragmented. Modor Intelligence projects the US domestic engineering services market will register a compound annual growth rate (CAGR) of 8.75% from 2022 to 2027.
As with most fragmented industries with extensive participation of privately held companies, there is an active market for ownership transition and consolidation activity with larger participants actively engaging in growth through acquisitions. The technical complexity and financial risks associated with designing a substantial number of projects performed in the industry effectively discourages the free flow of new entrants, limiting participation to those with demonstrated capacities across a range of projects. Qualifications, sophisticated technical skills, expertise, financial resources, and scale are prerequisites for successful industry participation. Participants aspiring to enter the market must have sufficient skilled human capital to complete complex projects, and the financial resources to provide adequate risk management and cover working capital and professional liability, cyber liability and other insurance requirements. These factors serve as both a barrier to entry and a catalyst for consolidation.
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
•Prime for technology advancement with respect to delivery of our services
•Complex regulatory environments
The markets we serve typically require participants to engage with several of our services, affording us the opportunity to cross sell, optimize revenue potential, and differentiate ourselves as a single source supplier.
We have a significant presence in each of the following markets we currently serve:
Transportation
We believe the current and future utilization of transportation infrastructure within the domestic built environment far exceeds its intended capacity. The aging of the current installed transportation base and increasing load usage are forcing public authorities to invest in repairs, increase the capacity of their systems or privatize the operation of their roads, bridges, and tollways. The Federal Highway Administration has estimated that nearly a quarter of the nation’s bridges are deficient and require replacement or rehabilitation. The transportation market has experienced broad increases in federal funding from U.S. government and U.S. Department of Transportation infrastructure spending initiatives along with increased for-profit privatization referred to as private public partnerships.
We believe that economic and population growth in major metropolitan areas will drive demand for spending on expanded roadway capacity. The American Society of Civil Engineers (“ASCE”) 2021 Infrastructure Report Card rated the state of the U.S. Highway system as “D+” and estimates spending requirements of over $2.5 trillion over ten years on U.S. surface transportation infrastructure. Providing construction management and design services to departments of transportation and toll authorities has been a proven and dependable source of multi-year and reoccurring revenue.
Within our transportation practice we serve customers that include multiple state and local departments of transportation, tollway authorities, transit authorities, and private roadway owners. For the years ended December 31, 2023 and 2022, Transportation represented 21.0% and 17.1%, respectively, of our gross contract revenue.
Power, Utilities & Energy Services
We believe that demand for power, gas, and water in the U.S. and the threats from increasingly more severe and frequent weather events result in the ability of the infrastructure supporting such resources to provide adequate supply of services. Major power outages due to increasingly severe weather events are a growing contributor to the problem which the Department of Energy estimates costs the U.S. economy at least $150 billion per year.

Table of Content
Utilities, policy makers, and communities have agreed for years that the aging electric transmission and distribution grid in the U.S. needs to be substantially upgraded to withstand the challenges of the future. The Electric Power Research Institute estimated the cost to move the U.S. to a smarter national grid with better protection against major outages to be somewhere between $338 billion and $476 billion. The proliferation of data centers, the internet of things, and artificial intelligence with its associated electrical demand are straining the U.S. power grid and creating a sense of urgency around maintenance and upgrade. Operators of the U.S. power grid face unrelenting pressure to increase resiliency and to integrate technologies such as electric vehicles, distributed generation, and battery storage, as well as to upgrade and replace aging infrastructure. According to the ASCE Infrastructure 2021 Report Card, the U.S. electric infrastructure will require capital investment of $637 billion by 2031.
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
Renewable energy encompasses all activities supporting the energy sector’s transition away from fossil-based systems of energy production in favor of renewable energy sources such as wind and solar, as well as lithium-ion batteries. According to Wood Mackenzie, the U.S. will need to invest one trillion dollars per year in new energy capacity over 20 years to meet the demands of economic growth and energy transition. In its report, Renewables 2020—Analysis and forecast to 2025, the International Energy Agency predicts that renewables are expected to account for 95% of the net increase in global power capacity through 2025. During that period, the share of renewables in electricity generation is forecast to grow from 27% in 2020 to 33% in 2025. Limited natural resources, increasing demand, and disruptive innovation are driving consequential private and public investment in the expansion of renewable energy facilities. We believe that increasing demand for industrial grade renewable infrastructure and expanded capacity within existing facilities create a meaningful opportunity for the sale of our services. Recent acquisitions have provided us the capability and reputation needed to enter the energy efficiency market. Energy efficiency plays a pivotal role in advancing sustainable development within the global economy. Efforts to decarbonize the global energy system and advance the world’s climate objectives are dependent on improving energy efficiency. We view the energy efficiency market as one that is synergistic with the renewable energy market as well as the power and utilities market.
Within our power, utility and energy services practice we work for customers that include large electric transmission systems, gas utilities, and renewables and decarbonization providers. For the years ended December 31, 2023 and 2022, Power and Utilities represented 18.5% and 12.5%, respectively, of our gross contract revenues.
Building Infrastructure
Encompassing all the places we live, sleep, work, shop, and play, the building infrastructure market is foundationally aligned with all day-to-day factors that are either influenced by or influence economic activity. Fueled by changing population demographics and evolving remote work dynamics, the market for design, construction and maintenance of new and renewed building infrastructure presents us with continually expanding opportunities. With respect to building infrastructure, we are agnostic as to the end use of the site we are planning. Our business is one of inventory creation, not of land development or construction of structures. Interest rate hikes by the Federal Reserve Bank in 2022 and 2023, however, introduced an element of uncertainty as to the continued growth of the market for residential, commercial and mixed-use building infrastructure.
Commercial and Retail. Changes in shopping and consuming habits spurred by e-commerce have, in our belief, catalyzed a massive reconfiguration of commercial and retail physical plant along with the configuration of their surrounding site elements. Brands have been adapting their customer engagements because of fundamental changes in consumption patterns that resulted from the pandemic experience. As an example, as part of an initiative to “increase convenience-led formats” in the U.S., a large coffee shop chain with both drive-thru and curbside pickup options closed 400 traditional locations in North America while adding 300 net new convenience-oriented locations throughout North America in their place. We believe savvy and well capitalized developers and operators in this market will continue to demand our services in response to evolving market forces. We serve national retailers, big box retailers, distribution center owners, office building owners and developers, convenience store operators, quick serve restaurant owners and others.

Table of Content
Residential. More than a decade into the recovery from the Great Recession of the late 2000s, household formation continues while home sales have yet to recover fully from pre-recession highs. According to IBISWorld, the land development industry represents a market valued at roughly $11.7 billion annually. Within the residential market there are fundamentally three sub-markets in which our customers participate: 1) for-sale residential housing; 2) multi-family rental housing, and 3) mixed-use and urban cluster developments. Common to each of these sub-markets is the long lead time for the planning, design and approval of land inventory. The process of land inventory creation for residential use involves entitlement, environmental impact analysis, preliminary infrastructure planning and final layout. Each phase in the process involves public scrutiny and input along with regulatory review and approval. Land use entitlements for residential use are often flexible with respect to the ownership structure of the dwellings constructed, thereby allowing landowners to adapt to highest and best use throughout economic cycles and consumer preferences. Changes in interest rates can impact demand for fee-simple, for-sale and rental housing but they do not necessarily impact the demand for household formation and the need for new housing stock. Our history serving the residential market goes back to our beginning and we work for most of the large national homebuilders.
Institutional and Government. As our economy and population grows, the market to construct new, expanded, and modernized government facilities, schools, state-of-the-art educational institutions, military installations, and mission critical complexes expands continuously. State and local governments experience increasing demand from their constituents for safe, efficient, and environmentally friendly facilities. Evolving demographics and associated demands for municipal and recreational services are increasing the need for new and updated government infrastructure. Communities are placing a growing emphasis of focus on environmental impact and sustainability as seen through the implementation of smart- and green-building technologies in new and retrofit facilities. As society continues to adapt to a post-pandemic state, we have experienced increased demand for retrofits of ventilation, air handling, air quality monitoring, and filtration systems to ensure healthier indoor environments necessary to mitigate the spread of infectious respiratory diseases. We have served institutional, government and quasi-public customers including large universities, state and local school systems, military branches, healthcare systems and others.
For the years ended December 31, 2023 and 2022, Building infrastructure represented 56.3% and 65.1%, respectively, of our gross contract revenue.
We are engaged in activities in each of the following markets which we consider to be emerging opportunities.
Water Resources
Water is essential to our lives and our communities, making it critical that we create a sustainable future for our water supply. Balancing the world’s needs for safe, reliable water with protection of this critical natural resource for the future requires a deep understanding of multiple interconnected systems. As water supplies become scarce and in increasing need of protection, and infrastructure needs increase contemporaneously, we collaborate with our customers to develop sustainable solutions to their water, wastewater, and water resources challenges. Our team of water professionals provides water supply distribution and treatment, wastewater collection and treatment, and asset management engineering and consulting services to customers. Rapid urbanization, industrial growth, suburban sprawl, and depleting sources of fresh water are increasing domestic demand for water and wastewater solutions. Expanding regulations governing the treatment, distribution and storage of water resources will intensify demand for adaptive water and wastewater treatment solutions. We assist municipalities, county agencies, public utilities, and private customers in addressing their potable water and wastewater challenges. Our expertise with water solutions ranges from planning, design, construction management, and funding identification. We serve the water resource needs of a variety of customers.
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

Table of Content
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
For the years ended December 31, 2023 and 2022, these emerging markets collectively represented 4.2% and 5.3%, respectively, of our gross contract revenue.
Growth Strategies
We continue to focus our efforts on the goal of growing our revenue to become an ENR Top 50 firm within five years of the completion of our initial public offering in May 2021. Our five-fold growth of revenue over the past ten years is comprised of both acquisitive and organic growth, including significant post-acquisition organic growth in the businesses we have acquired. Two of our bedrock cultural values are growth and entrepreneurial spirit. Our commitment to sustaining our unique culture as we continue to expand has been, and will continue to be, fundamental to maintaining an engaged workforce and driving organic growth throughout our organization.
We intend to continue to grow through acquisitions. The current outlook is positive for each of the markets we work in, and we intend to grow aggressively and opportunistically in each of them. To achieve the aggressive growth targets we have established, we plan to focus effort and resources on markets and opportunities with the following characteristics:
•High potential for reoccurring revenue and multi-year assignments
•Engagement with renewable energy, energy transitions, and energy efficiency activities
•Aging and failing infrastructure in need of upgrade and replacement
•Transformational investment paradigms such as privatization
•Economic vitality and attractive growth in population and workforce
•Long-term public sector funding
•Prime for technology advancement with respect to delivery of our services
•Complex regulatory environments
These characteristics of market opportunities are fluid, and we may adapt them from time to time to evolving dynamics. We intend to be opportunistic, responsive to evolving macro-economic trends, and deliberate in our evaluation of attractive and synergistic opportunities in other markets when they present themselves.
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
We have built a scalable organizational infrastructure that can accommodate significant growth without a proportionate increase in expense. We have invested time and resources in developing our accounting and financial systems, integration expertise, management reporting processes, human capital development programs and information technology infrastructure. As we grow the size and scale of the company, we expect to leverage our investments and general overhead structure over a larger labor pool, thereby expanding operating margins.
Organic Growth
We engage all our managers in our commitment to responsible growth by encouraging responsible freedom, entrepreneurial spirit, innovative thinking, and collaborative business development through cross-selling. Our leaders and managers are personally invested in our success through equity participation and incentives that are targeted to reward organic growth and successful execution. As a public company, we use our publicly traded equity to enhance this compensation strategy. Creative use of growth-connected and retention-oriented equity incentives along with a commitment to maintaining our core culture are key to the entrepreneurial spirit that will drive our organic growth.
Acquisitive Growth
We are actively engaged in discussions with prospective acquisition targets. The theme of our acquisition initiatives is adjacency – we want to identify companies that provide customer, geographic, service line, skillset and cultural adjacencies to our business. We maintain full-time, in-house acquisitions, diligence, and integrations teams and have developed a robust network of third-party representatives working on our behalf to identify future acquisition targets that

Table of Content
meet our strategic objectives. We maintain a dynamic pipeline driven by general market awareness of our demand for acquisition, existing relationships we have cultivated, and deliberately directed activity of our representatives. We believe that our proven track record, ownership culture, and unyielding commitment to preserving our uniquely entrepreneurial and founder-led culture as we grow will provide us a competitive edge with acquisition targets as a desirable transaction partner. We generally impose stringent criteria to the evaluation of targets including:
•Advances one or more of our strategic growth objectives
•Provides opportunities for cross-selling additional Bowman services
•Embodies a culture that is entrepreneurial and compatible with the existing Bowman culture
•Satisfies a robust infrastructure spending need
•Is accretive to our leadership and executive talent pool
•Creates technology advancement opportunity
•Aligns within our net service revenue size and profile for acquired companies
Although we generally apply rigorous financial discipline in the execution of our acquisition program, purchase price is not always the primary deal determinant. We evaluate targets holistically, considering all the factors mentioned above.
Geographic Expansion
We intend to continue a program of deliberate and opportunistic geographic expansion. Over the foreseeable future, we plan our geographic footprint to be generally focused on North America including the continental United States, Canada and Mexico. While acquisitions will generally be the source of geographic expansion, we may also establish presence in new areas by opening new offices. To maintain consistency with our acquisition program, we maintain a dynamic list of target metropolitan statistical areas (“MSAs”) that will serve as focus areas for expansion. General criteria for our target expansion MSAs include:
•Population scale of one million or greater
•Highly ranked in the Urban Land Institute’s publication Emerging Trends in Real Estate
•Location which complements and/or expands customer opportunities
•Availability of high caliber, skilled labor force
We expect our geographic expansion decision making to be fluid, flexible, opportunistic, and loosely bound by the criteria described above.
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
Civil and Site Engineering
Since our founding in 1995 as a civil engineering and surveying firm, we have expanded our presence across the U.S. providing site planning and design services instrumental to creating communities where people live, work and play. Our land plans are attractive, marketable, and economically feasible. We creatively solve the toughest site challenges. Our awareness of, and sensitivity to time, cost, and impacts on surrounding neighborhoods distinguishes us and has made us a go-to brand for civil and site engineering. Examples of services include:
•Conceptual land planning
•Environmental consulting and permitting
•Planning / zoning and entitlements
•Roadway, bridge and highway designs
•Erosion and Sediment designs
•Stormwater management designs
•Construction administration
•Traffic studies
•Floodplain studies

Table of Content
•Utility relocation designs
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
•Bridge design
•Hydraulics
•Public involvement/consensus building
•Corridor and program management
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
•Review of construction documents
•Deferred / seasonal functional testing
•Final commissioning report
•Commissioning review of submittals
Construction Management & Oversight
The quality, durability, and safety of our infrastructure are all ensured by proficient construction engineering and management services augmented by sound quality assurance practices. Our construction engineering team consists of professional engineers, construction managers, inspectors, and certified technicians. We approach assignments with a depth of experience that enables us to anticipate the challenges associated with successfully delivering complex infrastructure construction projects. Every project has a comprehensive plan to address stakeholder issues, utilities, construction access and safety, pedestrian movements, environmental constraints, and schedule and budgetary limitations. It is important to note that we do not provide general contracting services to our customers. Examples of services include:
•Constructability review

Table of Content
•Value engineering
•Budgeting and cost estimating
•Bid solicitation, documentation, and preparation
•Interagency and utility coordination
•Onsite observation and report evaluation
•Traffic routing, planning and management
•Resident engineer service
•Public communication and outreach
Environmental Consulting
Sound environmental management is essential to the health and safety of our surroundings and is a critical aspect of the development of any energy, transportation, or community development project. With a focus on the environmental impact of a project, a comprehensive plan requires solutions for issues such as water scarcity, climate change, managing environmental liabilities, regulatory obligations, risk management, and good environmental stewardship. Our team of scientists and licensed environmental professionals possess a broad range of experience in natural resource inventories, wetland delineations, and threatened and endangered species habitat assessments for conservation, development, and infrastructure improvement projects. Our environmental teams have developed, or contributed to numerous regional habitat conservation plans, statewide parks planning assessments, and endangered species research, planning, and compliance projects. Examples of services include:
•Wetlands and waters of the U.S. delineations
•Natural resources inventories
•Wildlife and vegetation surveys
•Threatened and endangered species surveys
•Endangered species conservation and management
•Wetland creation and enhancement design
•NEPA documentation
•Section 404/401 permitting and compliance
•NPDES permitting
•Phase I environmental site assessment
Surveying and Geospatial Engineering
Our industry-leading land surveying and geospatial services provide a reliable foundation for a broad range of project types. We deploy a full suite of advanced technology solutions allowing us to capture data efficiently in even the most remote and access challenged locations. We create, analyze, and build tools to share 3-D geospatial data, as well as help our customers integrate these tools into their daily business activities. We seamlessly provide GIS mapping and IT services, as well as technical enhancements to projects. Our in-house teams of accredited land surveying experts have a deep understanding of local, county, and state jurisdiction requirements and review processes. Our one stop shop approach to survey and geospatial engineering streamlines our customer experience and enhances the accuracy, outcome and experience of any development services or public sector project. Examples of services include:
•ALTA boundary surveys
•Topographic surveys
•Route surveys
•Right of way mapping
•Drone inspection of transmission lines
•Laser scanning and LiDAR imaging
•Land title surveys
•Underground utility location
•Reality capture
•GIS mapping
•Underwater and marine survey
•Hydrology and geoscience
Landscape Architecture
Landscape architecture is place-making within the exterior environment. This broad field ranges from small-scale garden design and community parks to the large-scale design of plazas, institutional campuses, and streetscape settings.

Table of Content
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
•Title searches/title curatives
•Appraisals/appraisal reviews
•Relocation advisory assistance
•Encroachment resolutions
•Expert witness court testimony
•Eminent domain/condemnation support

Building Services - Mechanical, Electrical and Plumbing
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
•Acoustic engineering

Table of Content
Structural Engineering
Our structural engineers work on the design and technical challenges involved in creating durable structures that meet the challenges of increasing 21st century demands. From simple culverts to complex interchanges and long-span bridges, we incorporate unique architectural treatments and other features that contemplate the full spectrum of modern construction techniques and materials, including steel trusses, curved beams, box beams, precast/prestressed concrete, timber, and fiber-reinforced polymer spans. Examples of projects include:

•Highway bridges
•Culverts
•Retaining walls
•Pedestrian bridges
•Buildings
•Railroad bridges
•Tanks
•Contractor services

Water Resources
The U.S. water supply is becoming scarcer and in need of protection while at the same time our water infrastructure renewal needs increase. To address these challenges, we work with our customers to develop sustainable solutions to their water, wastewater, and water resources challenges. Our team of water professionals and technologists provide specialized water supply, distribution, wastewater infrastructure and treatment, and asset management engineering and consulting services to customers. Our in-house expertise ranges from planning, design, and construction assistance to municipalities, county agencies, public utilities, and private customers in helping them meet potable water and wastewater needs. We work regularly with state and federal governments in maintaining existing systems. For customers who need funding assistance, our teams have expertise in attaining grants, funds, and loans. Examples of projects include:

•Filtration systems
•Water pumping and storage systems
•Elevated storage tanks
•Reverse osmosis systems
•Disinfection / treatment systems
•Distribution systems
•Water treatment systems
•Nutrient removal systems
•Pump stations
•Collection systems
•Reuse systems
•Membrane treatment systems
Acquisitions
Acquisitions are a core component of our growth plans. Since our initial public offering in May 2021 through December 31, 2023, we have successfully acquired twenty-six operating engineering and consulting companies and three non-operating companies from which we strictly acquired grandfathered, state-specific licensing rights. Our acquisitions activities have added numerous capabilities, services, leadership and customers in addition to expanding our operations throughout the continental United States. Many of the senior leaders in our company today come from companies we acquired both before and after becoming a public company.
Our acquisition program revolves around a theme of adjacency whereby we target acquisitions that provide strategic service line extensions, have a geographic footprint complementary to our existing operations or customer assignments, demonstrate capacity for profitability with strong potential for organic growth, align with our corporate culture and have management we can develop into leaders within our operations. We pursue opportunities that we can integrate efficiently. We do not intend to maintain multiple brands or stand-alone operations for extended periods post-closing. Our goal is for an acquired company to be fully integrated into our operation within one year of closing. We are cautious about advancing discussions or extending terms until we have ascertained a target is compatible with our culture and thoroughly committed

Table of Content
to our strategic direction. We add value to the operations of our acquisitions by providing technical resources and subject matter experts that broaden opportunities with existing customers, technology investment to improve utilization, information systems to support productivity, professional development programs to promote staff engagement, supportive growth-oriented leadership, growth capital, and corporate services that improve customer focus and utilization while leveraging overhead through scale.
We are regularly engaged in discussions with acquisition prospects. These discussions range in formality from an initial inquiry to a non-binding letter of intent. Not all prospective acquisitions materialize as completed transactions.
Recent Acquisitions
In 2023, we completed 11 acquisitions, six of which closed after September 30, 2023. None of these recent acquisitions was individually or collectively in the aggregate significant under Rule 3-05 of Regulation S-X. The 2023 acquisitions are summarized below in order of acquisition.
•Richter & Associates (“Richter”). On April 3, 2023, we acquired the business and operations of Richter & Associates. Richter is a Rockville, Maryland based professional services firm focused on dry utility infrastructure engineering. The company works with private and public customers along with utility services providers to navigate the complexities of design, development, and implementation of natural gas, electric and telecommunications infrastructure.
•Fisher Engineering, Inc. (“Fisher”). On May 12, 2023, we acquired the business and operations of Fisher Engineering, Inc. Fisher is a professional services firm specializing in customized fire protection and life safety engineering for public and private customers and serves customers across the United States and internationally from offices in Atlanta, Baltimore, Charlotte, Detroit, Portland (ME), Phoenix and Virginia Beach
•Hole Montes, Inc. (“Hole Montes”). On May 16, 2023, we acquired the business and operations of Hole Montes, Inc. With offices in Naples, FL and Fort Myers, Florida, Hole Montes provides comprehensive design, survey, GIS, and construction management expertise to customers focused on environmental engineering, transportation infrastructure, airport facilities, storm water and wastewater systems, land planning, landscape architecture, and more.
•MTX Surveying, LLC (“MTX”). On June 2, 2023, we acquired the business and operations of MTX Surveying, LLC. MTX is a geospatial, land survey and project management company based in Marshall, Texas. The company provides full-service consulting, project management, surveying, mapping, and permitting services for customers working in oil and gas, energy and renewables, utility services, and land development.
•Advanced Applied Engineering, Inc., dba Infrastructure Engineers (“Infrastructure”). On June 12, 2023, we acquired the business and operations of Advanced Applied Engineering, Inc, a California-based firm that provides a breadth of professional engineering, planning, environmental, geospatial, and municipal infrastructure services to cities and counties throughout Southern and Central California
•Excellence Engineering, LLC (“EEI”). On October 2, 2023, we acquired the business and operations of Excellence Engineering, LLC. EEI is Tulsa, Oklahoma based firm and leading full-service provider of engineering, procurement, project management, and automation services to customers operating in and supporting the petrochemical, hydrogen, industrial and electric vehicle industries.
•Dennis Corporation (“Dennis”). On October 12, 2023, we acquired the business and operations of Dennis Corporation. Dennis is a Columbia, South Carolina based company that specializes in delivering general civil infrastructure planning and design; program and construction management and oversight; environmental and geotechnical services for traffic and transportation; intelligent transportation systems (ITS), aviation, water resources and public sector facilities.
•CFA, Inc. (“CFA”). On November 9, 2023, we acquired the business and operations of CFA, Inc. a Reno, Nevada based company that provides a mix of civil engineering, planning, surveying, mapping, and remote sensing to a mix of public and private sector customers.
•Blankinship & Associates (“Blankinship”). On November 10, 2023, we closed on the purchase of assets and operations of Blankinship & Associates, a California based environmental sciences and engineering firm, that

Table of Content
specializes in providing water resources services, natural resource management services, permitting and compliance services, and specialized training.
•High Mesa Consulting Group (“High Mesa”). On November 14, 2023, we acquired the business and operations of High Mesa Consulting Group, a multi-disciplinary consulting firm headquartered in Albuquerque, New Mexico. High Mesa provides land and UAV (drone) based surveying, mapping, and geospatial services; sub-surface utility infrastructure engineering, inspection, and mapping; civil engineering; and planning services throughout New Mexico, Eastern Arizona, and Southwestern Colorado.
•Hess-Rountree (“Hess-Rountree”). On December 11, 2023, we acquired the business and operations of Hess-Rountree, a multi-disciplinary consulting firm headquartered in Phoenix, Arizona. Hess-Rountree provides professional engineering, surveying, and contract administration services to public and private customers throughout Arizona.
Under the acquisition purchase agreements, we paid a total of approximately $66.0 million for these acquisitions, including 904,608 shares of common stock valued at a total of $25.6 million or an average of $28.35 per share. The remaining consideration was comprised of a combination of cash and seller notes, including notes convertible into shares of common stock at the option of the seller. For full purchase price accounting, see Note 4 Acquisitions in Part IV of this Annual Report on the 10-K, for additional information. Consistent with our acquisition strategy, we generally intend to have fully integrated the operations, systems, and employees of our acquired companies into our organization during a transition and integration period of up to one year, after which we expect to phase out the individual brands.
Key Customers and Projects
We serve a diverse portfolio of public and private customers, who own, construct, and maintain the built environment. More than 78% of our gross contract revenue for the year ended December 31, 2023 was derived from repeat customers, which we define as any customer from which revenue was earned in both the full years ended December 31, 2023 and 2022, excluding revenue derived from companies we acquired in 2023. Our breadth of our customer base diversifies risk, with the ten largest customers we served accounting for approximately 18% and 26% of our net service billing during the years ended December 31, 2023 and 2022, respectively. We avoid concentration of exposure with no single customer accounting for more than 5% of our net service revenue during either of these periods. We focus our business development efforts on increasing the proportion of our revenue generated by long-term projects and multi-year contracts. We intend to continue expanding long-term relationships and multi-year assignments with both public and private sector customers through organic growth and acquisitions. During each of the years ended December 31, 2023 and 2022, approximately 21% of our revenue was derived from assignments with public sector customers directly.
Contracts
We enter into contracts with customers that either cover a single performance obligation consisting of one or more tasks (also referred to as assignments and deliverables) or are open-ended engagements that create a framework for our being retained for one or more discrete performance obligations and tasks (often referred to as master services agreements). Our contracts contain two principal types of pricing provisions: (1) fixed price, also referred to as lump sum, and (2) hourly, also referred to as time and materials or cost plus. In many cases, a single contract will contain both fixed price and hourly priced tasks. From a financial reporting perspective, a contract is categorized as fixed fee and therefore subjected to percentage completion accounting under Accounting Standards Codification "ASC" Topic 606 if any one task within the contract is priced on a fixed fee basis. For management discussion and analysis purposes, we evaluate the percentages of our revenues that are fixed fee and hourly based on the pricing of each individual task or assignment within our contracts. When we distinguish percentages of revenue based on contracts, we are considering any contract with at least one fixed fee task to be completely characterized as fixed fee. We believe the percentage allocation relating to assignments is a more accurate assessment of the risk and opportunity associated with our revenue distribution.
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

Table of Content
to the customer. Purely hourly contracts for financial reporting purposes do not include any lump sum components as outlined below.
Lump sum contracts and/or assignments typically require the completion of a deliverable for a specified lump-sum or fixed fee, subject to price adjustments if the scope of the assignment changes or unforeseen requirements arise. With lump sum assignments, modified schedules and expansions of scope will likely result in additional fees through change orders issued by our customers. Our fixed fee assignments generally include a specified scope of work and a defined set of deliverables. For accounting and financial reporting purposes we classify a contract as fixed fee if any portion of the performance obligation under the contract requires us to complete work outlined in the contract for a pre-determined fixed price.
For the years ended December 31, 2023 and 2022, we derived approximately 62% and 70%, respectively, of our gross contract revenue from lump sum assignments and approximately 28% and 23%, respectively, from hourly assignments. The remainder of our gross contract revenue in each year was derived from reimbursements for itemized passthrough items such as consultants and direct expenses.
Backlog
We calculate the value of our undelivered gross contract revenue to measure backlog and predict future revenue. Backlog includes fully awarded and contracted work along with revenue we expect to realize over an eighteen-month time frame for renewable long-term and undefined multi-year assignments. To calculate backlog, we assess the gross contract revenue we will recognize in connection with the completion of undelivered near-term and long-term customer commitments. Our backlog increases both because of new contracts entered into with customers and acquisitions. On December 31, 2023 and 2022, our gross backlog was divided among our markets as follows:

	December 31, 2023	December 31, 2022
Building Infrastructure	54.7%	51.2%
Transportation	24.2%	30.6%
Power & Utilities	17.4%	13.4%
Other Emerging Markets	3.7%	4.8%
We use backlog to determine appropriate staffing levels and predict gross contract revenue growth, both of which typically move accordingly over time with changes in backlog. Backlog definitions and methods of calculation vary within our industry. As such, backlog is not a reliable metric on which to evaluate us relative to our peers.
As of December 31, 2023, we had approximately $306 million of gross backlog, representing a 25.9% increase as compared to $243 million as of December 31, 2022.
We have experienced growth in our backlog as we have expanded our footprint, increased our customer base, more deeply penetrated our end markets and been successful in our acquisitions program. We believe that our growth in backlog is an indicator of the performance of our growth strategies.
Marketing and Sales
We position ourselves as a preferred provider of services to those who own, construct and maintain the built environment. We secure assignments primarily through business development efforts targeted at new customers, cross-selling of our services to existing customers, expanding customer relationships into new geographies, referrals and social media outreach. We maintain professional marketing and business development staffs that work closely with our managers and leadership to develop strategic, targeted programs for affecting outreach, advancing our brand, developing new opportunities and securing new assignments.
Consumers of engineering and technical services consistent with those we offer can be local, regional, and national organizations with projects ranging from a single, quick-turn deliverable to complex long-term assignments and multi-year engagements with multiple phases and deliverables. By focusing our business development efforts more on long-term assignments and multi-year opportunities in growing end markets, we extend the visibility of future revenue forecasts and reduce the costs and uncertainty associated with backlog depletion and revenue replacement. We expect to continue to see organic growth in sales based on our commitment to delivering the highest quality and most creatively conceived solutions to our customers.

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
We actively engage in creating revenue synergy by cross selling our services between customers, geographies and markets. We define cross-selling and revenue synergy as either expanding our relationship with a particular customer by providing additional services and expanded geographic coverage or expanding our overall market penetration with respect to a particular service offering by introducing it throughout our national operation. Our acquisitions offer significant cross selling and revenue synergy opportunities which facilitates organic growth. As our service offerings continue expanding and we expand our portfolio of services, we anticipate increases in our cross-selling successes.
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
Industry participants compete on the strength of customer relationships, reputation for quality of service and reliability, expertise in local markets, technical capabilities, and price. While price differentiation remains an important element in competitive bidding and is often the most significant factor in securing public sector contracts, we believe that value, quality, reputation and scale are competitive differentiators that positively affect our ability to win work. The importance of the foregoing factors varies widely based upon the nature, location, and size of the project. On highly complex and sought-after projects, our breadth of services, financial foundation, work-sharing orientation and geographic reach afford us flexibility in pricing and cost estimation. Our ability to provide comprehensive and integrated solutions gives us flexibility when it comes to pricing strategies to meet customer budgets and funding limitations. We believe that we benefit from our diversified service offerings and highly skilled, diverse and qualified employees.
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
It is common for many of the companies we compete with to have greater financial resources, larger national platforms or more extensive service offerings than we currently have. Factors affecting our ability to win assignments include our marketing effectiveness, our customer relationships, our ability to team with larger organizations, our capacity to accurately estimate costs and quantify the quality assurance requirements of the work, our ability to hire, train and retain qualified personnel, our ability to deliver timely, and our ability to obtain adequate professional liability, cyber liability, and other insurance for the work we perform. We believe our positioning enables us to continue winning incrementally larger work assignments that will grow our business.
Human Capital Resources
As of December 31, 2023, we had approximately 2,000 employees, of which approximately 92% are full-time employees. We believe our 2023 voluntary turnover rate among our full-time and part-time professional staff, inclusive of acquisition related hires, was reflective of the competitive labor market in our industry and our commitment. Our reputation, aided by our dedicated internal recruiting staff and nationally scaled work-share platform, has afforded us the ability to be successful in locating and engaging with qualified and credentialed employees as needed on an anywhere-anytime basis. We do not expect our growth efforts to be significantly constrained by a lack of qualified personnel or by any geographic limitations. We consider our employee relations to be exceptional and our level of engagement with employees to be high. As of December 31, 2023, our licensed professional staff represented approximately 33% of our workforce, which we consider appropriate for our operating profile.
Approximately 30% of our workforce works primarily outside one of our offices performing geospatial engineering, construction management, land procurement and field surveying. Our professional safety team administers a disciplined

Table of Content
compliance routine with complex and comprehensive protocols that lead to fewer accidents, lower costs associated with accidents, lost productivity, and insurance. We have earned a safety record that distinguishes us relative to our competitors.
It is crucial that we continue to attract and retain top talent to continue to maintain our reputation for delivering high-quality services. To facilitate talent attraction and retention, we strive to make Bowman a diverse, inclusive, safe and community-oriented workplace, with opportunities for our employees to grow and develop in their personal and professional lives.
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
Health, Safety and Wellness. Fundamental to the success of our business is our commitment to the safety and well-being of our employees and customers. Accordingly, we dedicate resources to making sure our employees are trained and equipped to carry out their job functions to keep themselves, our customers, and the communities in which we work safe. We provide employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including: 1) benefits that provide protection and security so employees have peace of mind concerning events that may require time away from work or that impact financial well-being; 2) support for physical and mental health through tools, resources and leave policies that help improve or maintain health status and encourage engagement in healthy behaviors; and 3) choices where possible, so employees can customize benefits to meet their needs and the needs of their families. During the COVID-19 pandemic, we implemented adaptive policies that included allowing employees to work from home. We believe that in-person collaboration is a critical component of employee engagement. All our offices are open to employees, and we encourage managers to implement policies that encourage employees to work collaboratively on a regular basis in our offices as opposed to exclusively remotely.
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
Regulation
While our business is not generally subject to significant regulation, the services we provide to our customers address various federal, state and local regulations that must be complied with to receive approval to proceed. With respect to the operation of our business, we are subject to certain professional licensing and human resources requirements that vary by state. We maintain a large fleet of vehicles, some of which are subject to various federal regulations.
Each state establishes licensing and organizational requirements for our services. Certain states allow only individuals and individually owned professional services corporations to hold licenses. In those states there may be grandfathering exemptions that allow corporations to hold licenses. In the event a state does not allow a corporation to hold a license, we have in the past, formed professional services corporations owned by Mr. Bowman and other employees to facilitate our ability to work in such states. To the extent we cannot adequately satisfy a state’s licensing requirements, we do not operate in that state. As of December 31, 2023, we were licensed to operate in all states within the continental United States either directly or through an affiliate.
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

Table of Content
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
Available Information
Our principal office is located at 12355 Sunrise Valley Drive, Suite 520, Reston, Virginia 20191, and our telephone number at that address is (703) 464-1000. Our Internet website is http://www.bowman.com. The reports we file with or furnish to the SEC, including our annual report, quarterly reports and current reports, as well as amendments to those reports, are available free of charge on our Internet website under “Investors–Financials–SEC Filings” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
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
•Our profitability could suffer if we are not able to maintain adequate utilization of our workforce due to slowdowns in the economy, or reduced demand for our services;

Table of Content
•If we are unable to integrate acquired businesses successfully, our business could be harmed;
•We cannot assure you that we will achieve synergies and cost savings in connection with prior or future acquisitions;
•Demand from customer is cyclical and vulnerable to economic downturns. If the economy weakens or customer spending declines, our financial results may be impacted;
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
•The contracts in our backlog may be adjusted, cancelled, or suspended by our customers and, therefore, our backlog is not necessarily indicative of our future revenues or earnings. Additionally, even if fully performed, our backlog is not a good indicator of future gross profit;
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
We face continuing competition to provide technical, professional and construction services to customers. The markets we serve are highly competitive and we compete against many regional, national and multi-national companies.
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
Our engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner.

Table of Content
If a project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the customer to rectify damages due to late completion or failure to achieve the required performance standards. The performance of projects can be affected by a number of factors including unavoidable delays from government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials needed by us or our customers, changes in the project scope of services requested by our customers, industrial accidents, environmental hazards and labor disruptions. To the extent these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our customers’ expectations, could result in claims for damages against us. Our contracts do not always limit our liability for damages that arise from negligent acts, errors, mistakes, or omissions in rendering services to our customers. As such, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued.
Our continued success is dependent upon our ability to hire, retain and utilize qualified personnel.
As a professional and technical engineering and consulting solutions provider we depend upon our ability to hire, retain, and utilize qualified personnel, including engineers, architects, designers, craft personnel and corporate management professionals who have the required experience and expertise at a reasonable cost. The market for these and other personnel is competitive. From time to time and in different regions, it may be difficult to attract and retain qualified individuals with the expertise, and in the timeframe, demanded by our customers, or to replace such personnel when needed in a timely manner. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain qualified personnel. Furthermore, we may become required to employ technical professions with government granted clearance to obtain or contribute to certain government projects. If we were to lose some or all of these personnel, they would be difficult to replace. Loss of the services of, or failure to recruit, qualified technical and management personnel could limit our ability to successfully complete existing projects and compete for new projects.
In addition, if any of our key personnel retire or otherwise leave the company, we need to have appropriate succession plans in place and successfully implement such plans. Implementing a succession plan requires that we devote time and resources toward identifying and integrating new personnel into leadership roles and other key positions. If we cannot attract and retain qualified personnel or effectively implement appropriate succession plans, there could be a material adverse impact on our business, financial condition and results of operations. We do not maintain key-man life insurance policies on our executive officers.
Our profitability could suffer if we are not able to maintain adequate utilization of our workforce due to slowdowns in the economy, or reduced demand for our services.
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
If we are unable to integrate acquired businesses successfully, our business could be harmed
As part of our business strategy to pursue accretive acquisitions, we have in the past and intend to continue to selectively pursue targets that provide complementary, low-risk services and expand our national platform. We may not be able to identify suitable acquisition or strategic investment opportunities or may be unable to obtain the required consent of our lenders and, therefore, may not be able to complete such acquisitions or strategic investments. We have incurred, and may continue to incur, expenses associated with sourcing, evaluating, and negotiating acquisitions (including those that do not get completed), and we have paid, and may in the future also pay, fees and expenses associated with financing acquisitions to investment banks and other advisors. Any of these amounts may be substantial, and together with the size,

Table of Content
timing, and number of acquisitions we pursue, may negatively affect, and cause significant volatility in our financial results.
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
•preserving important strategic customer relationships;
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

Table of Content
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
Our revenues derive from new contract awards and the renewal of existing contracts. Our long-term projected results could be affected by delays in the timing of the awards or cancellations of such projects resulting from economic conditions, material and equipment pricing and availability or other factors. It is particularly difficult to predict whether or when we will receive large-scale projects as these contracts are affected by several factors including lengthy and complex bidding and selection process, among others. Other factors include market conditions, financing arrangements, and required governmental approvals. While we do not have any contract with the requirement to provide a bond or letter of credit to protect the customer from our failure to perform under the terms of the contract, we may be required to do so at some time in the future. We generate revenues from such project awards; as such, our results of operations and cash flows can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts. Furthermore, many of these contracts are subject to financing contingencies and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for the project.
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
The last several years have been periodically marked by political, social and economic concerns, including decreased consumer confidence, the lingering effects of international conflicts, energy costs and inflation. Ongoing instability and current conflicts in global markets, including Eastern Europe, the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geopolitical events throughout the world. have created and may continue to create economic and political uncertainties and impacts. For example, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the U.S., U.K. and European Union, along with others, imposed significant new sanctions and export controls against Russia. Russian banks and certain Russian individuals may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the escalating military conflict between Ukraine and Russia as well as conflicts in the Middle East remains uncertain; however, the conflicts and sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into global markets and the global economy. Current global geopolitical tensions, including those related to Ukraine and the Middle East, may exacerbate any economic downturn.
The instability created by these global uncertainties can make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause constrained spending on our services,

Table of Content
delays and a lengthening of our business development efforts, the demand for more favorable pricing or other terms and/or difficulty in collection of our accounts receivable. Our government customers may face budget deficits that prohibit them from funding proposed and existing projects. Further, ongoing economic instability in the global markets could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. If economic conditions remain uncertain or weaken, or government spending is reduced, our revenue and profitability could be adversely affected.
Demand from customers is cyclical and vulnerable to economic downturns. If the economy weakens or customer spending declines, our financial results may be impacted.
Demand for services from our customers is cyclical and vulnerable to economic downturns, which may result in customers delaying, curtailing or canceling proposed and existing projects. Our business traditionally leads in downturns to the overall economy and may lag in a recovery, therefore, our business may not recover immediately when the economy improves.
If the economy weakens or customer spending declines, then our revenue, profits and overall financial condition may deteriorate. If there is additional economic downturn, including as a result of the worldwide political, social and economic uncertainties described above, our existing and potential customers may either postpone entering into new contracts, renew existing contracts or request price concessions. Difficult financing and economic conditions may cause some of our customers to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding and the potential of increased credit losses on uncollectible invoices. Further, these conditions may result in the inability of some of our customers to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these customers, our operating results may be adversely affected. Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.
Outbreaks of communicable diseases, including the global pandemic related to COVID-19 and its variants may have, directly or indirectly, a material and adverse effect on our business, financial condition, and results of operations. The duration and extent to which this will impact our future financial condition and results of operations remains uncertain.
Global or national health concerns, including the outbreak of pandemic or contagious disease, can negatively impact the U.S. economy and, therefore, demand and pricing for our services. For example, the outbreak of the COVID-19 pandemic and the measures taken to address and limit the spread of the virus adversely affected the U.S. economy and financial markets, resulting in an economic downturn that negatively impacted demand for services like ours.
Additionally, we have an increased number of employees working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home Wi-Fi networks and virtual private networks, as well as increased distribution of physical machines. While we implement IT controls to reduce the risk of a cyber-security and data security breach, there is no guarantee that these measures will be adequate to safeguard all systems with an increased number of employees working remotely. In addition, the engineering and consulting design process undertaken by us is a collaborative process typically undertaken in an in-person office environment. The lack of this in person interaction may adversely impact our work product and our financial results.
Inflation could adversely affect our business and results of operations.
During 2022 and 2023, the economy in the United States and global markets encountered a material increase in the level of inflation. The impact of COVID-19, geopolitical developments such as the Russia-Ukraine conflict, the conflict in the Middle East and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.
A significant decline in new home construction, and/or a deterioration in expectations regarding the homebuilding market, could have a material adverse impact on our business, financial condition and results of operations.

Table of Content
Our customers include many of the top homebuilders in the United States. Demand for new homes has historically been fueled by continued low interest rates and changing population demographics but remains sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. Demand for new homes is subject to fluctuations, often due to factors outside of our control. For example, during 2022, the housing market weakened in response to the Federal Reserve’s aggressive increase in interest rates in an effort to curtail inflation. We cannot predict whether and to what extent housing markets will grow, particularly if interest rates for mortgage loans, land costs, and construction costs continue to rise. It is likely that if one or more of the foregoing factors occurred or if there was an economic downturn, the resulting decline in demand for new homes would negatively impact the demand for our residential land planning and design services, which in turn could have a material adverse impact on our business, results of operations and financial condition.
Construction, roadway, mining and maintenance sites are inherently dangerous workplaces. If we, the owner, or others working at such sites fail to maintain safe work conditions, we can be exposed to significant financial losses and reputational harm, as well as civil and criminal liabilities.
Construction and maintenance sites often put our employees and others in proximity with large pieces of mechanized equipment, moving vehicles, manufacturing processes, and highly regulated materials, in a challenging environment. If we fail to implement safety procedures or if the procedures, we implement are ineffective, or if others working at the site fail to implement and follow appropriate safety procedures, our employees and others may become injured, disabled or even lose their lives, the completion or commencement of our projects may be delayed, and we may be exposed to litigation or investigations. Unsafe work sites also have the potential to increase employee turnover, increase the cost of a project to our customers, and raise our operating and insurance costs. Any of the foregoing could result in financial losses or reputational harm, which could have a material adverse impact on our business, financial condition and results of operations.
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
Failure to maintain an adequate safety record could impair our ability to perform contracts for existing customers or our ability to obtain new contracts.
Our general safety record is critical to our reputation. Many of our customers require that we meet certain safety criteria to be eligible to bid for contracts and many contracts provide for automatic termination or forfeiture of some or all of our contract fees or profit in the event we fail to meet certain measures. Accordingly, if we fail to maintain adequate safety standards, or even if we do maintain those safety standards but our employees are involved in accidents that result in our failing to meet stated safety criteria, we could suffer reduced profitability or the loss of projects or customers, which could have a material adverse impact on our business, financial condition, and results of operations.
Our services expose us to significant risks of liability, and our insurance policies may not provide adequate coverage.
If we fail to provide our services in accordance with applicable professional standards or contractual requirements, we could be exposed to significant monetary damages or even criminal violations. Our engineering practice, for example, involves applying professional judgments to the planning, design, development, construction, operations and management of residential, commercial, and mixed-use projects, industrial facilities, and public infrastructure projects. While we do not generally accept liability for consequential damages in our contracts, and although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, a catastrophic event at one of our project sites or completed projects resulting from the services we have performed could result in significant professional or product liability, and warranty or other claims against us as well as reputational harm, especially if public safety is impacted. These liabilities could exceed our insurance limits or the fees we generate, may not be covered by insurance at all due to various exclusions in our coverage and self-insured retention amounts, and could impact our ability to obtain insurance in the future. Further, even where coverage applies, the policies have deductibles, which result in our assumption

Table of Content
of exposure for certain amounts with respect to any claim filed against us. In addition, customers or sub-consultants who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay it. An uninsured claim, either in part or in whole, as well as any claim covered by insurance but subject to a high deductible, if successful and of a material magnitude, could have a material adverse impact on our business, financial condition and results of operations.
Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure as well as disrupt the management of our business operations.
We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and some of our contracts require us to maintain specific insurance coverage limits. If any of our third-party insurers fail or cancel coverage, or we are otherwise are unable to obtain adequate insurance coverage at a reasonable cost, our overall risk exposure and operational expenses would increase, and the management of our business operations would be disrupted. In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at our desired limits.
The contracts in our backlog may be adjusted, cancelled, or suspended by our customers and, therefore, our backlog is not necessarily indicative of our future revenues or earnings. Additionally, even if fully performed, our backlog is not a good indicator of future gross profit.
Backlog represents the total dollar amount of revenues we expect to record in the future from the performance of work under contracts we have been awarded. As of December 31, 2023, our gross backlog totaled approximately $306 million. There is no assurance that backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all our contracts are subject to cancellation, termination, or suspension at the discretion of the customer. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the services required by the project. The risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.
The contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog is based on estimates. Additionally, the way we perform on our individual contracts can affect greatly our gross margins and hence, future profitability.
Losses under lump-sum contracts and assignments may adversely impact our business operations and financial results.
Our contracts include one or more assignments and often include assignments through which we commit to the performance of work for a specified lump-sum fee, subject to price adjustments if the scope of the assignment changes or unforeseen conditions arise. For financial reporting, any contract with one or more lump-sum fee assignment is characterized in total as a fixed fee contract and is reported in the aggregate as such. During the years ended December 31, 2023 and 2022, we derived over 62% and 70%, respectively, of our revenue from lump-sum assignments. Lump-sum assignments expose us to a number of risks not inherent in cost-plus and time and material assignments, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform, and economic or other changes that may occur during the contract period. Losses under lump-sum assignments could adversely impact our results of operations.
Our use of the percentage of completion method of revenue recognition requires that we estimate costs to be incurred under long-term contracts. Incorrect estimates could result in a reduction or reversal of previously recorded revenue and profits.
We recognize revenue for our lump-sum contracts ratably over time based on cost-basis percentage of completion. Our use of percentage-of-completion accounting requires that revenue and profit be recognized ratably over the life of the contract based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees as well as the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. The uncertainties inherent in the estimating process make it possible for actual costs to vary materially from initial and updated estimates.
We are dependent on third parties to complete certain elements of our contracts.

Table of Content
We engage third-party sub-consultants to perform certain work under our contracts. We also rely on third-party equipment manufacturers or suppliers to provide equipment used for certain of our projects. If we are unable to hire qualified sub-consultants or find qualified equipment manufacturers or suppliers, our ability to successfully complete those projects could be impaired. If we are not able to locate qualified third-party sub-consultants or the amount we are required to pay for sub-consultants or equipment and supplies exceeds what we have estimated and/or we are unable to pass through the excess cost to our customers, especially in a lump sum or a fixed price contract, we may suffer losses on these contracts. We generally do not obtain a performance bond from our sub-consultants. If a sub-consultant, supplier or manufacturer fails to provide services, supplies or equipment as required under a contract for any reason, we may be required to source these services, equipment or supplies to other third parties on a delayed basis or on less favorable terms, which could impact contract profitability. There is a risk that we may have disputes with our sub-consultants relating to, among other things, the quality and timeliness of work performed, customer concerns about a sub-consultant or our failure to extend existing task orders or issue new task orders under a contract. In addition, faulty workmanship, equipment, or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications.
Third parties may find it difficult to obtain enough financing to help fund their operations. The inability to obtain financing could adversely affect a third party’s ability to provide materials, equipment or services which could have a material adverse impact on our business, financial condition, and results of operations. In addition, a failure by a third-party sub-consultant, supplier, or manufacturer to comply with applicable laws, regulations or customer requirements could negatively impact our business and, for government customers, could result in fines, penalties, suspension or even debarment being imposed on us, which could have a material adverse impact on our business, financial condition, and results of operations.
Failure of our sub-consultants to satisfy their obligations to us or other parties, or the inability to maintain these relationships, may adversely impact our business operations and financial results.
We depend on sub-consultants in conducting our business. There is a risk that we may have disputes with our sub-consultants arising from, among other things, the quality and timeliness of work performed, customer concerns, or failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of our sub-consultants fail to deliver on a timely basis the agreed-upon services or supplies, go out of business, or fail to perform on a project, our ability to fulfill our obligations may be jeopardized and we may be contractually responsible for the work performed. The absence of qualified sub-consultants with which we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.
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

Table of Content
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
We are subject to cybersecurity risks and breaches of our systems and information technology could adversely impact our ability to operate.
We rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational, support, hosted services, and sales activities. We need to protect our own internal trade secrets, work product for our customers, and other business confidential information from disclosure. Despite our implementation of network security measures, we are vulnerable to disruption, infiltration, or failure of these systems or third-party hosted services in the event of cyber-attack, natural disasters, terrorist attacks or other catastrophic events that could cause system interruptions, reputational harm, loss of intellectual property, lengthy interruptions in our services, breaches of data security, and loss of critical data and could harm our future operating results.
We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our customers’ proprietary or classified information. As a result of the conflict between Russia and the Ukraine, in February 2022 the U.S. Cybersecurity and Infrastructure Security Agency issued a “Shields Up” alert for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations both within and beyond the U.S., particularly in the wake of sanctions imposed by the United States and its allies. We rely on industry-accepted security measures and technology to maintain securely all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems, but they are still vulnerable to these threats. A user who circumvents security measures can misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our customers, or cause interruptions or malfunctions in operations. Our industry has not been immune from organized cyber-attacks from persons seeking a ransom as a condition of releasing access to the firm’s computer systems. As a result, we can be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events can damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Negative conditions in the credit and financial markets and delays in receiving customer payments could result in liquidity problems, adversely affecting our cost of borrowing and our business.
Although we finance much of our operations using cash provided by operations, at times we depend on the availability of credit to grow our business and to help fund business acquisitions. Instability in the credit markets in the U.S. or abroad could cause the availability of credit to be relatively difficult or expensive to obtain at competitive rates, on commercially reasonable terms or in sufficient amounts. This situation could make it more difficult or more expensive for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of securities or such additional capital may not be available on terms acceptable to us, or at all. We may also enter into business acquisition agreements that require us to access credit, which if not available at the closing of the acquisition could result in a breach of the acquisition agreement and a resulting claim for damages by the sellers of such business. In addition, market conditions could negatively impact our customers’ ability to fund their projects and, therefore, utilize our services, which could have a material adverse impact on our business, financial condition, and results of operations.
Some of our customers, suppliers and sub-consultants depend on access to commercial financing and capital markets to fund their operations. Disruptions in the credit or capital markets and increases in market interest rates could adversely affect our customers’ ability to finance projects and could result in contract cancellations or suspensions, project delays and payment delays or defaults by our customers. In addition, customers may be unable to fund new projects, may choose to make fewer capital expenditures or otherwise slow their spending on our services or to seek contract terms more favorable to them. Our government customers may face budget deficits that prohibit them from funding proposed and existing projects or that cause them to exercise their right to terminate our contracts with little or no prior notice. In addition, any financial difficulties suffered by our sub-consultants or suppliers could increase our cost or adversely impact project

Table of Content
schedules. These disruptions could materially impact our backlog and have a material adverse impact on our business, financial condition and results of operations.
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
•the timing of our meeting a project milestone that allows us to bill our customer and recognize revenue;
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
Because we have grown in part through acquisitions, and expect to grow further through acquisitions, goodwill and intangible assets represent a substantial portion of our assets and will likely represent a more substantial portion in the future. As of December 31, 2023 and 2022, we had $96.5 million and $53.2 million of goodwill, representing 24.2% and 20.8%, respectively, of our total assets as of December 31, 2023 and 2022. Under U.S. GAAP, we are required to evaluate goodwill carried in our consolidated balance sheet for possible impairment on an annual basis using a fair value approach. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below our goodwill carrying value. These events or circumstances could include a significant change in the business climate, including legal factors, economic impacts, operating performance indicators, competition, sale, or disposition of a significant portion of our business, potential changes in regulatory or licensing requirements, and other factors.
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
Increases in inflation, interest rates, and/or construction costs could reduce the demand for our services as well as decrease our profit on existing contracts, particularly our fixed price contracts.
Increases in inflation, interest rates, or construction costs could reduce the demand for our services. In addition, we bear all the risk of rising inflation on our fixed price contracts with respect to our cost of labor. Because a meaningful portion of our revenues are earned from fixed price contracts involving a substantial cost associated with our labor, the effects of inflation could have a material adverse impact on our business, financial condition, and results of operations.
We are subject to professional standards, duties and statutory obligations on professional reports and opinions we issue, which could subject us to monetary damages.
We issue reports and opinions to customers based on our professional engineering expertise as well as our other professional credentials that subject us to professional standards, duties and obligations regulating the performance of our

Table of Content
services. If a customer or another third party alleges that our report or opinion is incorrect or it is improperly relied upon and we are held responsible, we could be subject to significant liability or claims for damages. In addition, our reports and other work product may need to comply with professional standards, licensing requirements, securities regulations and other laws and rules governing the performance of professional services in the jurisdiction where the services are performed. We could be liable to third parties who use or rely upon our reports and other work product even if we are not contractually bound to those third parties. These events could in turn result in monetary damages and penalties.
Our credit agreement contains several restrictive covenants, which could limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.
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
In addition, our credit agreement also requires us to comply with certain fixed charge coverage, debt to EBITDA and senior debt to EBITDA ratios. Poor financial performance or events beyond our control may affect our ability to comply with these covenants.
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
Borrowings under our credit agreement with Bank of America, N.A. bear interest at variable rates, exposing us to interest rate risk. Interest rates in the United States increased during fiscal year 2023 and may continue to increase in the future. If interest rates continue to increase, our debt service obligations on borrowings under our credit agreement would continue to increase even though the amount borrowed would remain the same, and our results of operations and cash flows for servicing our indebtedness would decrease, perhaps significantly.
Risks Relating to Government Contracts, Regulation and Litigation
Governmental agencies may modify, curtail, or terminate our contracts at any time prior to their completion and, if we do not replace them, we may suffer a decline in revenue.

Table of Content
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
Legislation is proposed periodically that attempts to limit the ability of governmental agencies to contract with private consultants to provide services. Should such changes occur and be upheld, demand for our services may be materially adversely affected. For each of the years ended December 31, 2023 and 2022, approximately 21% of our gross revenue was derived from services performed under contracts with governmental agencies. While attempts at such legislation have failed in the past, such measures could be adopted in the future.
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

Table of Content
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
We are a party to claims and litigation in the normal course of business. Since we engage in engineering, surveying and related consulting activities for large facilities and projects where design, construction or systems failures can result in substantial injury or damage to employees or others, we are exposed to claims and litigation and investigations if there is a failure at any such facility or project. Such claims could relate to, among other things, personal injury, loss of life, business interruption, property damage, pollution and environmental damage and be brought by our customers or third parties, such as those who use or reside near our customers’’ projects. We can also be exposed to claims if we agreed that a project will achieve certain performance standards or satisfy certain technical requirements and those standards or requirements are not met. In many of our contracts with customers, sub-consultants, and vendors, we agree to retain or assume potential liabilities for damages, penalties, losses and other exposures relating to projects that could result in claims that greatly exceed the anticipated profits relating to those contracts. In addition, while customers and sub-consultants may agree to indemnify us against certain liabilities, such third parties may refuse or be unable to pay it.
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
We must comply with several laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state laws, we may be required to investigate and remediate regulated

Table of Content
hazardous materials. CERCLA and comparable state laws typically impose strict joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up could be imposed upon any responsible party. Other principal federal environmental, health, and safety laws affecting us include, among others, the Resource Conversation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the Toxic Substances Control Act, and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury, or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.
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
Each state establishes licensing and organizational requirements for our services. Certain states allow only individuals and individually owned professional services corporations to hold licenses. In those states there may be grandfathering exemptions that allow corporations to hold licenses. In the event a state does not allow a corporation to hold a license, we have in the past formed professional services corporations owned by Mr. Bowman and other employees to facilitate our ability to work in such states. To the extent we cannot adequately satisfy a state’s licensing requirements, we do not operate in that state. As of December 31, 2023, we were licensed to operate in all states in the continental U.S.
Changes in tax laws could increase our tax rate and tax payments and materially affect our results of operations.
We are subject to tax laws in the United States. The current U.S. presidential administration has called for fiscal and tax policies, which may include comprehensive tax reform. Many of these proposed changes to the taxation of our activities could increase our effective tax rate and harm our results of operations. For example, as part of the recently adopted Inflation Reduction Act of 2022, the United States implemented a 1% excise tax on the value of certain share repurchases by publicly traded companies. As discussed below, this tax could increase the costs to us of any share repurchases. In addition, under the 2017 Tax Cut & Jobs Act, research and experimental costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective for our fiscal year ended December 31, 2023. Unless this provision of the act is repealed or its effectiveness is deferred, the capitalization requirement would significantly increase our tax payments.
Risks Relating to Our Common Stock
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.
Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.
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

Table of Content
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

Table of Content
Gary Bowman, our President, Chairman and Chief Executive Officer, beneficially owned 2,587,749 shares, or approximately 19.04% of our common stock as of March 12, 2024. Mr. Bowman has significant power to influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including decisions regarding mergers, going private transactions, and other extraordinary transactions, and to significantly influence the terms of any of these transactions. Although Mr. Bowman owes our stockholders certain fiduciary duties as a director and an executive officer, Mr. Bowman could take actions to address his own interests, which may be different from those of our other stockholders.
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
On November 17, 2023, we authorized a new share repurchase program under which we may repurchase up to $10 million of our common stock. The authorization is effective from November 17, 2023, through November 16, 2024. We previously had authority for a $10 million repurchase program which expired on November 10, 2022 with $9.3 million remaining available for repurchase.
Under the terms of the program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual manner, timing and amount of repurchases under the share repurchase program will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, market conditions and capital allocation priorities. As a result, there can be no guarantee around the timing or volume of our share repurchases. In addition, as part of the Inflation Reduction Act of 2022, the United States implemented a 1% excise tax on the value of certain share repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases. We intend to finance any stock repurchases through operating cash flow. Repurchases also may be made under a trading plan under Rule 10b5-1, which would permit shares to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. There is no guarantee as to the number of shares that will be repurchased, and the share repurchase program may be extended, suspended or discontinued at any time without notice at our discretion, which may result in a decrease in the trading price of our common stock. The share repurchase program could increase volatility in and affect the price of our common stock. The existence of our share repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our share repurchase program will diminish our cash reserves and negatively impact our access to debt and our overall indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

Table of Content
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

Table of Content
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
We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012, and we intend to continue to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to, exemption from auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced executive compensation disclosure obligations, in our periodic reports and our proxy statements, and an exemption from the requirements of holding nonbinding advisory votes on executive compensation, and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
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
Item 1B. Unresolved Staff Comments
There are no unresolved staff comments outstanding with the SEC at this time.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have integrated cybersecurity risk management into our broader enterprise risk management framework to promote a company-wide culture of cybersecurity risk awareness and management. This integration aims to ensure that cybersecurity considerations are an integral part of our decision-making processes at every level. We have developed an enterprise risk

Table of Content
management program (“ERM”) designed to assess, identify, manage and mitigate material risks, including cybersecurity risk. ERM is a Company-wide initiative that involves both the board of directors and our management. The program is designed to identify and assess risks most critical to our success including through an analysis of the likelihood of occurrence and potential impact of each risk. The executive leadership team, including our Chief Executive Officer, and our management team, comprised of department leaders and subject matter experts, are responsible for identifying, assessing, managing and mitigating risks with Board appropriate oversight.
Our cybersecurity risk management includes enterprise-wide monitoring of cyber activity to identify and analyze potential events that may have an adverse effect or impact on our services, systems, resources, or reputation. This monitoring is designed to identify both external activity and routine internal activity for behavior that may be unusual or potentially malicious. Our cybersecurity monitoring and identification efforts include the use of a third- party managed detect and response security service to monitor and take action as necessary, with the response ranging from automated processes to immediately block and remove undesired risks to cybersecurity team review and action, depending on the nature and severity of the risk. We have a Cybersecurity Incident Response Plan which provides a framework for addressing a cyber-crisis, cyber-incident and/or data breach, and includes activating crisis, or business continuity recovery plans, as appropriate. Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity consultants in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, with the aim of modeling our cybersecurity strategies and processes after industry best practices. Our collaboration with these third parties includes vulnerability management, threat and attack and consultation on security risks enhancements. Some engagements involve point in time activities with end products or reporting while others involve ongoing monitoring and management of risk across the Company.
We do not believe that any risks from cybersecurity threats, nor any previous cybersecurity incidents, have materially affected us. However, the sophistication of cyber threats continues to increase, and the preventative actions that we have taken and continues to take to reduce the risk of cyber incidents and protect its systems and information may not successfully protect against all cyber incidents. For more information on how cybersecurity risk may materially affect our business strategy, results of operations, or financial condition, please refer to Item 1A Risk Factors.
Cybersecurity Governance
Our Audit Committee and board of directors provide ultimate oversight of our cybersecurity risk management. Our Chief Information Security Officer, who also functions as our Chief Information Officer (“CIO”), provides quarterly reports to the Audit Committee regarding the evolving cybersecurity risk landscape, including emerging risks, as well as our processes, program and initiatives for managing these risks. The Audit Committee regularly reviews and discusses with management the strategies, processes, procedures and controls pertaining to the management of our information technology operations, including cyber risks and cybersecurity.
Our CIO, who reports directly to the CEO, has significant professional experience including senior technical leadership roles at public companies and maintains the certified information systems security professional (CISSP) certification. Under the direction of the CIO, our information technology department continuously analyzes cybersecurity and resiliency risks to our business, considers industry trends and implements controls, as appropriate, to mitigate these risks and conducts regular enterprise-wide training on cybersecurity threats for all employees. This analysis drives our long- and short-term cybersecurity strategies, which are executed through a collaborative effort within the department and are communicated to the board of directors regularly.
Item 2. Properties
Our principal executive office is located at 12355 Sunrise Valley Drive, Suite 520, Reston, Virginia 20191, which we lease under a seven-year commitment with annual lease terms of $0.3 million. We do not own any real property. We currently operate out of more than 90 core locations nationally, of which one is a related party transaction with a property owner including members of our management team, and two offices in Mexico. Our lease terms vary ranging from month-to-month to multi-year commitments. While we take pride in offering work locations to our employees that are conveniently located, professionally finished, well appointed, transit-centric and amenity rich, we do not consider any specific leased properties to be materially important to our long-term prospect for success. While we do believe it is necessary to maintain offices through which our services are coordinated and our employees collaborate in person, we feel there are an ample number of available office rental properties that could adequately serve our needs should we need to relocate or expand any of our operations.

Table of Content
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
Our common stock is traded on the Nasdaq Global Select Market under the symbol BWMN. There were approximately 14 stockholders of record at February 29, 2024.
Dividend
We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
Performance Graph
The following graph shows a comparison of our cumulative total returns with those of the Russell 2000 Index and the Nasdaq Market Index. At this time, we do not have a comparable peer group due to the combination of our differentiated approach to the provision of consulting services and our end-markets. Thus, we have selected the Russell 2000 Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on May 7, 2021. The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our common stock.

	ASSUMES $100 INVESTED ON MAY 7, 2021
	FOR THE YEAR ENDED DECEMBER 31, 2023
	2021	2022	2023
Bowman Consulting Group Ltd.	100.00	156.07	253.71
Russell 2000 Index	100.00	77.53	89.23
Nasdaq Market Index	100.00	76.11	109.16

The performance graph above and related text are being furnished solely to accompany this annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Exchange Act,

Table of Content
and are not to be incorporated by reference into any of our filings with the SEC, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Unregistered Sales of Equity Securities
Sales of unregistered securities during the year ended December 31, 2023 were previously disclosed in our Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023. Subsequent to September 30, 2023 and through the reporting date of this Annual Report on Form 10-K, we made sales of the following unregistered securities:
On October 2, 2023, we issued 14,622 shares of common stock at $26.35 per share as partial consideration for our acquisition of Excellence Engineering, LLC.
On October 12, 2023, we issued 80,088 shares of common stock at $27.12 per share as partial consideration for our acquisition of Dennis Corporation.
On November 9, 2023, we issued 94,090 shares of common stock at $29.06 per share as partial consideration for our acquisition of CFA, Inc.
On November 10, 2023, we issued 57,755 shares of common stock at $30.30 per share as partial consideration for our acquisition of Blankinship and Associates, Inc.
On November 14, 2023, we issued 131,515 shares of common stock at $30.74 per share and $1.3 million 8.00% unsubordinated convertible note with a maturity date in May 2024 as partial consideration for the acquisition of High Mesa Consulting Group, Inc. The convertible promissory note will be convertible into shares of our common stock at the option of the holders at any time, at a conversion price of $28.13 per share.
On December 11, 2023, we issued 4,085 shares of common stock at $33.54 per share as partial consideration for our acquisition of Hess Rountree, Inc.
For a description of these acquisitions, see Note 4, Acquisitions, appearing in Part IV of this Annual Report on Form 10-K.
The offer, sale and issuance of the securities described above were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of securities in the above transactions acquired the securities for investment only and not with a view to, or for sale in connection with any, distribution thereof and appropriate legends were affixed to the securities issued in the transactions. The transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The recipients had adequate access, through employment, business, or other relationships, to information about us.
Issuer Purchases of Equity Securities
The following table summarizes the purchases of shares of our common stock made by us during the three months ended December 31, 2023 (in thousands, except share data and average price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
10/1/23 - 10/31/23	16,749	26.21	28,404
11/1/23 - 11/30/23	10,416	28.91	-	10,000,000
12/1/23 - 12/31/23	14,462	34.56	-	10,000,000
(1) This column reflects shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

Table of Content
(2) On November 10, 2022, our board of directors authorized a share repurchase program, to spend up to $10.0 million for the repurchase of our common stock (the "2022 Repurchase Authorization"). The common stock may have been repurchased from time to time depending upon market conditions and may have been purchased in the open market and through one or more trading plans designed to comply with Rule 10b5-1 under the Exchange Act. The plan did not obligate us to repurchase any specific number or any specific dollar amount of shares and may have been suspended at any time at our discretion. The 2022 Repurchase Authorization expired on November 10, 2022, with $9.3 million remaining available for repurchase.
(3) On November 17, 2023, our board of directors authorized a new $10 million share repurchase program under which the Company may repurchase up to $10 million of our common stock (the "2023 Repurchase Authorization"). The 2023 Repurchase Authorization is effective from November 17, 2023, through November 16, 2024. The execution of the repurchase program is expected to be consistent with the Company’s strategic initiatives which prioritize investments in organic and acquisitive growth. The timing and amount of any share repurchases will be determined by management at its discretion based on several factors including share price, market conditions and capital allocation priorities. Shares may be repurchased from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The share repurchase program does not obligate Bowman to acquire a specific number of shares of common stock and may be suspended, modified, or discontinued at any time without notice. As of December 31, 2023, we have repurchased no shares of our common stock under the 2023 Repurchase Authorization.
Item 6.
[RESERVED]

Table of Content
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to several factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes, and other uncertainties, as well as those factors discussed in the “Risk Factors” section and “Cautionary Statements about Forward-Looking Statements,” in this Annual Report on Form 10-K, all of which are difficult to predict. Considering these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements, except to the extent required by applicable laws or rules. Unless the context otherwise requires, references to “Bowman,” the “company,” the “Company,” “we,” “us,” and “our” refer to Bowman Consulting Group Ltd., its wholly owned subsidiaries and combined entities under common control, or either or all of them as the context may require.
Overview
Bowman is a professional services firm delivering innovative engineering solutions to customers who own, develop, and maintain the built environment. We provide planning, engineering, construction management, commissioning, environmental consulting, geospatial, survey, land procurement and other technical services to over 4,750 customers operating in a diverse set of end markets. We work as both a prime and sub-consultant for a broad base of public and private sector customers that generally operate in highly regulated environments.
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
Gross contract revenue for the years ended December 31, 2023, and 2022 was $346.3 million and $261.7 million, respectively. Gross contract revenue derived from our workforce represented 87.8% and 89.9% of gross contract revenue for the years ended December 31, 2023 and 2022, respectively (see Net service billing – non-GAAP below). Our net (loss) income for the years ended December 31, 2023, and 2022 was ($6.6) million and $5.0 million, respectively. Our Adjusted EBITDA (see Adjusted EBITDA - non-GAAP below) was $47.0 million on net loss of $6.6 million and $34.0 million on net income of $5.0 million for the years ended December 31, 2023, and 2022, respectively.
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

Table of Content
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
The majority of our assignments are lump sum in nature representing approximately 62% and 70% of our gross contract revenue for the years ended December 31, 2023 and 2022, respectively. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that is performed at risk with no documented customer commitment.
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
Sub-consultants and direct expenses include both sub-consultants and other outside costs associated with performance under our contracts. Sub-consultant and direct costs are generally reimbursable by our customers with little or no mark-up under the terms of our contracts.
Performance under our contracts does not involve significant machinery or other long term depreciable assets. Most of the equipment we employ involves desktop computers and other shared ordinary course IT equipment, along with various geospatial systems and scanners. We present direct costs exclusive of depreciation and amortization and as such we do not present gross profit on our consolidated financial statements.
Operating Expense
Operating expenses consists of selling, general and administrative costs, non-cash stock compensation, depreciation and amortization and settlements and other non-core expenses.

Table of Content
Selling, general and administrative expenses represent corporate and other general overhead expenses, salaries and wages not allocated to customer projects including management and administrative personnel costs, incentive compensation, personal leave, office lease and occupancy costs, legal, professional and accounting fees.
Non-cash stock compensation represents the expenses incurred with respect to shares and options issued by the Company, both vested and unvested, to employees as long-term incentives. This expense is based on the amortization of the grant date fair value of equity grants over the vesting period. Non-cash stock compensation cost for permanent equity is the grant date fair value of the awards, or the Black-Sholes-Merton value of stock options on the grant date, recognized ratably over the vesting periods of each award. Stock issued as consideration in connection with acquisitions where there is no service period, and no risk of forfeiture, is considered a component of the purchase price and does not run through our income statement as non-cash compensation expense.
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
Tax (Benefit) Expense
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
Adjusted EBITDA
We view Adjusted EBITDA, which is a non-GAAP financial measure, as an important indicator of normalized performance. We define Adjusted EBITDA as net income before interest expense, income taxes and depreciation and amortization, plus expenses associated with discontinued operations, legal settlements not related to our general course of business professional services, and other costs not in the ordinary course of business, non-cash stock-based compensation (inclusive of expenses associated with the adjustment of our liability for common shares subject to redemption), and other adjustments such as costs associated with raising equity and other forms of capital. Our peers may define Adjusted EBITDA differently.

Table of Content
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
We perform an annual impairment test as of October 1 of each year with quarterly confirmations that no changes in circumstances have occurred. As our business is highly integrated and its components have similar economic characteristics, we have concluded we operate as one reporting unit at the combined entity level. We do not amortize goodwill, but rather evaluate goodwill for potential impairment on an annual basis or at other times during the year if indicators of impairment exist. We evaluate goodwill for potential impairment by comparing the carrying value of the reporting unit to its fair value. When we evaluate goodwill for potential impairment, generally, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine qualitatively that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if we decide to bypass the qualitative assessment, we perform a quantitative analysis. The quantitative analysis is used to identify both the existence of impairment and the amount of the impairment loss by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. The estimated fair value is based on forward-looking estimates of performance and cash flows of our reporting units, which are based on historical operating results, adjusted for current and expected future market conditions, as well as various internal projections and external sources. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss would be recognized in our consolidated statement of operations in an amount equal to the excess of the carrying value over the estimated fair value, limited to the total amount of goodwill allocated to that reporting unit.

Table of Content
We performed our annual impairment analysis for the years ended December 31, 2023 and 2022 and did not identify any indicators of impairment.
Income Tax -
We are subject to income taxes in the U.S. in which we operate and record our tax provision for the anticipated tax consequences in our reported results of operations. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties in the application of tax laws and regulations.
We account for income taxes under the provisions of ASC 740, "Income Taxes" ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. The assessment of the realizability of deferred tax assets involves a high degree of judgment and complexity. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected either in income or as an adjustment to goodwill. This determination will be made by considering various factors, including our expected future results, that in our judgment will make it more likely than not that these deferred tax assets will be realized.
Our actual effective tax rate and income tax expense could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, tax planning and our forecasted financial condition, and results of operations in future periods. Although we believe current estimates are reasonable, actual results could differ from these estimates.
ASC 740 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under ASC 740, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
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

Table of Content
Results of Operations
Consolidated results of operations
The following represents our consolidated results of operations for periods indicated (in thousands):

	For The Year Ended December 31,
	2023	2022
Gross contract revenue	$346,256	$261,714
Contract costs (exclusive of depreciation and amortization)	170,223	126,586
Operating expense	176,689	130,008
(Loss) Income from operations	(656)	5,120
Other expense	5,791	3,384
Income tax benefit	177	(3,269)
Net (loss) income	$(6,624)	$5,005
Net margin	(1.9)%	1.9%
Other financial information [1]
Net service billing	$303,994	$235,204
Adjusted EBITDA	47,031	34,022
Adjusted EBITA margin, net	15.5%	14.5%
1 Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below in results of operations.
Year ended December 31, 2023 as compared to the year ended December 31, 2022
Gross Contract Revenue
Gross contract revenue for the year ended December 31, 2023 increased $84.6 million or 32.3% to $346.3 million as compared to $261.7 million for the year ended December 31, 2022. For the year ended December 31, 2023, gross contract revenue attributable to work performed by our workforce increased $68.8 million, or 29.3% to $304.0 million or 87.8% of gross contract revenue as compared to $235.2 million or 89.9% for year ended December 31, 2022 (see Net service billing – non-GAAP). Of the $84.6 million increase in gross contract revenue during the year ended December 31, 2023, acquisitions completed in 2023 represented $30.5 million or 36.5% of the increase.
Changes in gross contract revenue (“GCR”) for the year ended December 31, 2023, disaggregated between our core and emerging end markets, were as follows (in thousands other than percentages):

	For the Year Ended December 31,
Consolidated Gross Contract Revenue	2023	%GCR	2022	%GCR	Change	% Change
Building Infrastructure	$194,867	56.3%	$170,431	65.1%	$24,436	14.3%
Transportation	72,829	21.0%	44,846	17.1%	27,983	62.4%
Power & Utilities	64,156	18.5%	32,672	12.5%	31,484	96.4%
Other emerging markets[1]	14,404	4.2%	13,765	5.3%	639	4.6%
Total:	$346,256	100.0%	$261,714	100.0%	$84,542	32.3%

Organic	$315,759	91.2%	$261,714	100.0%	$54,045	20.7%
Acquired[2]	30,497	8.8%	-	n/a	n/a	n/a
Total:	$346,256	100.0%	$261,714	100.0%	$54,045	32.3%

1represents environmental, mining, water resources and other
2after four quarters post-closing, acquired revenue is reclassified as organic; this results in a change from previously reported numbers

Table of Content
For the year ended December 31, 2023, gross contract revenue from our building infrastructure market increased $24.4 million or 14.3% as compared to the year ended December 31, 2022. Building Infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue is the result of organic growth and acquisitions. Within the building infrastructure market, 35.7% of gross contract revenue was derived from residential assignments including single family, multi-family and mixed-use housing stock, 48.3% from commercial assignments including retail, hospitality and quick-serve restaurants (QSR), office and industrial, data centers and healthcare, and 16.0% from municipal assignments. Within residential, 43.9% of gross contract revenue was derived from for-sale homebuilding assignments, 47.0% from residential multi-family and 9.1% from mixed use projects. While the homebuilding market shows signs of rebounding from prior year interest rate impacts, for-sale residential services represented just 8.8% of our total gross contract revenue for year ended December 31, 2023. Within commercial, 42.1% of revenue was derived from office and industrial assignments, 39.1% from retail, hospitality, and quick serve restaurants, 11.6% from data centers, 5.1% from healthcare and 2.1% was from other projects. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market as we continue to experience strength in markets including data centers, quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.
For the year ended December 31, 2023, revenue from transportation increased $28.0 million or 62.4% as compared to the year ended December 31, 2022. The increase was attributable to new contract awards in transportation both from public and private customers along with acquired transportation backlog which we were able to deliver to customers, within transportation, 66.7% of our gross contract revenue was derived directly from public sector customers including DOTs, tollway operators, transit authorities aviation operators and others with the remaining 33.3% derived from private sector customers. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of renewable energy with traditional transmission infrastructure and the continued growth we are projecting in the clean energy transition, we have consolidated renewable energy into the power and utilities category (sometimes referred to herein as the power, utilities and energy market) of our revenue mix and have adjusted historical balances accordingly. For the year ended December 31, 2023, revenue from power and utilities increased $31.5 million or 96.4% as compared to the year ended December 31, 2022. The additional increase in gross contract revenue from the power and utilities market is principally attributable to acquisitions and increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, along with additional increases derived from gas pipeline and electric transmission projects nationally. Within the power and utilities market, 78.3% of our gross contract revenue was derived from customers operating traditional power operations and 21.7% was derived from customers focused on renewables, EV infrastructure and energy transition operations. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our other emerging markets consist of mining, water resources, environmental consulting, and other natural resources services. Adjusted for the change, for the year ended December 31, 2023, revenue from emerging markets increased $0.6 million or 4.6% as compared to the year ended December 31, 2022. Emerging market sectors represent lines of business that have not yet grown to a size whereby we would distinguish them as a separate market. Gross contract revenue within our emerging markets was 46.6% from mining activities where we have specialized in copper mining, 43.7% from water resources activities, and 9.7% from environmental and other natural resources consulting. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in various emerging market services.
For the year ended December 31, 2023 and 2022, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, remained relatively unchanged at 20.8% and 21.0% of our gross contract revenue, respectively. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $43.6 million or 34.4% to $170.2 million for the year ended December 31, 2023, as compared to $126.6 million for the year ended December 31, 2022. For the year ended December 31, 2023 and 2022, total contract costs represented 49.1% and 48.4% of total contract revenue,

Table of Content
respectively. For the years ended December 31, 2023 and 2022 total contract costs represented 56.0% and 53.8% of revenue attributable to our workforce, respectively (see Net Service Revenue). Total contract costs include both direct payroll costs, and sub-consultants and other expenses.
Total direct payroll costs increased $27.9 million or 27.9% to $128.0 million for the year ended December 31, 2023, as compared to $100.1 million for the year ended December 31, 2022 due to increased staffing resulting from acquisitions and organic growth. Total direct payroll accounted for 75.2% of total contract costs for the year ended December 31, 2023, a decrease of 3.9 percentage points as compared to 79.1% for the year ended December 31, 2022.
Direct labor, the component of total direct payroll costs associated with the labor time charged to contracts (often referred to within or industry as utilization) increased $21.7 million or 29.2% to $96.0 million for the year ended December 31, 2023 as compared $74.3 million for the year ended December 31, 2022. For the year ended December 31, 2023 and 2022, direct labor costs represented 27.7% and 28.4% of gross contract revenue, respectively and represented 31.6% and 31.6% of the revenue attributable to our workforce, respectively. Labor costs not charged directly to customer contracts is considered indirect time and is treated as selling, general and administrative expense.
Other direct payroll costs, the component of total direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $6.0 million or 23.2% to $31.9 million for the year ended December 31, 2023 as compared to $25.9 million for the year ended December 31, 2022. This increase includes a $3.4 million increase in employee payroll taxes and a $3.3 million increase in health benefits for the year ended December 31, 2023, primarily due to the increase in the overall labor pool. This increase includes an increase of $2.9 million in the cost of non-cash stock compensation relating to direct payroll costs to $7.1 million for the year ended December 31, 2023, as compared to $4.2 million for the year ended December 31, 2022. The increase in non-cash stock compensation is likewise attributable to the increase in the overall labor pool.
Sub-consultants and expenses increased $15.8 million or 59.6% to $42.3 million for the year ended December 31, 2023, as compared to $26.5 million for the year ended December 31, 2022. For the year ended December 31, 2023 and 2022, sub-consultant and expenses represented 12.2% and 10.1% of gross contract revenue, respectively. We expect sub-consultant costs to be in the range of 10-15% of gross contract revenue depending on contract mix at any given time, with transportation contracts tending to have a slightly higher sub-consultant percentage. The growth in sub-consultants and expenses is directly in-line with the increase of gross contract revenue.
Operating Expense
Total operating expense increased $46.7 million or 35.9% to $176.7 million for the year ended December 31, 2023, as compared to $130.0 million for the year ended December 31, 2022.
Selling, general and administrative expenses increased $40.6 million or 34.5% to $158.4 million for the year ended December 31, 2023, as compared to $117.8 million for the year ended December 31, 2022. Indirect labor increased $20.2 million or 39.7% to $71.1 million for the year ended December 31, 2023, as compared to $50.9 million for the year ended December 31, 2022, as a result of increased staffing to accommodate growth and a seasonally impacted decrease in utilization in December 2023. General overhead increased $11.1 million or 27.8% to $51.0 million for the year ended December 31, 2023, as compared to $39.9 million for the year ended December 31, 2022, due to increased costs associated with operating as a public company, geographic expansion, and the overall growth of the company. Non-cash stock compensation associated with indirect labor hours, those not charged to customer contracts, increased $6.7 million or 61.5% to $17.6 million for the year ended December 31, 2023, as compared to $10.9 million for the year ended December 31, 2022, primarily resulting from the increase in our overall labor pool. We believe our ability to provide long-term stock related compensation to our employees is a competitive advantage for attracting and retaining labor.
Depreciation and amortization increased $6.4 million or 52.0% to $18.7 million for the year ended December 31, 2023, as compared to $12.3 million for the year ended December 31, 2022. This increase is primarily due to an increase in leased assets and intangible assets accumulated through acquisitions. We continue to increase the use of our finance lease facility as we continue to grow. Intangible assets have increased due to multiple acquisitions in 2023. Gains on the sale of certain IT equipment and automobiles increased $0.3 million or 300% to $0.4 million for the year ended December 31, 2023, as compared to $0.1 million for the year ended December 31, 2022.
(Loss) Income from Operations
Loss from operations increased $5.8 million to ($0.7) million for the year ended December 31, 2023 as compared to $5.1 million for the year ended December 31, 2022 due to reduced revenue resulting from a seasonally affected reduction

Table of Content
in labor utilization in December 2023, challenges associated with timely integration and rising overhead costs as described above.
Other Expense
Other expense increased by $2.4 million to $5.8 million of expense for the year ended December 31, 2023 as compared to $3.4 million of expense for the year ended December 31, 2022. Interest expense increased by $2.9 million. This increase is primarily attributable to increases in finance leases and acquisitions.
Income Tax (Expense) Benefit
Income tax benefit for the year ended December 31, 2023 decreased $3.5 million or 106.1% to ($0.2) million expense, as compared to $3.3 million benefit for the year ended December 31, 2022. Effective upon the completion of our initial public offering our tax status converted from cash basis to accrual basis, retroactive to January 1, 2021. This affects the timing of the payment of tax but not the expense of tax. Our effective tax rate for the year ended December 31, 2023 was (2.7%).
Income (Loss) Before Tax Expense and Net Income
Loss before tax expense increased by $8.1 million or 476.5% to $6.4 million loss for the year ended December 31, 2023, as compared to a $1.7 million income for the year ended December 31, 2022. Net loss increased by $11.6 million or 232.0% to ($6.6) million for the year ended December 31, 2023, as compared to $5.0 million for the year ended December 31, 2022.
Other financial information and non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $68.8 million or 29.3% to $304.0 million for the year ended December 31, 2023, as compared to $235.2 million for the year ended December 31, 2022. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For The Year Ended December 31,
	2023	2022
Gross revenue	$346,256	$261,714
Less: sub-consultants and other direct expenses	42,262	26,510
Net services billing	$303,994	$235,204
Net service billing decreased by 2.1 percentage points to 87.8% of gross contract revenue for the year ended December 31, 2023, as compared to 89.9% for the year ended December 31, 2022. This change was within our expected range of 85% to 90% depending on contract mix.

Table of Content
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $13.0 million or 38.2% to $47.0 million for the year ended December 31, 2023 as compared to $34.0 million for the year ended December 31, 2022. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For The Year Ended December 31,
	2023	2022	$ Change	% Change
Net Service Billing	$303,994	$235,204	$68,790	29.2%

Net (Loss) Income	$(6,624)	$5,005	$(11,629)	(232.3%)
+ interest expense	5,340	2,457	2,883	117.3%
+ depreciation & amortization	18,723	12,251	6,472	52.8%
+ tax benefit	177	(3,269)	3,446	(105.4%)
EBITDA	$17,616	$16,444	$1,172	7.1%
+ non-cash stock compensation	24,984	15,409	9,575	62.1%
+ settlements and other non-core expenses	1,170	654	516	78.9%
+ acquisition expenses	3,261	1,515	1,746	115.2%
Adjusted EBITDA	$47,031	$34,022	$13,009	38.2%
Adjusted EBITDA margin, net	15.5%	14.5%
For the years ended December 31, 2023 and 2022, Adjusted EBITDA includes $25.0 million and $15.4 million, respectively, relating to non-cash stock compensation expenses resulting from the on-going vesting of restricted stock awards.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the years ended December 31, 2023 and 2022, Adjusted EBITDA Margin, net was 15.5% and 14.5% respectively. Reduced revenue resulting from a seasonally affected reduction in labor utilization in December 2023 impacted Adjusted EBITDA margin. Since all labor was captured and there would have been no meaningful added cost associated with the lost revenue, margin would have been significantly higher had we not experienced the seasonally affected reduction to utilization.
Backlog (other key performance metrics)
Our backlog increased $63 million or 25.9% to approximately $306 million during the year ended December 31, 2023, as compared to $243 million at December 31, 2022. At December 31, 2023 and 2022, our backlog was comprised as follows:

	December 31, 2023	December 31, 2022
Building Infrastructure	54.7%	51.2%
Transportation	24.2%	30.6%
Power & Utilities	17.4%	13.4%
Other Emerging Markets	3.7%	4.8%
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our Revolving Credit Facility (as defined below), lease financing, proceeds from stock sales and other structured debt securities. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, acquisitions, and acquisition related payments. On December 31, 2023, we maintained a $70.0 million Revolving Credit Facility with Bank of America, our primary lender. See -"Credit Facilities and Other Financing" below for more information on our Revolving Credit Facility. Under the terms of our Revolving Credit Facility, available cash in our primary operating account sweeps against the outstanding balance every evening. Our cash

Table of Content
on hand therefore generally consists of petty cash and other non-operating funds not included in the nightly sweep. Cash on hand includes the cash we keep in short-term investment accounts along with deposits and payments in transit in our operating sweep account. Our cash on hand increased by $7.4 million at December 31, 2023 as compared to December 31, 2022.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For The Year Ended December 31,
Consolidated Statement of Cash Flows (amounts in thousands)	2023	2022
Net cash provided by operating activities	$11,722	$9,170
Net cash used in investing activities	(27,156)	(18,754)
Net cash provided by financing activities	22,839	2,247
Change in cash and cash equivalents	7,405	(7,337)
Cash and cash equivalents, end of period	20,687	13,282
Operating Activities
During the year ended December 31, 2023, net cash provided by operating activities was $11.7 million, which primarily consisted of ($6.6) million net loss, adjusted for stock-based compensation expense of $24.7 million and depreciation and amortization expense of $18.7 million, offset by an increase in deferred taxes relating to the capitalization of research and development costs of $25.5 million, and an increase in a net cash outflow of $0.3 million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $13.6 million increase in accounts receivable resulting from increased billing to our clients as well as additional billing from the acquired companies, a $0.1 million decrease in prepaid expenses and a $7.1 million net increase in contract assets and liabilities, offset by a $27.7 million increase in accounts payable and accrued expenses, inclusive of a long-term accrual relating to an uncertain tax position with respect to the capitalization of research and development expenses.
During the year ended December 31, 2022, net cash provided by operating activities was $9.2 million, which primarily consisted of $5.0 million net income, adjusted for stock-based compensation expense of $15.1 million and depreciation and amortization expense of $12.3 million, offset by an increase in deferred taxes of $18.0 million, and an increase in a net cash outflow of $6.1 million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $13.8 million increase in accounts receivable resulting from increased billing to our clients as well as additional billing from the acquired companies, a $2.0 million increase in prepaid expenses and a $5.9 million net increase in contract assets and liabilities, offset by a $15.8 million increase in accounts payable and accrued expenses, inclusive of a long-term accrual relating to an uncertain tax position with respect to the capitalization of research and development expenses.
Investing Activities
Net cash used in investing activities was $27.2 million for the year ended December 31, 2023, $25.7 million was related to acquisitions that occurred in 2023 and $2.1 million was for purchases of property and equipment.

Table of Content
Financing Activities
Net cash provided by financing activities was $22.8 million during the year ended December 31, 2023. This was primarily due to net proceeds of $45.3 million from our Revolving Credit Facility, offset by $4.8 million of payments for the purchase of treasury stock, $0.7 million for repurchase of common stock, $6.8 million of payments on finance leases and $11.2 million of payments on notes payable and our fixed lines of credit.
Credit Facilities and Other Financing
As of December 31, 2023, we maintained a $70.0 million revolving credit facility (the “Revolving Credit Facility”) and two non-revolving credit facilities (“Fixed Line 1” and “Fixed Line 2”) pursuant to an Amended and Restated Credit Agreement (collectively with the Revolving Credit Facility, as amended and restated the “Credit Agreement”) with Bank of America, our primary lender. The Credit Agreement has a maturity date of July 31, 2025. Under the terms of the Revolving Credit Facility, available cash in our primary operating account sweeps against the outstanding balance every evening. As of December 31, 2023, the balance on this Revolving Credit Facility was $45.3 million.
On August 2, 2023, the Company and certain of its subsidiaries, as guarantors, entered into the First Amendment to the Amended and Restated Credit Agreement (the "First Amendment"). The First Amendment increased the maximum principal amount of the Revolving Credit Facility to $70 million, is secured by all the assets of the Company and the subsidiary guarantors and extended the maturity date of the Revolving Credit Facility to July 31, 2025. Under Credit Agreement, the Company is required to comply with certain covenants, including covenants related to indebtedness, investments, liens and restricted payments, as well as to maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Credit Agreement).
The Credit Agreement is secured by all the assets of the Company and the subsidiary guarantors. Under the Credit Agreement, we are required to comply with certain covenants, including covenants on indebtedness, investments, liens and restricted payments, as well as to maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Credit Agreement). At December 31, 2023, we were in compliance with all covenants.
We utilize master lease facilities primarily with Honour Capital LLC (“Honour”) and Enterprise Leasing (“Enterprise”). The Honour Capital lease facility finances our acquisition of IT infrastructure, geospatial and survey equipment, furniture and other long-lived assets. The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. At December 31, 2023, we maintained a fleet of approximately 500 vehicles. All of our leasing facilities allow for both operating and finance leasing. We allocate finance lease payments between amortization and interest. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $0.6 million per month. We utilize a third party valuation specialist to formulate the incremental borrowing rates for the Company, to calculate the present value on new leases.
We regularly evaluate our options with respect to capital and our requirements for operations and growth. We do not limit our consideration to traditional bank financing, but rather include other structured debt and equity as option for additional capital.
For more information about our credit facilities, see Note 11 – Revolving Credit Facility and Fixed Credit Facilities.
Other Acquisitions
For information on the terms of additional promissory notes issued by the Company in connection with acquisitions during 2023 and 2022 that were not deemed significant acquisitions, see Note 4 – Acquisitions and Note 12 – Notes Payable
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

Table of Content
Effects of Inflation
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes issued as partial consideration for acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Credit Agreement under which rates are tied to Term SOFR (Secured Overnight Financing Rate), plus an applicable rate which varies between 2.10% and 2.60% based on our ratio of Funded Debt to EBITDA (as each is defined in the Credit Agreement). As of December 31, 2023, there was $45.3 million outstanding on the Credit Agreement. A one percentage point change in the assumed interest rate of the Credit Agreement would change our annual interest expense by approximately $0.5 million in 2023.
Our finance lease obligations with Honour and Enterprise were $20.4 million as of December 31, 2023. These finance lease obligations bear interest at a fixed rate. Accordingly, there is no exposure to market risk related to these obligations.
Item 8. Financial Statements and Supplementary Data
The information required by this Item 8 is submitted as a separate section beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Control and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based upon criteria in Internal Control – Integrated Framework (2013 Framework)

Table of Content
issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2023 based on the criteria in Internal Control – Integrated Framework (2013 Framework) issued by COSO.
Management is in the process of evaluating the existing controls and procedures of all eleven acquisitions completed in 2023 and integrating the acquisitions into our internal control over financial reporting. In accordance with SEC staff guidance permitting a company to exclude an acquired business from management's assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the businesses that we acquired in the eleven business combinations from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. The acquisitions represented 24% of the Company's total assets as of December 31, 2023, and 9% of the Company's gross revenues and -103% of the Company's pre-tax net loss for the year ended December 31, 2023.
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
Item 9B. Other Information
During the quarter ended December 31, 2023, the following officers of the Company each adopted a trading arrangement for the sale of securities of the Company’s common stock (each, a “10b5-1 Plan”) that is intended to satisfy the affirmative defense conditions of the Securities Exchange Rule Act 10b5-1(c):

1.On November 21, 2023, Bruce Labovitz, the Company’s Chief Financial Officer, adopted a 10b5-1 Plan that provides for the sale of up to 28,500 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from March 2024 through April 2024. Mr. Labovitz’s prior 10b5-1 Plan expired by its terms in January 2024.

2.On November 21, 2023, Michael Bruen, the Company’s Chief Operating Officer and Director, adopted a 10b5-1 Plan that provides for (i) the sale of up to 30,000 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan and (ii) a gift of 10,000 shares of the Company's common stock pursuant to the terms of the 10b5-1 Plan, in each case from March 2024 through August 2024. Mr. Bruen’s prior 10b5-1 Plan expired by its terms in February 2024.
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

10.17
First Amendment to Amended and Restated Credit Agreement dated as of August 2, 2023 among Bowman Consulting Group Ltd, certain subsidiaries thereof, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q ( File No. 001-40371), filed with the SEC on August 8, 2023).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Bowman Consulting Group Ltd Executive Officer Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†Management contract or compensatory plan or arrangement.
*Filed herewith.
**    Furnished herewith.
61

Table of Content
BOWMAN CONSULTING GROUP LTD.

Table of Content
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Bowman Consulting Group Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bowman Consulting Group Ltd. (the Company) as of December 31, 2023 and 2022, the related consolidated income statements, statements of comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Tysons, VA
March 12, 2024

Table of Content
BOWMAN CONSULTING GROUP LTD.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and equivalents	$20,687	$13,282
Accounts receivable, net	87,565	64,443
Contract assets	33,520	16,321
Notes receivable - officers, employees, affiliates, current portion	1,199	1,016
Prepaid and other current assets	11,806	7,068
Total current assets	154,777	102,130
Non-Current Assets
Property and equipment, net	27,601	25,104
Operating lease, right-of-use assets	40,743	30,264
Goodwill	96,393	53,210
Notes receivable	903	903
Notes receivable - officers, employees, affiliates, less current portion	1,119	1,417
Other intangible assets, net	46,294	27,950
Deferred tax asset, net	33,780	13,759
Other assets	1,175	1,020
Total Assets	$402,785	$255,757
LIABILITIES AND EQUITY
Current Liabilities
Bank line of credit	45,290	–
Accounts payable and accrued liabilities, current portion	44,394	40,293
Contract liabilities	7,481	6,370
Notes payable, current portion	13,989	10,168
Operating lease obligation, less current portion	9,016	6,949
Finance lease obligation, current portion	6,586	5,297
Total current liabilities	126,756	69,077
Non-Current Liabilities
Other non-current obligations	42,288	356
Notes payable, less current portion	13,738	16,276
Operating lease obligation, less current portion	37,660	28,087
Finance lease obligation, less current portion	14,408	14,254
Pension and post-retirement obligation, less current portion	4,654	4,848
Total liabilities	$239,504	$132,898

Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	–	–
Common stock, $0.01 par value; 30,000,000 shares authorized as of December 31, 2023 and 2022; 17,694,495 shares issued and 15,094,278 outstanding, and 15,949,805 shares issued and 13,556,550 outstanding as of December 31, 2023 and 2022, respectively	177	159
Additional paid-in-capital	215,420	162,922
Accumulated other comprehensive income	590	578
Treasury stock, at cost; 2,600,217 and 2,393,255, respectively	(26,410)	(20,831)
Stock subscription notes receivable	(76)	(173)
Accumulated deficit	(26,420)	(19,796)
Total shareholders' equity	$163,281	$122,859

TOTAL LIABILITIES AND EQUITY	$402,785	$255,757
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
BOWMAN CONSULTING GROUP LTD.
CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands except per share data)

	For the Year Ended December 31,
	2023	2022
Gross Contract Revenue	$346,256	$261,714
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	127,961	100,076
Sub-consultants and expenses	42,262	26,510
Total contract costs	170,223	126,586
Operating Expenses:
Selling, general and administrative	158,377	117,839
Depreciation and amortization	18,723	12,251
Gain on sale	(411)	(82)
Total operating expenses	176,689	130,008
(Loss) Income from operations	(656)	5,120
Other expense	5,791	3,384
(Loss) Income before tax expense	(6,447)	1,736
Income tax (benefit)	177	(3,269)
Net (loss) income	$(6,624)	$5,005
Earnings allocated to non-vested shares	–	783
Net (loss) income attributable to common shareholders	$(6,624)	$4,222
(Loss) Earnings per share
Basic	$(0.53)	$0.39
Diluted	$(0.53)	$0.37
Weighted average shares outstanding:
Basic	12,490,914	10,887,620
Diluted	12,490,914	11,683,758
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
BOWMAN CONSULTING GROUP LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in thousands)

	For the Year Ended December 31,
	2023	2022
Net (loss) income	$(6,624)	$5,005
Other comprehensive income
Pension and post-retirement adjustments	10	777
Other comprehensive income	10	777
Income tax provision related to items of other comprehensive income	2	(199)
Other comprehensive income, net of tax	12	578
Comprehensive (loss) income, net of tax	$(6,612)	$5,583
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
BOWMAN CONSULTING GROUP LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Years Ended December 31, 2023 and 2022
(Amounts in thousands except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2022	13,690,868	$137	$120,842	(2,201,289)	$(17,488)	$-	$(277)	$(24,801)	$78,413
Issuance of new common shares in common stock offering	1,057,500	11	15,464	-	-	-	-	-	15,475
Issuance of new common shares	654,871	6	10,655	-	-	-	-	-	10,661
Purchase of treasury stock	-	-	-	(191,966)	(3,343)	-	-	-	(3,343)
Issuance of new common shares under stock compensation plan	447,518	4	59	-	-	-	-	-	63
Issuance of new common shares under employee stock purchase plan	99,048	1	1,377	-	-	-	-	-	1,378
Stock based compensation	-	-	14,696	-	-	-	-	-	14,696
Collections on stock subscription notes receivable	-	-	-	-	-	-	104	-	104
Conversion of common shares subject to repurchase liability to permanent equity	-	-	8	-	-	-	-	-	8
Capital reduction related to acquisitions	-	-	(179)	-	-	-	-	-	(179)
Other comprehensive income, net of tax	-	-	-	-	-	578	-	-	578
Net Income	-	-	-	-	-	-	-	5,005	5,005
Balance at December 31, 2022	15,949,805	$159	$162,922	(2,393,255)	$(20,831)	$578	$(173)	$(19,796)	$122,859

Balance at January 1, 2023	15,949,805	$159	$162,922	(2,393,255)	$(20,831)	$578	$(173)	$(19,796)	$122,859
Issuance of new common shares	887,591	9	26,126	-	-	-	-	-	26,135
Purchase of treasury stock	-	-	-	(178,258)	(4,834)	-	-	-	(4,834)
Issuance of new common shares under stock compensation plan	734,042	7	(7)	-	-	-	-	-	-
Cancellation of common shares under stock compensation plan	(34,895)	-	-	-	-	-	-	-	-
Issuance of new common shares under employee stock purchase plan	61,948	1	1,546	-	-	-	-	-	1,547
Stock based compensation	-	-	23,490	-	-	-	-	-	23,490
Collections on stock subscription notes receivable	-	-	-	-	-	-	97	-	97
Exercises of conversion feature of convertible note	96,004	1	1,343	-	-	-	-	-	1,344
Repurchases of common stock	-	-	-	(28,704)	(745)	-	-	-	(745)
Other comprehensive income, net of tax	-	-	-	-	-	12	-	-	12
Net Loss	-	-	-	-	-	-	-	(6,624)	(6,624)
Balance at December 31, 2023	17,694,495	$177	$215,420	(2,600,217)	$(26,410)	$590	$(76)	$(26,420)	$163,281
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
BOWMAN CONSULTING GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (Loss) Income	$(6,624)	$5,005
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization - property, plant and equipment	9,732	8,363
Amortization of intangible assets	8,991	3,888
Gain on sale of assets	(411)	(82)
Credit losses	515	742
Stock based compensation	24,738	15,097
Deferred taxes	(25,529)	(18,049)
Accretion of discounts on notes payable	642	258
Changes in operating assets and liabilities
Accounts receivable	(13,559)	(13,779)
Contract assets	(10,866)	(4,575)
Prepaid expenses and other assets	143	(2,126)
Accounts payable and accrued expenses	27,728	15,802
Contract liabilities	(3,778)	(1,374)
Net cash provided by operating activities	11,722	9,170
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,093)	(902)
Proceeds from sale of assets	411	35
Amounts advanced under loans to shareholders	-	(5)
Payments received under loans to shareholders	115	49
Acquisitions of businesses, net of cash acquired	(25,687)	(18,035)
Collections under stock subscription notes receivable	98	104
Net cash used in investing activities	(27,156)	(18,754)
Cash Flows from Financing Activities:
Proceeds from common stock offering, net of underwriting discounts and commissions and other offering costs	-	15,475
Borrowings under revolving credit facility	45,290	-
Repayments under fixed line of credit	(430)	(734)
Repayment under notes payable	(11,237)	(4,595)
Payments on finance leases	(6,782)	(6,027)
Payments for purchase of treasury stock	(4,833)	(3,343)
Repurchases of common stock	(745)	-
Proceeds from issuance of common stock	1,576	1,471
Net cash provided by financing activities	22,839	2,247
Net increase (decrease) in cash and cash equivalents	7,405	(7,337)
Cash and cash equivalents, beginning of period	13,282	20,619
Cash and cash equivalents, end of period	$20,687	$13,282
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,212	$1,896
Cash paid for income taxes	$1,133	$400
Non-cash investing and financing activities
Property and equipment acquired under finance lease	$(8,246)	$(8,118)
Note payable converted to common shares	$(1,343)	$-
Issuance of notes payable for acquisitions	$(13,650)	$(19,089)
Issuance of contingent consideration	$(10,379)	$(487)

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
The Company’s workforce typically provides the full scope of engineering and other contract services. However, with respect to certain specialty services or other compliance requirements within a particular contract we may engage third-party sub-consultants. The Company’s headquarters is located in Reston, VA and the Company has over 95 offices throughout the United States and one office in Mexico.
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
Deferred offering costs consist primarily of accounting, legal and other fees related to the common stock offering. Prior to the offering, all deferred offering costs were capitalized within prepaid and other current assets in the consolidated balance sheet. No deferred offering costs was capitalized in the consolidated balance sheet as of December 31, 2023.
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

Table of Content
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
For services delivered under fixed price contracts, the Company uses the ratio of actual costs incurred to total estimated costs since costs incurred (an input method) represents a reasonable measure of progress towards the satisfaction of a performance obligation in order to estimate the portion of revenue earned. This method faithfully depicts the transfer of value to the customer when the Company is satisfying a performance obligation that entails a number of interrelated tasks or activities for a combined output that requires the Company to coordinate the work of employees and sub-consultants. Contract costs typically include direct labor, subcontract and consultant costs, materials and indirect costs related to contract performance. Changes in estimated costs to complete these obligations result in adjustments to revenue on a cumulative catch-up basis, which causes the effect of revised estimates to be recognized in the current period. Changes in estimates can routinely occur over the contract term for a variety of reasons including, changes in scope, unanticipated costs, delays or favorable or unfavorable progress than original expectations. In situations where the estimated costs to perform exceeds the consideration to be received, the Company accrues the entire estimated loss during the period the loss becomes known.
When a performance obligation is billed using a time-and-material type contract, the Company measures its progress to complete based upon the hours incurred for the period times contractually agreed upon billing rates plus any materials delivered or consumed in the project. When applicable, the Company will recognize revenue under these contracts as invoiced under the practical expedient.

Table of Content
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
Contract related assets and liabilities are classified as current assets and current liabilities. Significant balance sheet accounts related to the revenue cycle are as follows:
Accounts receivables, net:
Accounts receivable, net (contract receivables) includes amounts billed under the contract terms. The amounts are stated at their net realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated number of receivables that will not be collected. The Company considers several factors in its estimated expected credit losses including the related ages of past due receivables, including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of such receivables. No single client accounted for more than 10% of the Company's outstanding receivables at December 31, 2023 and 2022.
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
The Company can, at times, be subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the years ended December 31, 2023 and 2022. The Company’s customers are located throughout the United States. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.

Table of Content
Allowance for Doubtful Accounts and Expected Credit Losses
The Company records accounts receivable net of an allowance for doubtful accounts. The allowance is determined based upon management’s review of the estimated collectability of the specific accounts receivable, client type, client credit worthiness, plus a general provision based upon the historical loss experience and existing economic conditions. The Company charges off uncollectible amounts against the allowance for doubtful accounts once management determines the amount, or a portion thereof, to be worthless. Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for expected credit losses. As of December 31, 2023 and 2022, the balance in the allowance for expected credit losses was $2.2 million and $2.2 million, respectively.
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
For the years ended December 31, 2023 and 2022, the Company recognized a $0.4 million and a $0.1 million gain, respectively, from the disposal of certain pieces of property and equipment in connection with sale-leaseback transactions. This amount is recorded within gain on sale on the accompanying consolidated financial statements.
Pension and Post-retirement
Accounting and reporting for the Company's defined benefit plans requires the use of assumptions. These assumptions are reviewed annually based on reviews of current plan information and consultation with the Company's independent actuary. If these assumptions differ materially from actual results, the Company's obligations under the defined benefit plans could also differ materially, potentially requiring the Company to record an additional liability. The Company's defined benefit plan liabilities are developed from actuarial valuations, which are performed every year.
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
The Company accounts for leases in accordance with ASC 842, Leases ("ASC 842"). ASC 842 requires lessees to recognize assets and liabilities for most leases. The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of an identified asset for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract, and (2) the customer has the right to control the use of the identified asset. Lessees are required to classify leases as either finance or operating leases. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.
The Company has elected the “Package of three” practical expedients as outlined in ASC 842-10-65-1f which permits the Company not to reassess whether existing or expired contracts are or contain leases, the classification of leases

Table of Content
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
Business Combinations
Business combinations are accounted for under the acquisition method of accounting, which requires recognition separately from goodwill, the assets acquired, and the liabilities assumed at their acquisition date fair values. While best estimates and assumptions are used to calculate the fair value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, when applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, adjustments that are based on new information obtained about facts and circumstances that existed as of the acquisition date are recorded to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recognized in the consolidated income statements. For any equity consideration in a business combination, the Company has valued the equity utilizing the average (mean) closing price of the Company’s common stock on Nasdaq for the twenty (20) trading days prior to closing date, weighted for volume of each trading day.
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
The Company performs its annual impairment assessment October 1st of each year. As its business is highly integrated and its components have similar economic characteristics, the Company has concluded it has one reporting unit at the combined entity level. The Company does not amortize goodwill, but rather evaluates goodwill for potential impairment on an annual basis or at other times during the year if indicators of impairment exist. The Company evaluates goodwill for potential impairment by comparing the carrying value of the reporting unit to its fair value. When the Company evaluates goodwill for potential impairment, generally, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines qualitatively that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if the Company decides to bypass the qualitative assessment, the Company performs a quantitative analysis. The quantitative analysis is used to identify both the existence of impairment and the amount of the impairment loss by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. The estimated fair value is based on forward-looking estimates of performance and cash flows of the reporting unit, which are based on historical operating results, adjusted for current and expected future market conditions, as well as various internal projections and external sources. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss would be recognized in the Company's consolidated income statements in an amount equal to the excess of the carrying value over the estimated fair value, limited to the total amount of goodwill.
The Company performed an impairment analysis for the years ended December 31, 2023 and 2022 and concluded that the fair value of the reporting unit was in excess of its carrying amount, and as such, no impairment was required.

Table of Content
Definite-lived intangible assets that were acquired through asset acquisitions or business combinations include customer relationships, contract rights, and favorable leaseholds. These intangible assets are amortized over their estimated useful lives ranging from two to thirteen years using a straight-line method as it approximates the accelerated method.
The Company is required to review long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. We report assets to be disposed of at the lower of the carrying amount or fair value, less cost to sell. There were no impairment indicators of long-lived assets or definite lived intangibles for the years ended December 31, 2023 and 2022.
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
Non-recourse Notes Treated as Substantive Options
Certain stock subscription notes receivable of the Company are non-recourse. As such, these notes are substantive options under ASC Topic 718 subject to the Black-Scholes-Merton method of computing compensation cost. The option strike price is calculated as the purchase price of the shares plus the estimated interest per share expected to be collected during the term of the note. Because at any time the notes may be pre-paid, the Company recognizes the total calculated compensation cost at the time of issuance. Pursuant to the terms of the notes, the Company collects payments through payroll deductions. The Company considers the payments to be periodic exercises of the options. The Company accounts for stock purchases through exercise in accordance with ASC Topic 718. No note receivable exists for these non-recourse notes.
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
As of December 31, 2023 and 2022:
•The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short duration of these instruments.

Table of Content
•The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local financial institutions for arrangements with similar terms to industry peers with comparable credit characteristics. Accordingly, the debt obligations involve Level 3 fair value inputs.
Fair value measurements relating to our business combinations are made primarily using Level 3 inputs including discounted cash flow and to the extent applicable, Monte Carlo simulation techniques. Fair value for the identified intangible assets is generally estimated using inputs primarily for the income approach using the multiple period excess earnings method. The significant assumptions used in estimating fair value include (i) revenue projections of the business, including profitability, (ii) attrition rates and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Other personal property assets, such as property, plant and equipment, are valued using the cost approach, which is based on replacement or reproduction costs of the asset less depreciation. The fair value of the contingent consideration is estimated using published treasury rates in the Wall St. Journal and discounting the present value along with other significant assumptions which include projections of revenue, and probabilities of meeting those projections, as well as Monte Carlo simulation techniques.
The following is a summary of change in contingent consideration:

	For the Year Ended	For the Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Balance at beginning of period	$487	$14
Fair value of contingent consideration issuances	10,379	487
Change in fair value of contingent consideration	(299)	437
Settlement of contingent consideration	–	(451)
Balance at end of period	$10,567	$487
The change in fair value consideration is included in Other Expense in the Consolidated Income Statement.
Advertising Expense
The Company expenses the cost of advertising as incurred. Advertising expense was $0.2 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.
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
The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company’s effective tax rate for the years ended December 31, 2023 and 2022 was (2.7)% and (195.4)%.
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
The Company files income tax returns in the U.S. federal jurisdiction and certain states in which it operates. Based on the timing of the filing of certain tax returns, the Company’s federal income tax returns for tax years 2020 and thereafter remain subject to examination by the U.S. Internal Revenue Service. The statute of limitations on the Company’s state income tax returns generally conforms to the federal three-year statute of limitations.

Table of Content
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
Accounting guidance not yet adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items in annual and interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the impacts of the new standard.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and should be applied prospectively. Retrospective application is permitted. We are currently evaluating the impacts of the new standard.
The Company does not believe that any recently issued standards other than those noted above as material would have a material effect on its consolidated financial statements.
3. (Loss) Earnings Per Share and Certain Related Information
Basic (loss) earnings per share is calculated by dividing net (loss) income attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the years ended December 31, 2023 and 2022. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings of the Company. The dilutive effect of options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of performance based restricted stock units, which are considered contingently issuable shares, is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee Stock Purchase Plan is reflected in diluted earnings per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The dilutive effect of convertible debt is reflected in diluted earnings per share by application of the if-converted method. The Company uses the two-class method to determine earnings per share.
For calculating basic loss per share, for the year ended December 31, 2023, the weighted average number of shares outstanding exclude 1,796,615 non-vested restricted shares and 7,900 unexercised substantive options. The computation of diluted loss per share for the year ended December 31, 2023 did not assume the effect to all potential dilutive common stock equivalents outstanding for the period.
For calculating basic earnings per share, for the year ended December 31, 2022, the weighted average number of shares outstanding exclude 2,004,944 non-vested restricted shares and 12,830 unexercised substantive options. The

Table of Content
computation of diluted earnings per share for the year ended December 31, 2022 did assume the effect of restricted shares or substantive options because the effects were antidilutive.
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the years ended December 31, 2023 and 2022 (in thousands, except share data):

	For the Year Ended December 31,
	2023	2022
Numerator
Net (loss) income	$(6,624)	$5,005
Earnings allocated to non-vested shares	–	783
Subtotal	$(6,624)	$4,222
Denominator
Weighted average common shares outstanding	12,490,914	10,887,620
Effect of dilutive nominal options	–	–
Effect of dilutive contingently earned shares	–	796,138
Dilutive average shares outstanding	12,490,914	11,683,758
Basic (loss) earnings per share	$(0.53)	$0.39
Dilutive (loss) earnings per share	$(0.53)	$0.37
Share Repurchases
On November 10, 2022, our board of directors authorized a program, to spend up to $10.0 million for the repurchase of our common stock (the "2022 Repurchase Authorization"). The common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan did not obligate the Company to repurchase any specific number or any specific dollar amount of shares. The authorization expired on November 10, 2023.
On November 17, 2023, the board of directors authorized a new $10 million share repurchase program under which the Company may repurchase up to $10 million of our common stock (the "2023 Repurchase Authorization"). The authorization is effective from November 17, 2023, through November 16, 2024. The execution of the repurchase program is expected to be consistent with the Company’s strategic initiatives which prioritize investments in organic and acquisitive growth. The timing and amount of any share repurchases will be determined by management at its discretion based on several factors including share price, market conditions and capital allocation priorities. Shares may be repurchased from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The share repurchase program does not obligate Bowman to acquire a specific number of shares of common stock and may be suspended, modified, or discontinued at any time without notice.
At December 31, 2023, the Company has $10.0 million remaining under the 2023 Repurchase Authorization.
The following tables summarizes repurchase activity under the 2022 Repurchase Authorization through December 31, 2023. There has been no repurchases of common stock under the 2023 Repurchase Authorization as of December 31, 2023.

Amount Authorized (2022 Repurchase Authorization)	Average Price Per Share[1]	Total Shares Held in Treasury	Shares Repurchased
$10,000,000	$25.96	28,704	28,704
1Includes commissions paid and calculated at the average price per share

Table of Content
4. Acquisitions
Business Combinations
During 2023, the Company completed eleven acquisitions, diversifying across geographic regions and services. The Company paid total consideration of $75.7 million which was comprised of combinations of cash, promissory notes, convertible notes, shares of common stock and assumed liabilities. No cash was acquired with these acquisitions. Shares of common stock are subject to a six-month lock-up. Promissory notes bear a simple interest rate ranging from 5.00% to 11.00% and are payable in quarterly payments of principal and interest beginning February 2023 and ending in December 2026. Convertible notes bear a simple interest rate ranging from 7.00% to 8.00% and are payable in lump sum payments or quarterly payments of principal and interest beginning December 2024 and ending in September 2027; see Note 12 Notes Payable for additional information regarding the convertible notes payable. For tax purposes, dependent on the transaction, the acquisitions were treated either as an asset, stock or a merger. For six of the acquisitions, the purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration in the form of the Company's common stock, cash and non-negotiable promissory notes, based on certain financial performance thresholds. The final settlement amount will depend on ongoing operations of the acquired company. The payout amounts range between $0 and $3.0 million; see Note 2 Fair Value Measurements for additional information regarding the fair value of contingent consideration. In connection with these acquisitions, the Company recognized $1.2 million of acquisition related expenses within Other Income and Expenses in the consolidated statement of income for the year ended December 31, 2023, including legal fees, consulting fees, and other miscellaneous expenses associated with acquisitions. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes.
During 2022, the Company completed nine acquisitions. The Company paid total consideration of $47.5 million which was comprised of any combination of cash, promissory notes, convertible notes, shares of common stock and assumed liabilities. No cash was acquired with these acquisitions. Shares of common stock are subject to a six-month lock-up. Promissory notes bear a simple interest rate ranging from 3.50% to 7.00% and is payable in lump sum payments or in quarterly payments of principal and interest beginning May 2022 and ending in May 2027. Convertible notes bear a simple interest rate ranging from 4.75% to 7.00% and is payable in quarterly payments of principal and interest beginning November 2022 and ending in May 2027; see Note 12 Notes Payable for information regarding the convertible notes payable. For tax purposes, the acquisitions were treated as asset acquisitions, resulting in a step up in tax basis. Accordingly, there are no material deferred tax assets or liabilities to be recorded through purchase accounting. The purchase agreement for one of the acquisitions includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration in the form of the Company's common stock, cash and a non-negotiable promissory note, based on certain financial performance thresholds. The payout amount ranges between $0 and $3.0 million; see Note 2 Fair Value Measurements for additional information regarding the fair value of contingent consideration. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes. The purchase price allocations have been completed and the amounts are deemed final.

Table of Content
The purchase price allocations at fair value, for 2023 and 2022 acquisitions as of December 31, 2023 and 2022 are presented below:

(in thousands)	2023	2022
Assets:
Accounts Receivable, net	$10,112	$12,427
Contract assets	6,334	2,253
Prepaid and other current assets	361	595
Property and equipment, net	1,952	2,068
Operating lease, right-of-use assets	7,078	96
Goodwill	43,512	25,225
Other intangible assets	27,361	19,626
Other assets - non-current	44	–
Total assets acquired:	$96,754	$62,290
Liabilities:
Accounts payable and accrued liabilities, current portion	$3,258	$6,182
Contract liabilities	4,891	2,906
Other non-current obligations	23,920	18,475
Operating lease obligation, less current portion	7,078	–
Finance lease obligation, less current portion	–	304
Pension and post-retirement obligation, less current portion	–	5,782
Deferred tax liability	5,787	–
Total liabilities assumed:	$44,934	$33,649
Net assets acquired:	$51,820	$28,641
Cash flow reconciling items:
Issuance of common stock as partial consideration	(26,133)	(10,606)
Cash paid for acquisitions, net of cash acquired	$25,687	$18,035

For the year ended December 31, 2023, the Company recorded measurement period adjustments of $0.1 million increase to prepaid and other current assets, $0.3 million increase to contract assets, $3.2 million increase to goodwill and intangible assets offset by $3.7 million increase to deferred tax liability and $0.1 million decrease to contract liabilities and accrued liabilities. If the change in provisional amounts had been recorded at the acquisition date it would have resulted in a decrease in revenue by $0.4 million in prior periods.
The amounts in the tables above represent the preliminary purchase allocation for the 2023 acquisitions. The purchase price allocation, including the residual amount allocated to goodwill, is based on preliminary information and is subject to change as additional information concerning final asset and liability valuations are obtained and management completes its reassessment of the measurement period procedures based on the results of the preliminary valuation. During the applicable measurement period, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date.
Definite-lived intangible assets that were acquired through asset acquisitions or business combinations include customer relationships, contract rights, and favorable leaseholds. These intangible assets are amortized over their estimated useful lives ranging from two to thirteen years using a straight-line method as it approximates the accelerated method.
The following table summarizes the preliminary purchase price allocation at fair value for identifiable intangible assets acquired in 2023 and 2022:

Table of Content

	2023	Weighted-Average Life	2022	Weighted-Average Life
Customer relationships	$20,050	10.45	$14,177	12.90
Contract rights	6,980	1.18	4,448	2.28
Favorable leaseholds	331	7.76	27	1.42
Licensing rights	$–		$974	Indefinite
Total	$27,361		$19,626

Results from Acquisitions
The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of companies acquired during 2023 from their respective dates of acquisition for the year ended December 31, 2023 (in thousands):

For the Year Ended December 31, 2023
Gross Contract Revenue[1]	$32,271
Pre-tax Net Income[3]	$6,651

1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.

3 Pre-tax Net Income excludes corporate overhead allocation.

The following table presents the unaudited, pro forma consolidated results of operations for the year ended December 31, 2023 and December 31, 2022 assuming that the companies acquired in 2023, described above, occurred on January 1, 2022. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Year Ended
	December 31, 2023	December 31, 2022
Gross Contract Revenue [2]	$386,220	$324,907
Pre-tax Net Income	$1,053	$4,427

2Gross contract revenue in these pro forma financials does not conform to GAAP as required by ASC 606, Revenue from Contract with Customers, as it is impracticable to obtain the historical information necessary to apply this accounting standard. The historical estimates required to be able to accurately determine the percent complete accounting on the contracts that comprise the revenue is not available for the required periods.

5. Disaggregation of Revenue and Contract Balances
The Company disaggregates revenues by contract type, see Revenue Recognition in Note 2 for further details. For the year ended December 31, 2023 and 2022, the Company derived 89.4% and 93.9% of its revenue from contracts classified as lump sum, and 10.6% and 6.1% of its revenue from exclusively time and material contracts, respectively. The Company had approximately $227.3 million in remaining performance obligations as of December 31, 2023 of which it expects to recognize approximately 87.5% within the next twelve months and the remaining 12.5% thereafter.
Disaggregated revenues by contract type were as follows (in thousands):

Table of Content

	For the Twelve Months Ended December 31,
	2023		2022
Fixed fee	$309,703	89.4%	$245,685	93.9%
Time-and materials	36,553	10.6%	16,029	6.1%
Gross contract revenue	$346,256	100.0%	$261,714	100.0%
The Company recognized $3.1 million of revenue for the year ended December 31, 2023, which was included in the contract liabilities balance as of December 31, 2022.
6. Contracts in Progress
The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$359,509	$279,173
Estimated contract earnings in excess of costs	541,851	398,791
Estimated contract earnings to date	901,360	677,964
Less: billed to date	(875,321)	(668,013)
Net contract assets	$26,039	$9,951
7. Notes Receivable
The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The maturity dates for certain notes from officers, employees and affiliated entities have been extended until January 2026. The following is a summary of these notes receivable (in thousands):

	December 31, 2023	December 31, 2022
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 0.0% - 5.5%. The notes receivable mature through January 2026.	$2,318	$2,433
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2025.[1]	903	903
Total:	3,221	3,336
Less: current portion
Officers, employees and affiliates	(1,199)	(1,016)
Noncurrent portion	$2,022	$2,320
1Notes initiated prior to the Company's initial public offering.
Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. During the year ended December 31, 2023, interest accrued on the notes receivable at the stipulated rates between 0.0% and 5.50%.

Table of Content
8. Property and Equipment, Net
Property and equipment for fixed assets are as follows (in thousands):

	December 31, 2023	December 31, 2022
Computer equipment	$2,321	$2,101
Survey equipment	5,711	5,088
Vehicles	2,127	1,032
Furniture and fixtures	2,498	2,398
Leasehold improvements	8,870	7,727
Software	389	316
Fixed assets pending lease financing [1]	960	181
Total:	22,876	18,843
Less: accumulated depreciation	(14,818)	(12,319)
Property and Equipment, net of finance lease assets	$8,058	$6,524
1assets acquired which will be re-financed under the Company's finance lease facilities

Depreciation expense for fixed assets for the years ended December 31, 2023 and 2022 was $2.5 million and $1.6 million, respectively.
Property and equipment for finance leased assets are as follows (in thousands):

	December 31, 2023	December 31, 2022
Equipment	$20,435	$16,256
Vehicles	8,540	6,787
Total:	28,975	23,043
Less: accumulated amortization on leased assets	(9,432)	(4,463)
Finance lease assets, net	$19,543	$18,580
Amortization expense for finance leased assets for the years ended December 31, 2023 and 2022 was $7.3 million and $6.8 million, respectively.
9. Goodwill
The following is a summary of goodwill resulting from business acquisitions held by the Company at December 31, 2023 (in thousands):

Goodwill
Balance as of December 31, 2022	$53,210
2023 Acquisitions - additions	40,785
2023 Acquisitions - adjustments	2,726
2022 Acquisitions - adjustments	(328)
Balance as of December 31, 2023	$96,393

Table of Content
10. Intangible Assets
Total intangible assets consisted of the following at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$43,644	$(5,643)	$38,001	$23,595	$(2,330)	$21,265
Contract rights	14,261	(8,036)	6,225	7,281	(2,416)	4,865
Favorable leaseholds	518	(105)	413	187	(48)	139
Domain name	281	–	281	281	–	281
Licensing rights	1,374	–	1,374	1,400	–	1,400
Total	$60,078	$(13,784)	$46,294	$32,744	$(4,794)	$27,950
The domain name and licensing rights acquired during the year ended December 31, 2022 totaled $1.0 million and has an indefinite useful life. No such assets were acquired during the year ended December 31, 2023.
The following table summarizes the total weighted average useful lives of intangible assets by asset class used for expense purposes:

	December 31, 2023	December 31, 2022
Customer relationships	11.27	11.97
Contract rights	1.84	2.47
Leases	7.86	8.05
Amortization expense for the years ended December 31, 2023 and 2022 was $9.0 million and $3.9 million, respectively.
Future amortization is as follows for the years ending December 31 (in thousands):

Year ending December 31,
2024	$10,103
2025	5,002
2026	4,411
2027	4,319
2028	4,302
Thereafter	16,502
Total	$44,639
11. Revolving Credit Facility and Fixed Credit Facilities

The Company has one revolving credit facility (the “Revolving Credit Facility”) and three non-revolving credit facilities (“Fixed Line 1”, Fixed Line 2” and “Fixed Line 4” collectively, the “Fixed Lines”) with Bank of America, N.A. On December 31, 2023 and December 31, 2022, the interest rate on the Revolving Credit Facility was 9.60% and 8.50%, respectively. All outstanding principal on the Revolving Credit Facility is due on July 31, 2025. On December 31, 2023 and December 31, 2022, there was $45.3 million and no outstanding balance on the Revolving Credit Facility, respectively.
On November 11, 2022, the Company and certain of its subsidiaries, as guarantors, entered into an Amended and Restated Credit Agreement with Bank of America, N.A. (the "Amended and Restated Agreement") as well as an Amended and Restated Pledge and Security Agreement. The Amended and Restated Agreement increases the maximum principal amount of the Revolving Credit Facility to $50 million, is secured by all the assets of the Company and the subsidiary guarantors and has a maturity date of September 30, 2024. Under the Amended and Restated Agreement, the Company is

Table of Content
required to comply with certain covenants, including covenant on indebtedness, investments, liens and restricted payments, as well as maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Amended and Restated Agreement). On August 2, 2023, the Company entered into a First Amendment to the Amended and Restated Credit Agreement whereby the maximum principal amount of the Revolving Credit Facility was increased to $70 million, the term was extended to July 31, 2025, and certain provisions relating to interest rate spreads and used fees were modified.
Fixed Line #1 has a maximum advance of $1.0 million, does not allow for re-borrowings and is included in Notes Payable (see Note 12). The Company pays interest on a monthly basis at a rate equal to SOFR Simple ARR plus 2.0%. On December 31, 2023 and December 31, 2022, the interest rate was 7.40% and 6.30%, respectively. Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2018, the Company is obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in August 2023. As of December 31, 2023, Fixed Line #1 was paid in full and there was no outstanding balance. As of December 31, 2022, the outstanding balance on Fixed Line #1 was $0.1 million.
Fixed Line #2 has a maximum advance of $1.0 million, does not allow for re-borrowings and is included in Notes Payable (see Note 12). Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2020, the Company is obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in September 2025. On December 31, 2023 and 2022, the outstanding balance on Fixed Line #2 was $0.3 million and $0.5 million, respectively.
Facility #4 is a term loan with a principal loan amount of $1.0 million and is included in Notes Payable (see Note 12). The loan was to be repaid over thirty-six months beginning April 13, 2020 through maturity on March 13, 2023. The interest rate on this loan was 3.49%. On December 31, 2023, Facility #4 was paid in full and there was no outstanding balance. As of December 31, 2022, the outstanding balance on Facility #4 was $0.1 million.
The Company secures its obligations under the Amended and Restated Agreement with substantially all assets of the Company. Obligations of the Company to certain other shareholders of the Company are subordinated to the Company’s obligations under the Amended and Restated Agreement and Fixed Line loans. The Company must maintain, on a combined basis certain financial covenants defined in the Amended and Restated Agreement
Interest expense on the Revolving Credit Facility and Fixed Lines totaled $1.5 million and $43,000 during the years ended December 31, 2023 and 2022, respectively.

Table of Content
12. Notes Payable
Notes payable consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Related parties:
[1]Shareholders and Owners of Acquired Entities - Interest accrues annually at rates ranging from 3.25% - 11.00%. The notes payable mature on various dates through December 2026.	$21,663	$19,649
Convertible Notes Payable - Interest accrues annually at rates ranging from 4.75% - 8.00% annually. The convertible notes payable mature on various dates through September 2027.	6,631	6,675
Unrelated third parties:
Note payable for purchase of software and vehicles	130	55
Note payable for purchase of intangible asset	–	50
Fixed lines of credit - see note 11	344	773
Discounts on notes payable issued as consideration in acquisitions:
[1]Shareholders and Owners of acquired entities	(1,041)	(758)
Total	27,727	26,444
Less: current portion	(13,989)	(10,168)
Noncurrent portion	$13,738	$16,276
1 Includes notes payable to all owners irrespective of current relationship with the Company.
The Company’s chairman and Chief Executive Officer guarantees certain of the notes payable, and certain of the notes payable are subordinate to the terms of the Credit Agreement disclosed in Note 11.
Interest expense attributable to the notes payable totaled $2.1 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively.
Future principal payments on notes payable are as follows for the years ending December 31 (in thousands):

2024	$14,672
2025	8,761
2026	4,311
2027	1,024
2028	–
Total	$28,768
Convertible Notes Payable
In July 2022, the Company issued a $4.0 million 4.75% unsubordinated convertible note with a maturity date in July 2027 as partial consideration for the acquisition of Project Design Consultants, LLC (see Note 4 Acquisitions). The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $14.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note will be payable in quarterly payments of principal, interest or both beginning in October 2022 and ending in April 2027. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. Elections were made by the holders, and as of December 31, 2023, $1.3 million of the note was converted to 96,004 shares of common stock at $14.00 per share.

Table of Content
In August 2022, the Company issued a $1.1 million 5.50% unsubordinated convertible note with a maturity date in May 2027 as partial consideration for the acquisition of Anchor Consultants, LLC (see Note 4 Acquisitions). The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $18.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note will have quarterly payments of principal, interest or both beginning in November 2022 and ending in May 2027. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of December 31, 2023, there has been no election by the holders to convert any portions of the convertible note to common stock.
In December 2022, the Company issued a $1.6 million 7.00% unsubordinated convertible note with a maturity date in September 2027 as partial consideration for the acquisition of H2H Geoscience Engineering, PLLC (see Note 4 Acquisitions). The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $18.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note will have quarterly payments of principal, interest or both beginning in December 2024 and ending in September 2027. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of December 31, 2023, there has been no election by the holders to convert any portions of the convertible note to common stock.
In November 2023, the Company issued a $1.3 million 8.00% unsubordinated convertible note with a maturity date in May 2024 as partial consideration for the acquisition of High Mesa Consulting Group, Inc. (see Note 4 Acquisitions). The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $28.13 per share upon proper notice. Subject to the exercise of the conversion, the convertible note and the accrued interest shall be payable in May 2024. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of all or part of the unpaid principal amount and accrued interest be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. As of December 31, 2023, there has been no election by the holders to convert any portions of the convertible note to common stock.
13. Pension and Post-retirement Benefit Obligations
In 2022, the Company acquired various non-qualified defined benefit pension plans in the U.S. (the "Plan"). Individual benefits under the Plan generally are based on the employee’s years of creditable service and compliance with non-compete agreements. The plan is unfunded and there are no plan assets. The pension benefit obligations were measured as of December 31, 2023 and 2022. There were no contributions made to the Plan as of December 31, 2023 and 2022.
The following tables provide reconciliations of the changes in the Plans’ benefit obligations as of December 31, 2023 and 2022:

(Amounts in thousands)	December 31, 2023	December 31, 2022
Change in benefit obligation
Benefit obligation at beginning of year	$5,087	$–
Acquired benefit obligations	–	5,782
Service cost	41	34
Interest cost	273	165
Direct benefit payments	(303)	(117)
Actuarial gain	(52)	(777)
Benefit obligation at end of year	$5,046	$5,087

Table of Content
The following table sets forth the amounts recognized in the consolidated balance sheets as of December 31, 2023 and 2022:

(Amounts in thousands)	December 31, 2023	December 31, 2022
Amount recognized in the consolidated balance sheets:
Accounts payable and accrued liabilities, current portion	$(392)	$(239)
Post-retirement obligation, less current portion	(4,654)	(4,848)
Net amount recognized in the balance sheet	$(5,046)	$(5,087)

The net periodic benefit expense for the Company's pension plans for the year ended December 31, 2023 and 2022 was $0.3 million and $0.2 million, respectively.
The change in benefit obligations recognized in other comprehensive income during the year was a net gain of $10,000 and $0.8 million for the year ended December 31, 2023 and 2022, respectively.
The amount of applicable deferred income taxes included in other comprehensive income arising from a change in net prior service cost and net (loss) income was $2,000 and $0.2 million for the year ended December 31, 2023 and 2022, respectively.
The following table provides additional information for pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2023 and 2022:

(Amounts in thousands)	December 31, 2023	December 31, 2022
Projected benefit obligation	$1,103	$1,175
Accumulated benefit obligation	1,103	1,175
Fair value of plan assets	–	–
There are no required minimum contributions for the pension plans.
The following table provides the expected future benefit payments:

Year Ending December 31,	(Amounts in thousands)
2024	$392
2025	265
2026	258
2027	280
2028	287
Thereafter	1,549
The following are the underlying assumptions for the pension plans as of December 31, 2023 and 2022:

Table of Content

	December 31, 2023	December 31, 2022
Weighted-average assumptions to determine benefit obligations:
Discount rate	5.30%	5.51%
Weighted-average assumptions to determine service cost:
Discount rate	5.48%	4.53%
Weighted-average assumptions to determine interest on service cost:
Discount rate	5.55%	4.58%
Pension costs are determined using the assumptions as of the beginning of the plan year.

14. Related Party Transactions
The Company leases commercial office space from BCG Chantilly, LLC (BCC), an entity in which Mr. Bowman, Mr. Bruen and Mr. Hickey collectively own a 63.6% interest. As of December 31, 2023 and 2022, there were no amounts due to or receivables due from BCC. Rent expense for years ended December 31, 2023 and 2022 was $0.1 million and $0.1 million, respectively.
Bowman Lansdowne Development, LLC (BLD) is an entity in which Mr. Bowman has an ownership interest. On December 31, 2023 and 2022, the Company’s notes receivable included $0.5 million and $0.5 million, respectively, from BLD, with a maturity date of December 31, 2025.
Lansdowne Development Group, LLC (LDG) is an entity in which BLD has a minority ownership interest. On December 31, 2023 and 2022, our accounts receivable included $0.1 million and $0.1 million, respectively, due from LDG. On December 31, 2023 and 2022, notes receivable included $0.4 million and $0.4 million, respectively, from LDG, with a maturity date of December 31, 2025.
Bowman Realty Investments 2010, LLC (BR10) is an entity in which Mr. Bowman has an ownership interest. On December 31, 2023 and 2022, the Company’s notes receivable included $0.2 million and $0.2 million, respectively, from BR10, with a maturity date of December 31, 2025.
Alwington Farm Developers, LLC (AFD) is an entity in which BR10 has a minority ownership interest. On December 31, 2023 and 2022, notes receivable included $1.2 million and $1.2 million, respectively, from AFD, with a maturity date of December 31, 2024.
MREC Shenandoah VA, LLC (“MREC Shenandoah”) is an entity in which Lake Frederick Holdings, LLC (“Lake Frederick Holdings”) owns a 92% interest and Shenandoah Station Partners LLC, an entity owned in part by Bowman Lansdowne and in part by Bowman Realty 2013, owns an 8% interest. Mr. Bowman owns a 100% interest in, and is the manager of, Lake Frederick Holdings. Mr. Bowman is the sole member of Bowman Realty 2013. Since 2020, the Company has provided engineering services to MREC Shenandoah in exchange for cash payments. During the years ended December 31, 2023 and 2022, the Company invoiced $0.2 million and $0.7 million, respectively, and received payments of $0.2 million and $0.3 million, respectively.
During the years ended December 31, 2023 and 2022, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $0.1 million and $0.1 million, respectively. These entities were billed $0.1 million and $0.1 million, respectively.
Gregory Bowman, the son of Mr. Bowman, is a full-time employee of the Company. Gregory Bowman was paid $0.2 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.
Bowman Realty Investments 2013 LLC (BR13) is an entity in which Mr. Bowman has an ownership interest.
On December 31, 2023 and 2022, the Company was due $48,000 and $0.1 million, respectively, from shareholders under the terms of stock subscription notes receivable.

Table of Content
On December 31, 2023 and 2022, the Company owed $0.1 million and $0.2 million, respectively to the estate of a retired shareholder and former director in connection with a 2015 acquisition.
In August of 2022, the Company agreed to reimburse Mr. Bowman at a fixed hourly rate for the business use of an aircraft owned by Sunrise Asset Management, a company owned 100% by Mr. Bowman. The Company paid $0.4 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.
15. Income Taxes
The provision (benefit) for income taxes consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Current expense (benefit):
Federal	$20,694	$9,655
State	5,001	4,844
Foreign	24	12
Total	25,719	14,511
Deferred expense (benefit):
Federal	(21,454)	(14,073)
State	(4,088)	(3,707)
Total	(25,542)	(17,780)
Provision (benefit) for income taxes	$177	$(3,269)
The Company measures deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. Components of the Company’s deferred tax asset and liability are as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Lease liabilities	$12,119	$9,587
Bad debt reserve	608	593
Accrued employee related expenses	1,029	901
Capitalized research and development costs	37,957	18,670
Restricted stock units	3,052	1,701
Performance stock units	1,738	672
Acquisition related transaction costs	890	392
Intangible asset amortization	–	680
Other	2	2
	57,395	33,198
Deferred tax liabilities:
Fixed asset depreciation	(4,833)	(5,286)
Lease assets	(10,387)	(7,733)
Intangible asset amortization	(1,775)	–
Prepaid expenses	(1,102)	(622)
Section 481(a) adjustment	(3,343)	(4,229)
Goodwill amortization	(2,175)	(1,569)
	(23,615)	(19,439)
Net deferred tax assets (liabilities)	$33,780	$13,759

Table of Content
Beginning January 1, 2022, the Tax Cuts and Jobs Act (TCJA) of 2017 eliminated the option to deduct research and development expenditures in the current year and now requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the TCJA, deferred tax assets reflect approximately $105 million and $82 million of pre-tax capitalized and amortizable research and development costs for the years ended December 31, 2023 and 2022, respectively.
The Company’s tax attributes, including net operating losses and credits, are subject to any ownership changes as defined under the Internal Revenue Code Sections 382 and 383. A change in ownership could affect the Company’s ability to utilize its net operating losses and credits. The Company has recognized the portion of net operating losses and research and development credits acquired that will not be limited and more likely than not to be realized.
Based on the Company’s operating history and management’s expectation regarding future profitability, management believes the Company’s deferred tax assets are more likely than not to be realizable under ASC 740, Income Taxes. Accordingly, no valuation allowance exists as of December 31, 2023, and December 31, 2022.
Income tax expense (benefit) differed from the amounts computed by applying the federal statutory income tax rate of 21% to pretax income due to the following adjustments (in thousands):

	December 31, 2023	December 31, 2022
Statutory rate	$(1,354)	$351
State income taxes, net of federal benefit	(138)	225
Section 162(m) compensation differences	1,381	773
Other permanent differences	269	107
Stock compensation	(1,770)	(1,348)
Foreign taxes	24	12
Other	–	1
Research & development credit	(3,098)	(3,664)
Uncertain tax positions	4,863	274
Provision (benefit) for income tax	$177	$(3,269)
The adjustment to the statutory rate from state income taxes for the year ended December 31, 2023, and December 31, 2022, respectively, are the result of state and local income tax expense, including tax rate and apportionment factor changes.
The adjustment to the statutory rate from Internal Revenue Code Section 162(m) for the year ended December 31, 2023, and December 31, 2022, are the result of permanent differences created by the annual disallowance of certain executive compensation exceeding $1.0 million.

The adjustment to the statutory rate from stock compensation for the year ended December 31, 2023, and 2022, are the result of permanent differences recognized for the tax deduction in excess of book amortization on the exercise and vesting of stock-based compensation.
The adjustment to the statutory rate from research and development credits for the year ended December 31, 2023, and 2022 are the result of application of research and development tax credits earned generated by the Company in connection with certain at-risk work performed on behalf of our customers.
The Company has elected to record tax-related penalties and interest as current income tax expense. For the year ended December 31, 2023, total penalties and interest related to uncertain tax positions is $4.8 million, including $4.6 million related to IRC Section 174 research and development expenditures.

Table of Content
A reconciliation of the beginning balance and ending amounts of unrecognized tax benefits (excluding interest and penalties) is as follows for the year ended December 31, 2023, and 2022 (in thousands):

	2023	2022
Balances at January 1	$716	$2,269
Additions based on tax positions related to the prior year	14,485	396
Decreases based on tax positions related to prior year	–	(1,960)
Additions based on tax positions related to the current year	23,698	153
Settlements	–	(142)
Balances at December 31	$38,899	$716
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2023, and December 31, 2022, is $0.9 million and $0.7 million, respectively.
The amount of the unrecognized tax benefits expected to reverse within the next 12 months is $9.5 million.

For the period ending December 31, 2023, the Company recorded interest and penalties of $0.6 million and $4.0 million, respectively, related to uncertain tax positions, which were recognized as a component of income tax expense. For the period ending December 31, 2022, the Company did not record any interest and penalties related to uncertain tax positions.
For the periods ending December 31, 2023, and December 31, 2022, the Company has an ending uncertain tax position of $38.0 million and $14.5 million, respectively, against its IRC Section 174 research and development expenditures. The Company reported this uncertain tax position given its position that its costs are deductible currently and therefore should not be capitalized and amortized over five years. This uncertain tax position represents a timing difference with no impact to overall income tax expense or benefit.
For the periods ending December 31, 2023, and December 31, 2022, the Company has an ending uncertain tax position of $0.6 million and $0.4 million, respectively, against its research and development expenditures credit.
For the period ending December 31, 2022, the Company submitted a Voluntary Disclosure Agreement to the state of Florida that was accepted in 2022, that resulted in a settlement and full release of the previously recorded uncertain tax position.
For the period ending December 31, 2022, the Company recorded an uncertain tax position of $1.9 million for employing on an impermissible method in deducting stock-based compensation expense for income tax purposes consistent with the timing as recognized for book purposes. The Company filed a Form 3115, Application for Change in Accounting Method, with the Internal Revenue Service requesting to change from the impermissible method to a permissible method, which was approved during 2022 and resulted in a reversal of the uncertain tax position to a deferred tax liability.
For the period ending December 31, 2022, the Company recorded an uncertain tax position of $0.4 million related to the annual limitation on the deductibility of executive compensation claimed on its 2021 U.S. federal income tax return, filed during 2022.
The Company files income tax returns in the U.S. federal jurisdiction and certain states in which it operates. The Company’s federal income tax returns for tax years 2020 and thereafter remain subject to examination by the U.S. Internal Revenue Service. The statute of limitations on the Company’s state income tax returns generally conforms to the federal three-year statute of limitations.
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

Table of Content
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
The following table summarizes the stock issuance activity under the Employee Stock Purchase Plan for the year ended December 31, 2023 (in thousands, except share data):

December 31, 2023
Purchase price paid for shares sold	$1,547

Number of shares sold	61,948
For the year ended December 31, 2023, stock compensation expense for ESPP was $1.0 million.
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
For the years ended December 31, 2023 and 2022, no new option shares were granted.
A summary of the status of stock options exercised, including the substantive options discussed in Note 3, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at January 1, 2022	14,927	$5.99
Granted	–	–
Exercised	(4,897)	5.97
Expired or cancelled	–	–
Outstanding at December 31, 2022	10,030	$5.99
Granted	–	–
Exercised	(4,897)	5.97
Expired or cancelled	–	–
Outstanding at December 31, 2023	5,133	$6.02

Table of Content
The following summarizes information about options outstanding and exercisable at December 31, 2023 and December 31, 2022:

	Options Outstanding and Exercisable
	Exercise Price	Total Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Total Exercisable
December 31, 2022	$6.28	10,030	5.0	$5.99	10,030
December 31, 2023	$6.28	5,133	5.0	$6.02	5,133
The intrinsic value of these options on December 31, 2023 and 2022 was $29.24 and $15.57, respectively.
The Company received cash payments of $29,203 and $29,203 from the exercise of options under the Stock Option Plan in the years ended December 31, 2023 and 2022, respectively.
The Company did not record any compensation cost related to stock options during the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.
Stock Bonus Plan
Effective May 11, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The Plan is administered by the Board of Directors through which they can issue restricted stock awards. As of December 31, 2023, 4,128,557 shares of common stock are authorized and reserved for issuance under the Plan. This reserve automatically increases on each January 1, for the duration of the Plan, in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year. The Plan supersedes and replaces any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.
During the year ended December 31, 2023, the Board granted 734,042 shares under the Plan. The shares have a vesting period of up to five years during which there are certain restrictions as defined by the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the Share on such date, or if there are no sales on such date, on the next preceding day on which there were sales.
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
During the year ended December 31, 2023, no new restricted stock awards were granted under the Stock Bonus Plan.

Table of Content
The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2022	2,218,283	13.74
Granted	456,418	16.47
Vested	(824,678)	13.92
Cancelled	(12,714)	15.10
Outstanding at December 31, 2022	1,837,309	14.33
Granted	734,042	28.91
Vested	(816,837)	12.54
Cancelled	(34,895)	20.71
Outstanding at December 31, 2023	1,719,619	18.78
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
During the year ended December 31, 2023, the compensation committee approved the grants of 245,710 performance based stock units to certain executive officers of the Company under the Officers LTIP. The performance based restricted stock units are subject to a market condition, with a vesting period of 2.91 years. The number of units earned is based on total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the components of a custom peer group during the performance period from February 10, 2023 to December 31, 2025. The performance stock units are valued using a Monte Carlo simulation with model inputs of opening average share value, valuation date stock price, expected volatilities, correlation coefficient, risk-free interest rate, and expected dividend yield for the Company and the custom peer group.
The following table summarizes the activity of performance stock units subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2023	447,429	12.95
Granted	245,710	22.94
Vested	–	–
Cancelled	–	–
Outstanding at December 31, 2023	693,139	16.49
The Company recognizes forfeitures as they occur.
As of December 31, 2023, the Company had 2,412,758 of unvested stock awards that vest between January 1, 2024 and December 31, 2027.
For the years ended December 31, 2023, and 2022, stock compensation expense for the Stock Bonus Plan was $24.7 million and $13.7 million, respectively.

Table of Content
The future expense of the unvested awards by year is as follows (in thousands):

2024	$16,727
2025	7,947
2026	1,191
2027	21
2028	–
Total	$25,886
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
For the years ended December 31, 2023, and 2022, employer contributions totaled $4.1 million and $3.0 million, respectively.
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
The following tables present our operating and finance leases as of December 31, 2023, and 2022:

(Amounts in thousands)	Balance Sheet Classification	December 31, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease, right-of-use assets	$40,743	$30,264
Finance lease assets	Property and equipment, net	19,543	18,580
Total lease assets		$60,286	$48,844
Liabilities:
Current:
Operating lease liabilities	Operating lease obligation, current portion	$(9,016)	$(6,949)
Finance lease liabilities	Finance lease obligation, current portion	(6,586)	(5,297)
Total current lease liabilities		$(15,602)	$(12,246)
Non-current:
Operating lease liabilities	Operating lease obligation, less current portion	$(37,660)	$(28,087)
Finance lease liabilities	Finance lease obligation, less current portion	(14,408)	(14,254)
Total non-current lease liabilities		$(52,068)	$(42,341)

Table of Content

The following tables present selected financial information for the year ended December 31, 2023, and 2022:

(Amounts in thousands)	December 31, 2023	December 31, 2022
Operating lease cost
Amortization of right-of-use assets	$11,192	$8,137
Short-term and variable lease cost	9	325
Finance lease cost:
Amortization of right-of-use assets	7,262	6,756
Interest on lease liabilities	1,464	1,247
Sublease income	(75)	–
Total lease cost	$19,852	$16,465

(Amounts in thousands)	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$18,560	$105
Operating cash flows from finance leases	1,462	-
Financing cash flows from finance leases	6,782	6,027
Right-of-use assets obtained in exchange for new operating leases	19,030	30,133
Right-of-use assets obtained in exchange for new finance leases	8,245	829

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (in years):
Operating leases	5.28	5.62
Finance leases	2.73	3.28
Weighted average discount rates:
Operating leases	7.1%	7.1%
Finance leases	7.4%	7.4%

Table of Content
Future minimum commitments under leases for the succeeding years are as follows (in thousands):

(Amounts in thousands)
Year ending December 31,	Operating Lease	Finance Lease
2023	$11,694	$7,868
2024	10,999	7,529
2025	9,415	4,088
2026	8,318	941
2027	7,533	–
Thereafter	8,117	–
Total lease payments	$56,076	$20,426
Less: Amounts representing interest	$(9,600)	$(2,420)
Total lease liabilities	$46,476	$18,006
The future minimum commitments for finance leases are exclusive of the $3.0 million bargain purchase price associated with the $21.0 million total liability to finance leases as presented on the consolidated balance sheet.
19. Contingencies
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not be material to the Company’s combined financial position, results of operations or cash flows.
20. Subsequent Events
On February 2, 2024, the Company completed the acquisition of substantially all of the assets of TCE Group Holding Company, LLC pursuant to the Asset Purchase Agreement, dated February 2, 2024 (the “Agreement”), among the Company, TCE Group Holding Company and members. The aggregate consideration was approximately $3.7 million which consisted of cash, common stock and promissory note, subject to adjustment.
On February 16, 2024, the Company completed the acquisition of substantially all of the assets of Speece Lewis, Inc. pursuant to the Merger Agreement, dated February 16, 2024 (the “Agreement”), among the Company, Speece Lewis, Inc. and shareholders. The aggregate consideration was approximately $4.9 million which consisted of cash, common stock and promissory note, subject to adjustment.

Table of Content
Item 16. Form 10-K Summary
None

Table of Content
SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, in Reston, Virginia, on March 12, 2024.

Bowman Consulting Group Ltd.

By:	/s/ Gary Bowman
Name: Gary Bowman Title: President, Chief Executive Officer, Chairman (Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Bowman	President, Chief Executive Officer, Chairman (Principal Executive Officer)	March 12, 2024
Gary Bowman

/s/ Michael Bruen	Chief Operating Officer and Director	March 12, 2024
Michael Bruen

/s/ Bruce Labovitz	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	March 12, 2024
Bruce Labovitz

/s/ Stephen Riddick	Director	March 12, 2024
Stephen Riddick

/s/ Raymond Vicks, Jr.	Director	March 12, 2024
Raymond Vicks, Jr.

/s/ Patricia Mulroy	Director	March 12, 2024
Patricia Mulroy

/s/ James Laurito	Director	March 12, 2024
James Laurito