Form 10-K/A
period 2023-12-31
Bowman Consulting Group Ltd.
filed 2024-03-21
CIK 1847590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K/A
(Amendment No. 1)
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
As of March 12, 2024, the registrant had 15,339,358 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2024 definitive Proxy Statement, which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Form 10-K

Auditor Firm Id:	00042	Auditor Name:	Ernst & Young LLP	Auditor Location:	Tysons, VA

EXPLANATORY NOTE

Bowman Consulting Group Ltd. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission on March 12, 2024 (the “Annual Report”), solely for the purpose of filing a revised Section 906 certification by the Company’s Chief Financial Officer, as Exhibit 32.1 herewith, to correct the date of the reference period ended in the Section 906 certification in the Annual Report from December 31, 2022 to December 31, 2023.

Other than the change described above, the Annual Report is unchanged. This Amendment does not reflect events occurring after the filing of the Annual Report or modify or update the disclosures therein in any way other than as required to reflect the change described in this Explanatory Note.

This Amendment has been signed as of a current date, and includes Exhibits 31.1, 31.2 and 32.1, which are currently dated.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
No financial statements are filed with this Amendment.

(a)(2) Financial Statement Schedules
No schedules are filed with this Amendment.
(a)(3) Exhibits
The following exhibits are filed or furnished as part of this Amendment.

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

*Filed herewith.
** Furnished herewith.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, in Reston, Virginia, on March 21, 2024.

Bowman Consulting Group Ltd.

By:	/s/ Gary Bowman
Name: Gary Bowman Title: President, Chief Executive Officer, Chairman (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Bowman	President, Chief Executive Officer, Chairman (Principal Executive Officer)	March 21, 2024
Gary Bowman

/s/ Michael Bruen	Chief Operating Officer and Director	March 21, 2024
Michael Bruen

/s/ Bruce Labovitz	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	March 21, 2024
Bruce Labovitz

/s/ Stephen Riddick	Director	March 21, 2024
Stephen Riddick

/s/ Raymond Vicks, Jr.	Director	March 21, 2024
Raymond Vicks, Jr.

/s/ Patricia Mulroy	Director	March 21, 2024
Patricia Mulroy

/s/ James Laurito	Director	March 21, 2024
James Laurito

EXHIBIT 31.1
Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
I, Gary Bowman, certify that:
1.I have reviewed this Annual Report on Form 10-K of Bowman Consulting Group Ltd. for the year ended December 31, 2023;
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles;
(c)Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Bowman Consulting Group Ltd.

	By:	/s/ Gary Bowman
Date: March 21, 2024		Gary Bowman Chief Executive Officer (Principal Executive Officer)

EXHIBIT 31.2
Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
I, Bruce Labovitz, certify that:
1.I have reviewed this Annual Report on Form 10-K of Bowman Consulting Group Ltd. for the year ended December 31, 2023;
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles;
(c)Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Bowman Consulting Group Ltd.

	By:	/s/ Bruce Labovitz
Date: March 21, 2024		Bruce Labovitz Chief Financial Officer (Principal Financial Officer)

EXHIBIT 32.1
CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Gary Bowman, as Chief Executive Officer of Bowman Consulting Group Ltd., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-K of Bowman Consulting Group Ltd. for the year ended December 31, 2023 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Bowman Consulting Group Ltd.

	By:	/s/ Gary Bowman
Date: March 21, 2024		Gary Bowman Chief Executive Officer (Principal Executive Officer)

I, Bruce Labovitz, as Chief Financial Officer of Bowman Consulting Group Ltd., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-K of Bowman Consulting Group Ltd. for the year ended December 31, 2023 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Bowman Consulting Group Ltd.

	By:	/s/ Bruce Labovitz
Date: March 21, 2024		Bruce Labovitz Chief Financial Officer (Principal Financial Officer)