Form 10-Q
period 2024-03-31
Bowman Consulting Group Ltd.
filed 2024-05-07
CIK 1847590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of May 7, 2024, the registrant had 17,666,531 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$11,673	$20,687
Accounts receivable, net	95,975	87,565
Contract assets	36,673	33,520
Notes receivable - officers, employees, affiliates, current portion	1,181	1,199
Prepaid and other current assets	17,365	11,806
Total current assets	162,867	154,777
Non-Current Assets
Property and equipment, net	28,122	27,601
Operating lease, right-of-use assets	40,236	40,743
Goodwill	102,538	96,393
Notes receivable	903	903
Notes receivable - officers, employees, affiliates, less current portion	1,116	1,119
Other intangible assets, net	45,525	46,294
Deferred tax asset, net	37,981	33,780
Other assets	1,250	1,175
Total Assets	$420,538	$402,785
LIABILITIES AND EQUITY
Current Liabilities
Revolving credit facility	$47,254	$45,290
Accounts payable and accrued liabilities	49,015	44,394
Contract liabilities	7,955	7,481
Notes payable, current portion	13,672	13,989
Operating lease obligation, current portion	9,567	9,016
Finance lease obligation, current portion	7,271	6,586
Total current liabilities	134,734	126,756
Non-Current Liabilities
Other non-current obligations	50,095	42,288
Notes payable, less current portion	12,177	13,738
Operating lease obligation, less current portion	36,659	37,660
Finance lease obligation, less current portion	14,987	14,408
Pension and post-retirement obligation, less current portion	4,630	4,654
Total liabilities	$253,282	$239,504
Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023.	$–	$–
Common stock, $0.01 par value; 30,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 18,191,818 shares issued and 15,428,519 outstanding, and 17,694,495 shares issued and 15,094,278 outstanding as of March 31, 2024 and December 31, 2023, respectively	182	177
Additional paid-in-capital	226,681	215,420
Accumulated other comprehensive income	579	590
Treasury stock, at cost; 2,763,299 and 2,600,217, respectively	(32,142)	(26,410)
Stock subscription notes receivable	(66)	(76)
Accumulated deficit	(27,978)	(26,420)
Total shareholders' equity	$167,256	$163,281
TOTAL LIABILITIES AND EQUITY	$420,538	$402,785
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Gross Contract Revenue	$94,907	$76,100
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	37,687	28,835
Sub-consultants and expenses	9,218	8,538
Total contract costs	46,905	37,373
Operating Expenses:
Selling, general and administrative	44,713	33,636
Depreciation and amortization	5,995	3,565
Gain on sale	(96)	(11)
Total operating expenses	50,612	37,190
(Loss) Income from operations	(2,610)	1,537
Other expense	2,401	1,213
(Loss) Income before tax expense	(5,011)	324
Income tax (benefit)	(3,453)	(213)
Net (loss) income	$(1,558)	$537
Earnings allocated to non-vested shares	–	69
Net (loss) income attributable to common shareholders	$(1,558)	$468
(Loss) Earnings per share
Basic	$(0.11)	$0.04
Diluted	$(0.11)	$0.04
Weighted average shares outstanding:
Basic	13,827,728	11,800,308
Diluted	13,827,728	12,669,581
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net (loss) income	$(1,558)	$537
Other comprehensive (loss) income
Pension and post-retirement adjustments	(11)	(10)
Other comprehensive loss	(11)	(10)
Income tax provision related to items of other comprehensive income (loss)	–	–
Other comprehensive loss, net of tax	(11)	(10)
Comprehensive (loss) income, net of tax	$(1,569)	527
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2024 and 2023
(Amounts in thousands except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2023	15,949,805	$159	$162,922	(2,393,255)	$(20,831)	$578	$(173)	$(19,796)	$122,859
Issuance of new common shares	–	–	7	–	–	–	–	–	7
Purchase of treasury stock	–	–	–	(32,500)	(667)	–	–	–	(667)
Issuance of new common shares under stock compensation plan	53,757	1	(1)	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	16,039	–	383	–	–	–	–	–	383
Stock based compensation	–	–	4,129	–	–	–	–	–	4,129
Collection on stock subscription notes receivable	–	–	–	–	–	–	22	–	22
Other comprehensive income, net of tax	–	–	–	–	–	(10)	–	–	(10)
Net income	–	–	–	–	–	–	–	537	537
Balance at March 31, 2023	16,019,601	$160	$167,440	(2,425,755)	$(21,498)	$568	$(151)	$(19,259)	$127,260

Balance at January 1, 2024	17,694,495	$177	$215,420	(2,600,217)	$(26,410)	$590	$(76)	$(26,420)	$163,281
Issuance of new common shares	107,927	1	3,702	–	–	–	–	–	3,703
Purchase of treasury stock	–	–	–	(163,082)	(5,732)	–	–	–	(5,732)
Issuance of new common shares under stock compensation plan	349,151	3	(3)	–	–	–	–	–	–
Cancellation of common shares under stock compensation plan	(22,855)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	15,099	–	466	–	–	–	–	–	466
Stock based compensation	–	–	6,425	–	–	–	–	–	6,425
Collections on stock subscription notes receivable	–	–	–	–	–	–	10	–	10
Exercises of conversion feature of convertible note	48,001	1	671	–	–	–	–	–	672
Other comprehensive loss, net of tax	–	–	–	–	–	(11)	–	–	(11)
Net loss	–	–	–	–	–	–	–	(1,558)	(1,558)
Balance at March 31, 2024	18,191,818	$182	$226,681	(2,763,299)	$(32,142)	$579	$(66)	$(27,978)	$167,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(1,558)	$537
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,656	2,196
Amortization of intangible assets	3,339	1,369
Gain on sale of assets	(96)	(11)
Credit losses	402	222
Stock based compensation	7,829	4,363
Accretion of discounts on notes payable	117	140
Deferred taxes	(4,201)	(3,669)
Changes in operating assets and liabilities, net of acquisition of businesses
Accounts receivable	(7,946)	(2,943)
Contract assets	(2,151)	(3,610)
Prepaid expenses and other assets	(5,523)	(533)
Accounts payable and accrued expenses	10,614	7,748
Contract liabilities	(963)	469
Net cash provided by operating activities	2,519	6,278
Cash Flows from Investing Activities:
Purchases of property and equipment	(262)	(536)
Fixed assets converted to lease financing	424	–
Proceeds from sale of assets and disposal of leases	96	11
Payments received under loans to shareholders	20	105
Acquisitions of businesses, net of cash acquired	(3,027)	–
Collections under stock subscription notes receivable	10	22
Net cash used in investing activities	(2,739)	(398)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	1,964	–
Repayments under fixed line of credit	(49)	(185)
Repayment under notes payable	(3,734)	(2,685)
Payments on finance leases	(1,716)	(1,687)
Payments for purchase of treasury stock	(5,732)	(667)
Proceeds from issuance of common stock	473	390
Net cash used in financing activities	(8,794)	(4,834)
Net (decrease) increase in cash and cash equivalents	(9,014)	1,046
Cash and cash equivalents, beginning of period	20,687	13,282
Cash and cash equivalents, end of period	$11,673	$14,328

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,962	$757
Cash paid for income taxes	$11	–
Non-cash investing and financing activities:
Property and equipment acquired under finance lease	$(3,002)	$(2,964)
Note payable converted to common shares	$(672)	$–
Issuance of notes payable for acquisitions	$(2,461)	$–
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
The Company’s workforce typically provides the full scope of engineering and other contract services. However, with respect to certain specialty services or other compliance requirements within a particular contract, we may engage third-party sub-consultants. The Company’s headquarters is located in Reston, VA and the Company has over 90 offices throughout the United States and two offices in Mexico.
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
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 12, 2024.
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
Contract related assets and liabilities are classified as current assets and current liabilities. Significant balance sheet accounts related to the revenue cycle are as follows:
Accounts receivables, net:

Accounts receivable, net (contract receivables) includes amounts billed under the contract terms. The amounts are stated at their net realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated number of receivables that will not be collected. The Company considers several factors in its estimated expected credit losses including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of such receivables. No single client accounted for more than 10% of the Company's outstanding receivables at March 31, 2024 and December 31, 2023.
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

Allowance for Doubtful Accounts and Expected Credit Losses
The Company records accounts receivable net of an allowance for doubtful accounts. The allowance is determined based upon management’s review of the estimated collectability of the specific accounts receivable, client type, client credit worthiness, plus a general provision based upon the historical loss experience and existing economic conditions. The Company charges off uncollectible amounts against the allowance for doubtful accounts once management determines the amount, or a portion thereof, to be worthless. Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for expected credit losses. As of March 31, 2024 and December 31, 2023, the balance in the allowance for expected credit losses was $2.5 million and $2.2 million, respectively.
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
The Company can, at times, be subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the three months ended March 31, 2024, or the year ended December 31, 2023. The Company’s customers are located throughout the United States. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.
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
As of March 31, 2024 and December 31, 2023:
•The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short duration of these instruments;
•The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local financial institutions for arrangements with similar terms to industry peers with comparable credit characteristics. Accordingly, the debt obligations involve Level 3 fair value inputs;

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
The following is a summary of change in contingent consideration:

(in thousands)	For the Three Months Ended March 31, 2024	For the Year Ended December 31, 2023
Balance at beginning of period	$10,567	$487
Fair value of contingent consideration issuances	174	10,379
Change in fair value of contingent consideration	(96)	(299)
Settlement of contingent consideration	–	–
Balance at end of period	$10,645	$10,567
The change in fair value consideration is included in Other Expense in the Condensed Consolidated Income Statement.
Income Taxes
The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events recognized in the condensed consolidated financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when the differences settle or become realized. Valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable or recoverable in the future. As of March 31, 2024, no valuation allowances are required, and all deferred tax assets are realizable.
The Company assesses uncertain tax positions to determine whether the position will more likely than not be sustained upon examination by the Internal Revenue Service or other taxing authorities. If the Company cannot reach a more-likely-than-not determination, no benefit is recorded. If the Company determines that the tax position is more likely than not to be sustained, the Company records the largest amount of benefit that is more likely than not to be realized when the tax position is settled. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Beginning January 1, 2022, the Tax Cuts and Jobs Act (TCJA) of 2017 eliminated the option to deduct research and development expenditures in the current year and now requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the TCJA, we have established a $47.9 million uncertain tax position related to capitalized and amortizable research and development ("R&D") costs as of the three-month period ended March 31, 2024.
The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 68.9% and (65.9)%, respectively. The change in the Company’s effective tax rate is predominantly due to changes in the estimated annual effective tax rate. The most prominent factors include a decrease in projected R&D credits generated for 2024, a change in the projected limitations of the deductible executive compensation for 2024, and an overall reduction in forecasted income for 2024 relative to 2023. With respect to the projected R&D credit, the Company anticipates the 2024 generated R&D credit to be $3.0 million as of March 31, 2024, as compared to the projected R&D credit to be generated of $3.8 million as of March 31, 2023. Similarly, the Company anticipates the annual projected limitation on the deductibility of executive compensation to be $13.8 million for 2024 as compared to $2.4 million for 2023. These factors as well as the forecasted change in book income predominantly resulted in the change in the estimated annual effective tax rate.
Further, the Company also recognized net discrete benefits of $1.2 million for the three months ended March 31, 2024, as compared to net discrete benefit of $0.1 million for the three months ended March 31, 2023. The net discrete benefits are predominantly the result of a windfall tax benefit for restricted stock awards, penalties and interest recorded for uncertain tax positions, and other non-recurring adjustments. More specifically, the windfall tax adjustment for restricted stock awards recognized at a value higher than the grant date fair value is $2.5 million for the three months ended March 31, 2024, and $0.3 million for the three months ended March 31, 2023. Penalties and interest accrued for uncertain tax positions is $1.3 million for the three months ended March 31, 2024, and $0.1 million for the three months ended March 31, 2023. These factors increased the rate by 24.2% for the three months ended March 31, 2024, and reduced the rate by 11.6% for the three months ended March 31, 2023.
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
Recently Issued Accounting Guidance
Accounting guidance recently adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) to replace the incurred loss impairment methodology under U.S. GAAP. This ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which could result in earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model will require the Company to use a forward-looking expected credit loss impairment methodology for the recognition of credit losses for financial instruments at the time the financial asset is originated or acquired, and require a loss be incurred before it is recognized. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The new standard will apply to accounts receivable, loans, and other financial instruments. This standard is effective for the Company beginning January 1, 2023. Adoption of ASU 2016-13 has been applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company adopted the new guidance starting January 1, 2023. The impact of this ASU is reflected in the condensed consolidated financial statements and was not material.
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
The Company does not believe that any recently issued standards would have a material effect on its condensed consolidated financial statements.
3. (Loss) Earnings Per Share and Certain Related Information
Basic (loss) earnings per share is calculated by dividing net (loss) income attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three months ended March 31, 2024 and 2023. Diluted (loss) earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the (loss) earnings of the Company. The dilutive effect of options is reflected in diluted (loss) earnings per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee Stock Purchase Plan is reflected in diluted (loss) earnings per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The dilutive effect of convertible debt is reflected in diluted (loss) earnings per share by application of the if-converted method. The Company uses the two-class method to determine (loss) earnings per share.
For calculating basic loss per share, for the three months ended March 31, 2024, the weighted average number of shares outstanding exclude 1,431,607 non-vested restricted shares and 4,791 unexercised substantive options. The computation of diluted earnings per share for the three months ended March 31, 2024 did not assume the effect to all potential dilutive common stock equivalents outstanding for the period.
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
The following table represents a reconciliation of the net (loss) income and weighted average shares outstanding for the calculation of basic and diluted (loss) earnings per share for the three months ended March 31, 2024 and 2023 (in thousands, except share data):

	For the Three Months Ended March 31,
	2024	2023
Numerator
Net (loss) income	$(1,558)	$537
Earnings allocated to non-vested shares	–	69
Subtotal	$(1,558)	$468
Denominator
Weighted average common shares outstanding	13,827,728	11,800,308
Effect of dilutive nominal options	–	–
Effect of dilutive contingently earned shares	–	869,273
Dilutive average shares outstanding	13,827,728	12,669,581
Basic (loss) earnings per share	$(0.11)	$0.04
Dilutive (loss) earnings per share	$(0.11)	$0.04
Share Repurchases

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
At March 31, 2024, the Company has $10.0 million remaining under the 2023 Repurchase Authorization.
There has been no repurchases of common stock under the 2023 Repurchase Authorization as of March 31, 2024.
4. Acquisitions
Business Combinations
During the three months ended March 31, 2024, the Company completed two acquisitions, diversifying across geographic regions and services. The Company paid total consideration of $8.9 million which was comprised of combinations of cash, promissory notes, shares of common stock and assumed liabilities. No cash was acquired with these acquisitions. Shares of common stock issued in connection with the acquisitions are subject to a six-month lock-up. Promissory notes bear a simple interest rate ranging from 5.00% to 6.75% and are payable in quarterly payments of principal and interest beginning May 2024 and ending in February 2027. For tax purposes, dependent on the transaction, the acquisitions were treated either as an asset acquisition, in which case the assets have been stepped up and recorded at their respective fair values, or a tax-free merger, in which case the assets have been recorded at their respective carrying values. For one of the acquisitions, the purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration in the form of the Company's common stock, cash and non-negotiable promissory notes, based on certain financial performance thresholds. The final settlement amount will depend on ongoing operations of the acquired company. The payout amounts range between $0 and $0.5 million; see Note 2 Fair Value Measurements for additional information regarding the fair value of contingent consideration. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. All of the goodwill recognized is expected to be deductible for tax purposes for the asset acquisition.
During 2023, the Company completed eleven acquisitions, diversifying across geographic regions and services. The Company paid total consideration of $75.7 million which was comprised of combinations of cash, promissory notes, convertible notes, shares of common stock and assumed liabilities. No cash was acquired with these acquisitions. Shares of common stock are subject to a six-month lock-up. Promissory notes bear a simple interest rate ranging from 5.00% to 11.00% and are payable in quarterly payments of principal and interest beginning February 2023 and ending in December 2026. Convertible notes bear a simple interest rate ranging from 7.00% to 8.00% and are payable in lump sum payments or quarterly payments of principal and interest beginning December 2024 and ending in September 2027; see Note 12 Notes Payable for additional information regarding the convertible notes payable. For tax purposes, dependent on the transaction, the acquisitions were treated either as an asset, stock or a merger. For six of the acquisitions, the purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration in the form of the Company's common stock, cash and non-negotiable promissory notes, based on certain financial performance thresholds. The final settlement amount will depend on ongoing operations of the acquired company. The payout amounts range between $0 and $3.0 million; see Note 2 Fair Value Measurements for additional information regarding the fair value of contingent consideration. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. Portions of the Goodwill recognized is expected to be deductible for tax purposes.
In connection with these acquisitions, the Company recognized $0.5 million and $0.5 million of acquisition related expenses within Other Income and Expenses in the condensed consolidated statement of income for the three months ended

March 31, 2024 and 2023, respectively, including legal fees, consulting fees, and other miscellaneous expenses associated with acquisitions.
The purchase price allocations at fair value, for 2024 and 2023 acquisitions as of March 31, 2024 and December 31, 2023 are presented below:

(in thousands)	2024	2023
Assets:
Accounts receivable, net	$865	$10,112
Contract assets	1,002	6,334
Prepaid and other current assets	54	361
Property and equipment, net	362	1,952
Operating lease, right-of-use assets	635	7,078
Goodwill	5,873	43,784
Other intangible assets	2,570	27,361
Other assets - non-current	–	44
Total assets acquired:	$11,361	$97,026
Liabilities:
Accounts payable and accrued liabilities, current portion	$372	$3,228
Contract liabilities	1,437	4,891
Other non-current obligations	2,284	24,222
Operating lease obligation, less current portion	635	7,078
Deferred tax liability	–	5,787
Total liabilities assumed:	$4,728	$45,206
Net assets acquired:	$6,633	$51,820
Cash flow reconciling items:
Issuance of common stock as partial consideration	$(3,605)	$(26,133)
Cash paid for acquisitions, net of cash acquired	$3,028	$25,687

For the three months ended March 31, 2024, the Company recorded measurement period adjustments of $0.3 million increase to goodwill offset by $0.3 million increase to accounts payable and other non-current obligations. The change did not result in a change to operating income.
The amounts in the tables above represent the preliminary purchase allocation for both the 2024 and 2023 acquisitions. The purchase price allocation, including the residual amount allocated to goodwill, is based on preliminary information and is subject to change as additional information concerning final asset and liability valuations are obtained and management completes its reassessment of the measurement period procedures based on the results of the preliminary valuation. During the applicable measurement period, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date.
Definite-lived intangible assets that were acquired through asset acquisitions or business combinations include customer relationships, contract rights, and favorable leaseholds. These intangible assets are amortized over their estimated useful lives ranging from two to thirteen years using a straight-line method as it approximates the accelerated method.
The following table summarizes the preliminary purchase price allocation at fair value for identifiable intangible assets acquired in 2024 and 2023:

	2024	Weighted-Average Life	2023	Weighted-Average Life
Customer relationships	$1,790	8.88	$20,050	10.45
Contract rights	780	0.94	6,980	1.18
Favorable leaseholds	-	n/a	331	7.76
Total	$2,570		$27,361

Pro Forma Results of Operations - 2023 Acquisitions
The following table presents the unaudited, pro forma consolidated results of operations for the three months ended March 31, 2024 and 2023 assuming that the companies acquired in 2023, described above, occurred on January 1, 2023. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation and non-cash compensation expense. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Gross Contract Revenue [2]	$92,217	$89,698
Pre-tax Net Loss	$(5,745)	$(648)

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
5. Disaggregation of Revenue and Contract Balances
The Company disaggregates revenues by contract type, see Revenue Recognition in Note 2 for further details. For the three months ended March 31, 2024 and 2023, the Company derived 89.7% of its revenue from contracts classified as lump sum, and 10.3% of its revenue from time and material contracts. The Company had approximately $259.9 million in remaining performance obligations as of March 31, 2024 of which it expects to recognize approximately 86.6% within the next twelve months and the remaining 13.4% in the next twelve to twenty-four months.
Disaggregated revenues by contract type were as follows (in thousands):

	For the Three Months Ended March 31,
	2024		2023
Fixed fee	$85,124	89.7%	$68,245	89.7%
Time-and-materials	9,783	10.3%	7,855	10.3%
Gross contract revenue	$94,907	100.0%	$76,100	100.0%
The Company recognized $2.6 million of revenue for the three months ended March 31, 2024, which was included in the contract liabilities balance as of December 31, 2023, and $2.6 million of revenue for the three months ended March 31, 2023, which was included in the contract liabilities balance as of December 31, 2022.

6. Contracts in Progress
The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Costs incurred on uncompleted contracts	$362,065	$359,509
Estimated contract earnings in excess of costs incurred	539,446	541,851
Estimated contract earnings to date	901,511	901,360
Less: billed to date	(872,793)	(875,321)
Net contract assets	$28,718	$26,039
7. Notes Receivable
The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The following is a summary of these notes receivable (in thousands):

	March 31, 2024	December 31, 2023
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 0.0% - 5.5%. The notes receivable mature through January 2026.	$2,297	$2,318
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2025.[1]	903	903
Total:	3,200	3,221
Less: current portion
Officers, employees and affiliates	(1,181)	(1,199)
Noncurrent portion	$2,019	$2,022
1Notes initiated prior to the Company's initial public offering.
Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. During the three months ended March 31, 2024, interest accrued on the notes receivable at the stipulated rates between 0.0% and 5.50%.
8. Property and Equipment, Net
Property and equipment for fixed assets are as follows (in thousands):

	March 31, 2024	December 31, 2023
Computer equipment	$2,314	$2,321
Survey equipment	5,828	5,711
Vehicles	2,351	2,127
Furniture and fixtures	2,525	2,498
Leasehold improvements	9,101	8,870
Software	396	389
Fixed assets pending lease financing [1]	536	960
Total:	23,051	22,876
Less: accumulated depreciation	(15,488)	(14,818)
Property and Equipment, net of finance leased assets	$7,563	$8,058

1assets acquired which will be re-financed under the Company's finance lease facilities
Depreciation expense for fixed assets for the three months ended March 31, 2024 and 2023 was $0.7 million and $0.5 million, respectively.
Property and equipment for finance leased assets are as follows (in thousands):

	March 31, 2024	December 31, 2023
Equipment	$23,132	$20,435
Vehicles	8,409	8,540
Total:	31,541	28,975
Less: accumulated amortization on leased assets	(10,982)	(9,432)
Finance Leased Assets, net	$20,559	$19,543
Amortization expense for finance leased assets for the three months ended March 31, 2024 and 2023 was $2.0 million and $1.7 million, respectively.
9. Goodwill
Changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance as of December 31, 2023	$96,393
2024 Acquisitions - additions	5,873
2023 Acquisitions - adjustments	272
Balance as of March 31, 2024	$102,538
There were no impairments of goodwill during the periods presented.
10. Intangible Assets
Total intangible assets consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$45,434	$(6,786)	$38,648	$43,644	$(5,643)	$38,001
Contract rights	15,042	(10,214)	4,828	14,261	(8,036)	6,225
Leasehold	518	(124)	394	518	(105)	413
Domain name	281	–	281	281	–	281
Licensing rights	1,374	–	1,374	1,374	–	1,374
Total	$62,649	$(17,124)	$45,525	$60,078	$(13,784)	$46,294
The domain name and licensing rights acquired for a total of $1.7 million, have indefinite useful lives.

The following table summarizes the weighted average useful lives of intangible assets by asset class used for straight-line expense purposes:

	March 31, 2024	December 31, 2023
Customer relationships	10.72	11.27
Contract rights	1.79	1.84
Leasehold	7.86	7.86
Amortization expense for the three months ended March 31, 2024 and 2023 was $3.3 million and $1.4 million, respectively.
Future amortization for the remainder of 2024 and for the succeeding years is as follows (in thousands):

2024	7,737
2025	5,185
2026	4,618
2027	4,445
2028	4,009
Thereafter	17,876
Total	$43,870
11. Revolving Credit Facility and Fixed Credit Facility
The Company has one revolving credit facility (the “Revolving Credit Facility”) and one non-revolving credit facility ("Fixed Line #2” or the “Fixed Line”) with Bank of America, N.A. On March 31, 2024 and 2023, the interest rate on the Revolving Credit Facility was 9.60% and 9.00%, respectively. All outstanding principal on the Revolving Credit Facility is due on July 31, 2025. On March 31, 2024 and December 31, 2023, there was $47.3 million and $45.3 million outstanding balance on the Revolving Credit Facility, respectively.
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
Fixed Line #2 had a maximum advance of $1.0 million, and does not allow for re-borrowings and is included in Notes Payable (see Note 12). Commencing the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2020, the Company was obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in September 2025. On each of March 31, 2024 and December 31, 2023, the outstanding balance on Fixed Line #2 was $0.3 million and $0.3 million, respectively.
The Company secures its obligations under the Amended and Restated Agreement with substantially all assets of the Company. Obligations of the Company to certain other shareholders of the Company are subordinated to the Company’s obligations under the Amended and Restated Agreement and Fixed Line loan. The Company must maintain, on a combined basis certain financial covenants defined in the Amended and Restated Agreement.

Interest expense on the Revolving Credit Facility and Fixed Line totaled $1.1 million and $6,000 during the three months ended March 31, 2024, respectively. Interest expense on the Revolving Credit Facility and Fixed Line totaled $8,000 and $4,000 during the three months ended March 31, 2023, respectively.
12. Notes Payable
Notes payable consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Related parties:
[1]Shareholders and Owners of Acquired Entities - Interest accrues annually at rates ranging from 3.25% - 11.00% annually. The notes payable mature on various dates through February 2027.	20,501	21,663
Convertible Notes Payable - Interest accrues annually at rates ranging from 4.75% - 8.00% annually. The convertible notes payable mature on various dates through September 2027.	5,959	6,631
Unrelated third parties:
Note payable for purchase of software and vehicles	18	130
Fixed line notes payable - see note 11	295	344
Discounts on notes payable issued as consideration in acquisitions:
[1]Shareholders and Owners of acquired entities	(924)	(1,041)
Total	25,849	27,727
Less: current portion	(13,672)	(13,989)
Noncurrent portion	$12,177	$13,738
1Includes notes payable to all owners irrespective of current relationship with the Company
The Company’s Chairman and Chief Executive Officer guarantees certain of the notes payable, and certain of the notes payable are subordinate to the terms of the Credit Agreement disclosed in Note 11.
Interest expense attributable to the notes payable totaled $0.6 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.
Future principal payments on notes payable for remainder of 2024 and succeeding years are as follows (in thousands):

2024	$11,457
2025	9,494
2026	4,781
2027	1,041
Total	$26,773
Convertible Notes Payable
In July 2022, the Company issued a $4.0 million 4.75% unsubordinated convertible note with a maturity date in July 2027 as partial consideration for the acquisition of Project Design Consultants, LLC. The convertible note is convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $14.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note is payable in quarterly payments of principal, interest or both beginning in October 2022 and ending in April 2027. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. Elections were made by the holders, and as of March 31, 2024, $2.0 million of the note was converted to 144,003 shares of common stock at $14.00 per share.
In August 2022, the Company issued a $1.1 million 5.50% unsubordinated convertible note with a maturity date in May 2027 as partial consideration for the acquisition of Anchor Consultants, LLC. The convertible note is convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $18.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note has quarterly payments of principal, interest or both beginning in November 2022 and ending in May 2027. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of March 31, 2024, there has been no election by the holders to convert any portions of the convertible note to common stock.
In December 2022, the Company issued a $1.6 million 7.00% unsubordinated convertible note with a maturity date in September 2027 as partial consideration for the acquisition of H2H Geoscience Engineering, PLLC. The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $18.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note has quarterly payments of principal, interest or both beginning in December 2024 and ending in September 2027. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of March 31, 2024, there has been no election by the holders to convert any portions of the convertible note to common stock.
In November 2023, the Company issued a $1.3 million 8.00% unsubordinated convertible note with a maturity date in May 2024 as partial consideration for the acquisition of High Mesa Consulting Group, Inc. (see Note 4 Acquisitions). The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $28.13 per share upon proper notice. Subject to the exercise of the conversion, the convertible note and the accrued interest shall be payable in May 2024. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of all or part of the unpaid principal amount and accrued interest be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. As of March 31, 2024, there has been no election by the holders to convert any portions of the convertible note to common stock.

13. Pension and Post-retirement Benefit Obligations
The Company sponsors various non-qualified defined benefit pension plans in the U.S. (the "Plan"). Individual benefits under the Plan generally are based on the employee’s years of creditable service and compliance with non-competes. The plan is unfunded and there are no plan assets.
The following table details the components of net periodic benefit costs for the Company's pension plan for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Components of net periodic benefit cost:
Service costs	$10	$11
Interest costs	64	68
Amortization of net gain	(11)	(11)
Net periodic benefit cost	$63	$68
There are no required minimum contributions for the pension plans.
14. Related Party Transactions
The Company leases commercial office space from BCG Chantilly, LLC (BCC), an entity in which Mr. Bowman, Mr. Bruen and Mr. Hickey collectively own a 63.6% interest. As of March 31, 2024 and December 31, 2023 there were no amounts due to or receivables due from BCC. Rent expense for each of the three months ended March 31, 2024 and 2023 was $21,000 and $21,000, respectively.
Bowman Lansdowne Development, LLC (BLD) is an entity in which Mr. Bowman has an ownership interest. On March 31, 2024 and December 31, 2023, the Company’s notes receivable included $0.5 million from BLD, with a maturity date of January 31, 2026.
Lansdowne Development Group, LLC (LDG) is an entity in which BLD has a minority ownership interest. On each of March 31, 2024 and December 31, 2023, our accounts receivable included $0.1 million, due from LDG. On March 31, 2024 and December 31, 2023, notes receivable included $0.4 million and $0.4 million, respectively from LDG, with a maturity date of January 31, 2026.
Bowman Realty Investments 2010, LLC (BR10) is an entity in which Mr. Bowman has an ownership interest. On March 31, 2024 and December 31, 2023, the Company’s notes receivable included $0.2 million, from BR10, with a maturity date of January 31, 2026.
Alwington Farm Developers, LLC (AFD) is an entity in which BR10 has a minority ownership interest. On each of March 31, 2024 and December 31, 2023, notes receivable included $1.2 million, from AFD, with a maturity date of December 31, 2024.
MREC Shenandoah VA, LLC (“MREC Shenandoah”) is an entity in which Lake Frederick Holdings, LLC (“Lake Frederick Holdings”) owns a 92% interest and Shenandoah Station Partners LLC, an entity owned in part by BLD and in part by Bowman Realty Investments 2013 LLC "Bowman Realty" (BR13), owns an 8% interest. Mr. Bowman owns a 100% interest in, and is the manager of, Lake Frederick Holdings. Mr. Bowman is the sole member of Bowman Realty 2013 (BR13). Since 2020, the Company has provided engineering services to MREC Shenandoah in exchange for cash payments. During the three months ended March 31, 2024, and 2023 the Company invoiced $0.1 million and $0.1 million, respectively, and received payments of $3,900 and $0.1 million, respectively.
During the three months ended March 31, 2024 and 2023, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $11,000 and $15,000, respectively. These entities were billed $17,000 and $16,000, respectively.

Gregory Bowman, the son of Mr. Bowman, is a full-time employee of the Company. Gregory Bowman was paid $35,000 and $35,000 for the three months ended March 31, 2024 and 2023, respectively.
On March 31, 2024 and December 31, 2023, the Company was due $0.1 million and $48,000, respectively, from shareholders under the terms of stock subscription notes receivable.
On March 31, 2024 and December 31, 2023, the Company owed $0.1 million and $0.1 million, respectively, to the estate of a retired shareholder and former director in connection with a 2015 acquisition.
In August 2022, the Company agreed to reimburse Mr. Bowman at a fixed hourly rate for the business use of an aircraft owned by Sunrise Asset Management, a company owned 100% by Mr. Bowman. The Company paid $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
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
The following table summarizes the stock issuance activity under the ESPP for the three months ended March 31, 2024 (in thousands, except share data):

March 31, 2024
Total purchase price paid by employees for shares sold	$466

Number of shares sold	15,099
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
For the three months ended March 31, 2024, no new options were granted.

A summary of the status of stock options exercised, including the substantive options discussed in Note 3, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	5,133	$6.02
Granted	–	–
Exercised	(1,180)	5.98
Expired or cancelled	–	–
Outstanding at March 31, 2024	3,953	$6.03
The following summarizes information about options outstanding and exercisable at December 31, 2023 and March 31, 2024:

	Options Outstanding and Exercisable
	Exercise Price	Total Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Total Exercisable
December 31, 2023	$6.28	5,133	5.0	$6.02	5,133
March 31, 2024	$6.28	3,953	5.0	$6.03	3,953
The intrinsic value of these options on March 31, 2024 and December 31, 2023 was $27.19 and $29.24, respectively.
The Company received cash payments of $6,739 from the exercise of options under the Stock Option Plan in the three months ended March 31, 2024.
The Company did not record any compensation costs related to stock options during the three months ended March 31, 2024.
As of March 31, 2024, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.
Stock Bonus Plan
Effective May 11, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The Plan is administered by the Board through which they can issue restricted stock awards. As of March 31, 2024, 4,883,271 shares of common stock are authorized and reserved for issuance under the Plan. This reserve automatically increases on each January 1, for the duration of the Plan, in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year. The Plan supersedes and replaces any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.
During the three months ended March 31, 2024, the Board granted 88,309 shares of restricted stock under the Plan. The shares have a vesting period of up to four years during which there are certain restrictions as described in the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the shares on such date, or if there are no sales on such date, on the next preceding day on which there were sales.
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

During the three months ended March 31, 2024 no new restricted stock awards were granted under the Stock Bonus Plan.
The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2024	1,719,619	18.78
Granted	88,309	35.65
Vested	(350,684)	19.47
Cancelled	(22,855)	18.75
Outstanding at March 31, 2024	1,434,389	19.73
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
During the three months ended March 31, 2024, the compensation committee approved the grants of 137,421 performance-based stock units to certain executive officers of the Company under the Officers LTIP. The performance based restricted stock units are subject to a market condition, with a vesting period of 2.91 years. The number of units earned is based on total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the components of a custom peer group during the performance period from February 9, 2024 to December 31, 2026. The performance stock units are valued using a Monte Carlo simulation with model inputs of opening average share value, valuation date stock price, expected volatilities, correlation coefficient, risk-free interest rate, and expected dividend yield for the Company and the custom peer group.
The following table summarizes the activity of performance stock units subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2024	693,139	16.49
Granted	137,421	25.52
Vested	(260,842)	13.81
Cancelled	–	–
Outstanding at March 31, 2024	569,718	19.90
The Company recognizes forfeitures as they occur.
As of March 31, 2024, the Company had 2,004,107 shares underlying unvested stock awards that vest between April 1, 2024 and December 31, 2027.
The future expense of the unvested awards for the remainder of 2024 and succeeding years is as follows (in thousands):

2024	$13,151
2025	9,691
2026	2,993
2027	80
Total	$25,915

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
Operating and Finance Leases
The Company's operating leases primarily include material leases of buildings (consisting primarily of office lease commitments) and equipment. These leases are classified as operating leases and are recognized as right-of-use assets and operating lease liabilities on the condensed consolidated balance sheets.
The Company's finance leases primarily include equipment and vehicles in certain contracts with payment terms on the lease agreements that range between 30 and 50 months.
The following tables present our balance sheet information related to leases:

		As of	As of
(Amounts in thousands)	Balance Sheet Classification	March 31, 2024	December 31, 2023
Assets:
Operating lease assets	Operating lease, right-of-use assets	$40,236	$40,743
Finance lease assets	Property and equipment, net	$20,559	$19,543
Total lease assets		$60,795	$60,286
Liabilities:
Current:
Operating lease liabilities	Operating lease obligation, current portion	$(9,567)	$(9,016)
Finance lease liabilities	Finance lease obligation, current portion	$(7,271)	$(6,586)
Total current lease liabilities		$(16,838)	$(15,602)
Non-current:
Operating lease liabilities	Operating lease obligation, less current portion	$(36,659)	$(37,660)
Finance lease liabilities	Finance lease obligation, less current portion	$(14,987)	$(14,408)
Total non-current lease liabilities		$(51,646)	$(52,068)

The following tables present selected financial information:

	Three Months Ended
(Amounts in thousands)	March 31, 2024	March 31, 2023
Operating lease cost
Amortization of right-of-use assets	$3,088	$2,484
Finance lease cost:
Amortization of right-of-use assets	1,964	1,670
Interest on lease liabilities	364	356
Sublease Income	(27)	–
Total lease cost	$5,389	$4,510

	Three Months Ended
(Amounts in thousands)	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$3,021	$1,847
Operating cash flows from finance leases	364	355
Financing cash flows from finance leases	1,716	1,687
Right-of-use assets obtained in exchange for new operating leases	1,772	2,921
Right-of-use assets obtained in exchange for new finance leases	3,002	2,964

	As of	As of
	March 31, 2024	December 31, 2023
Weighted average remaining lease term (in years):
Operating leases	5.08	5.28
Finance leases	2.69	2.73
Weighted average discount rates:
Operating leases	6.9%	7.1%
Finance leases	7.2%	7.4%
Future minimum commitments under leases for the succeeding years are as follows (in thousands):

(Amounts in thousands)
Year ending December 31,	Operating Lease	Finance Lease
2024 (nine months remaining)	$9,217	$6,487
2025	11,402	8,211
2026	9,772	4,765
2027	8,557	1,583
2028	7,764	156
Thereafter	8,130	–
Total lease payments	$54,842	$21,202
Less: Amounts representing interest	$(8,787)	$(2,439)
Total lease liabilities	$46,055	$18,763
The above table is inclusive of $0.2 million sub-lease income associated with the $46.2 million total liability of operating leases as presented on the condensed consolidated balance sheet.
The above table is exclusive of the $3.5 million purchase price associated with the $22.3 million total liability of finance leases as presented on the condensed consolidated balance sheet.

17. Subsequent Events
On April 1, 2024, the Company closed on an offering of common stock in which it issued and sold 1,323,530 shares at an offering price of $34.00 per share, resulting in net proceeds of $42.0 million after deducting underwriting discounts and commissions, but before expenses of the offering. On April 1, 2024, the underwriters exercised their option to purchase an additional 179,412 shares of the Company’s common stock at the public offering price, resulting in additional gross proceeds of approximately $6.1 million. After giving effect to this exercise of the overallotment option, the total number of shares sold by the Company in this common stock offering increased to 1,502,942 shares with total gross proceeds of approximately $51.1 million. The exercise of the over-allotment option closed on April 1, 2024, at which time the Company received net proceeds of $5.7 million after underwriting discounts and commissions.

On April 4, 2024, the Company completed the acquisition of Surdex Corporation pursuant to the Merger Agreement, dated April 2, 2024 (the “Agreement”), among the Company, Surdex Corporation and its Shareholders. The aggregate consideration was approximately $44 million which consisted of cash, common stock and promissory note, subject to adjustment.
On May 2, 2024 the Company and certain of its subsidiaries as guarantors entered into a new $100 million credit agreement with lenders, Bank of America N.A, as Administrative Agent, the Swingline Lender and L/C Issuer, and TD Bank, N.A. as syndication agent (the “New Credit Agreement”). The New Credit Agreement replaces the Company’s existing $70.0 million Revolving Credit Facility with Bank of America and its non-revolving fixed line of credit with Bank of America. The New Credit Agreement has a term of 5 years and matures May 2, 2029.
On May 3, 2024 Surdex entered into an Aircraft Loan and Security Agreement with Wingspire Equipment Finance LLC, and the Company as Guarantor, pursuant to which Surdex received a loan in the amount of approximately $6.2 million secured by certain aircraft. In addition, on May 3, 2024, pursuant to its master lease facility with Honour Capital LLC the Company received approximately $4.7 million in connection with the financing of cameras and equipment of Surdex.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to several factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes, and other uncertainties, as well as those factors discussed in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report on Form 10-K”) filed with the US Securities and Exchange Commission and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Cautionary Statement about Forward-Looking Statements,” all of which are difficult to predict. Considering these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements, except to the extent required by applicable laws or rules. Unless the context otherwise requires, references to “Bowman,” the “company,” the “Company,” “we,” “us,” and “our” refer to Bowman Consulting Group Ltd., its wholly owned subsidiaries and combined entities under common control, or either or all of them as the context may require.
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
Gross contract revenue for the three months ended March 31, 2024 and 2023 was $94.9 million and $76.1 million, respectively, representing year over year growth of 24.7%. Gross contract revenue derived from our workforce represented 90.3% and 88.8% of gross contract revenue for the three months ended March 31, 2024 and 2023, respectively (see Net service billing – non-GAAP below). Our net (loss) income for the three months ended March 31, 2024 and 2023 was ($1.6) million and $0.5 million, respectively. Our Adjusted EBITDA for the three months ended March 31, 2024 and 2023 was $12.1 million on net loss of ($1.6) million and $9.7 million on net income of $0.5 million, respectively. (see Adjusted EBITDA – non-GAAP below)
Subsequent Events
On March 26, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with BofA Securities, Inc. and Robert W. Baird & Co. Incorporated, as representatives of the underwriters named in the Underwriting Agreement (the “Underwriters”), and selling stockholders, including the Gary Bowman and Michael Bruen (the “Selling Stockholders”), relating to an underwritten public offering (the “Offering”) of its common stock. Pursuant to the Underwriting Agreement, the Company agreed to sell 1,323,530 shares of common stock, and the Selling Stockholders agreed to sell an aggregate of 147,058 shares of common stock, to the Underwriters at a public offering price of $34.00 per share. The Company and the selling stockholders granted the Underwriters a 30-day over-allotment option to purchase up to 220,588 additional shares of Common Stock, which over-allotment option was exercised in full on March 27, 2024. The Offering, including the exercise of the over-allotment option, closed on April 1, 2024. The shares of common stock were sold at a public offering price of $34.00 per share and were purchased by the Underwriters from the Company and the Selling Stockholders at a price of $31.722 per share. The Company sold 1,502,942 shares of common stock to the Underwriters for gross proceeds of approximately $51.1 million. The Selling Stockholders sold an aggregate of 188,234 shares of common stock in the Offering. The Company did not receive any proceeds from the sale of shares of common stock by the Selling Stockholders in the Offering.

On April 4, 2024, the Company completed the acquisition of Surdex Corporation pursuant to the Merger Agreement, dated April 2, 2024, among the Company, Surdex Corporation and its shareholders. The aggregate consideration was approximately $44 million which consisted of cash, common stock and a promissory note, subject to adjustment.
On May 2, 2024 the Company and certain of its subsidiaries as guarantors entered into a new $100 million credit agreement with lenders, Bank of America N.A, as Administrative Agent, the Swingline Lender and L/C Issuer, and TD Bank, N.A. as syndication agent (the “New Credit Agreement”). The New Credit Agreement replaces the Company’s existing $70.0 million Revolving Credit Facility with Bank of America and its non-revolving fixed line of credit with Bank of America. The New Credit Agreement has a term of 5 years and matures May 2, 2029. For additional information see “Part II, Item 5. Other Information”
On May 3, 2024 Surdex entered into an Aircraft Loan and Security Agreement with Wingspire Equipment Finance LLC and the Company as Guarantor, pursuant to which Surdex received a loan in the amount of approximately $6.2 million secured by certain aircraft. In addition, on May 3, 2024, pursuant to its master lease facility with Honour Capital LLC, the Company received approximately $4.7 million in connection with the financing of cameras and equipment of Surdex.
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
Components of Income and Expense
Revenue
We generate revenue from services performed by our employees, pass-through fees from sub-consultants, and reimbursable contract costs. On our condensed consolidated financial statements, we report gross revenue, which represents total revenue billed to customers excluding taxes collected from customers. Gross revenue less revenue derived from pass-through sub-consultant fees, reimbursable expenses and other direct expenses represents our net service billing, or that portion of our gross revenue attributable to services performed by our employees. Our peers use the calculation underlying net service billing to normalize peer performance assessments and provide meaningful insight into trends over time. Refer to — Other Financial Data, Non-GAAP measurements and Key Performance Indicators below for further discussion of the use of this non-GAAP financial measure.
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
We enter into contracts that contain two types of pricing characteristics:
Hourly contracts, also referred to as time and materials, are common for professional and technical consulting assignments both short-term and multi-year in duration. Under these types of contracts, there is no predetermined maximum fee and we generally experience no risk associated with cost overruns. For hourly contracts, we negotiate billing rates and charge our customers based upon the actual hours expended toward a deliverable. These contracts may have not-to-exceed parameters requiring us to receive additional authorizations from our customer to continue working, but we likewise do not have to continue working without assurances of payment for such additional work. Hourly assignments represented approximately $9.8 million and $7.9 million or 10% and 10% of our gross contract revenue for each of the three and three months ended March 31, 2024 and 2023, respectively.
Lump sum contracts, also referred to as fixed fee, typically require the performance of some, or all, of the obligations under the contract for a specified amount, subject to price adjustments only if the scope of the project changes or unforeseen requirements arise. Our fixed fee contracts generally include a specific scope of work and defined deliverables. Lump sum contracts can involve both hourly and fixed fee tasks. Most of our assignments are lump sum in nature representing approximately $85.1 million and $68.2 million or 90% and 90% of our gross contract revenue for the three months ended March 31, 2024 and 2023, respectively. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that is performed at risk with no documented customer commitment.
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
Performance under our contracts does not involve significant machinery or other long term depreciable assets. Most of the equipment we employ involves desktop computers and other shared ordinary course IT equipment. We present direct costs exclusive of depreciation and amortization and as such we do not present gross profit on our condensed consolidated financial statements.
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

Results of Operations
Combined results of operations
The following represents our condensed consolidated results of operations for periods indicated (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Gross contract revenue	$94,907	$76,100
Contract costs (exclusive of depreciation and amortization)	46,905	37,373
Operating expense	50,612	37,190
(Loss) income from operations	(2,610)	1,537
Other expense	2,401	1,213
Income tax (benefit)	(3,453)	(213)
Net (loss) income	$(1,558)	$537
Net margin	(1.6)%	0.7%
Other financial information [1]
Net service billing	$85,689	$67,562
Adjusted EBITDA	12,128	9,673
Adjusted EBITDA margin, net	14.2%	14.3%
1Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below.
Three months ended March 31, 2024 as compared to the three months ended March 31, 2023
Gross Contract Revenue
Gross contract revenue for the three months ended March 31, 2024, increased $18.8 million or 24.7% to $94.9 million as compared to $76.1 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, gross contract revenue attributable to work performed by our workforce increased $18.1 million, or 26.8% to $85.7 million or 90.3% of gross contract revenue as compared to $67.6 million or 88.8% for the three months ended March 31, 2023 (see Net service billing – non-GAAP). Of the $18.8 million increase in gross contract revenue during the three months ended March 31, 2024, acquisitions represented $18.5 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic. For each measurement and comparison period, historical balances of acquired and organic revenue bases are adjusted to reflect revenue accordingly.

Changes in gross contract revenue disaggregated between our core and emerging end markets were as follows (in thousands other than percentages):

	For the Three Months Ended March 31,
Consolidated Gross Contract Revenue	2024	%GCR	2023	%GCR	Change	% Change
Building Infrastructure	$52,785	55.6%	$44,337	58.3%	$8,448	19.1%
Transportation	18,128	19.1%	16,019	21.0%	2,109	13.2%
Power & Utilities	18,467	19.5%	13,324	17.5%	5,143	38.6%
Other Emerging Markets [1]	5,527	5.8%	2,420	3.2%	3,107	128.4%
Total:	$94,907	100.0%	$76,100	100.0%	$18,807	24.7%

Organic	$76,433	80.5%	$76,100	100.0%	$333	0.4%
Acquired [2]	18,474	19.5%	–	–%	18,474	n/a
Total:	$94,907	100.0%	$76,100	100.0%	$18,807	24.7%
1Represents environmental, mining, water resources and other
2After four quarters post-closing, acquired revenue is reclassified as organic; this results in a change from previously reported numbers.

For the three months ended March 31, 2024, gross contract revenue from our building infrastructure market increased $8.4 million or 19.1% as compared to the three months ended March 31, 2023. Building Infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue is the result of acquisitions. Within the building infrastructure market, 34.4% of gross contract revenue was derived from residential assignments including single family, multi-family and mixed-use housing stock, 45.8% from commercial assignments including retail, hospitality and quick-serve restaurants (QSR), office and industrial, data centers and healthcare, and 19.8% from municipal assignments. Within residential, 51.9% of gross contract revenue was derived from for-sale homebuilding assignments, 39.7% from residential multi-family and 8.4% from mixed use projects. While the homebuilding market shows signs of rebounding from prior year interest rate impacts, for-sale residential services represented just 9.9% of our total gross contract revenue for the three months ended March 31, 2024. Within commercial, 34.4% of revenue was derived from office and industrial assignments, 40.3% from retail, hospitality, and quick serve restaurants, 14.0% from data centers, and 11.3% from healthcare. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market as we continue to experience strength in markets including data centers, quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.
For the three months ended March 31, 2024, revenue from transportation increased $2.1 million or 13.2% as compared to the three months ended March 31, 2023. The increase was attributable to new contract awards in transportation both from public and private customers along with acquired transportation backlog which we were able to deliver to customers, within transportation, 60.3% of our gross contract revenue was derived directly from public sector customers including DOTs, tollway operators, transit authorities aviation operators and others with the remaining 39.7% derived from private sector customers. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of renewable energy with traditional transmission infrastructure and the continued growth we are projecting in the clean energy transition, we have consolidated renewable energy into the power and utilities category (sometimes referred to herein as the power, utilities and energy market) of our revenue mix and have adjusted historical balances accordingly. For the three months ended March 31, 2024, revenue from power and utilities increased $5.1 million or 38.6% as compared to the three months ended March 31, 2023. The additional increase in gross contract revenue from the power and utilities market is principally attributable to acquisitions and increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, along with additional increases derived from gas pipeline and electric transmission projects nationally. Within the power and utilities market, 80.8% of our gross contract revenue was derived from customers operating traditional power operations and 19.2% was derived from customers focused on renewables, EV infrastructure and energy transition operations. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our other emerging markets consist of mining, water resources, environmental consulting, and other natural resources services. Adjusted for the change, for the three months ended March 31, 2024, revenue from emerging markets increased $3.1 million or 128.4% as compared to the three months ended March 31, 2023. Emerging market sectors represent lines of business that have not yet grown to a size whereby we would distinguish them as a separate market. Gross contract revenue within our emerging markets was 40.9% from mining activities where we have specialized in copper mining, 41.3% from water resources activities, and 17.8% from environmental and other natural resources consulting. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in various emerging market services.
For the three months ended March 31, 2024 and 2023, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 19.8% and 24.2% of our gross contract revenue, respectively. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $9.5 million or 25.4% to $46.9 million for the three months ended March 31, 2024, as compared to $37.4 million for the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, total contract costs represented 49.4% and 49.1% of total contract revenue, respectively. For the three months ended March 31, 2024 and 2023 total contract costs represented 54.7% and 55.3% of revenue attributable to our workforce, respectively (see Net Service Billing).
Direct payroll costs increased $8.9 million or 30.9% to $37.7 million for the three months ended March 31, 2024, as compared to $28.8 million for the three months ended March 31, 2023. Direct payroll accounted for 80.4% of total contract costs for the three months ended March 31, 2024, an increase of 3.2 percentage points as compared to 77.2% for the three months ended March 31, 2023.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $6.0 million or 27.5% to $27.8 million for the three months ended March 31, 2024 as compared to $21.8 million for the three months ended March 31, 2023. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the three months ended March 31, 2024 and 2023, direct labor costs represented 29.3% and 28.7% of gross contract revenue, respectively and represented 32.4% and 32.3% of the revenue attributable to our workforce, respectively.
Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $2.9 million or 41.4% to $9.9 million as compared to $7.0 million. This increase includes a $1.6 million increase in non-cash stock compensation as several new stock awards were granted to Company leadership as well as employees in connection with acquisitions. Also, stock compensation has become a larger part of our employee incentive plans.
Sub-consultants and other direct expenses increased $0.7 million or 8.2% to $9.2 million for the three months ended March 31, 2024 as compared to $8.5 million for the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, sub-consultant and other direct expenses represented 9.7% and 11.2% of gross contract revenue, respectively. This decrease is not indicative of an anticipated long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.
Operating Expense
Total operating expense increased $13.4 million or 36.0% to $50.6 million for the three months ended March 31, 2024 as compared to $37.2 million for the three months ended March 31, 2023.
Selling, general and administrative expenses increased $11.1 million or 33.0% to $44.7 million for the three months ended March 31, 2024, as compared to $33.6 million for the three months ended March 31, 2023. Indirect labor increased $4.8 million or 32.2% to $19.7 million as compared to $14.9 million primarily due to an increase in staffing to accommodate growth. General overhead increased $3.2 million or 28.1% to $14.6 million as compared to $11.4 million due to increased costs associated with the overall growth of the Company. Non-cash stock compensation increased $1.9 million or 57.6% to $5.2 million as compared to $3.3 million as several new stock awards were granted to Company leadership as well as employees in connection with acquisitions. Also, stock compensation has become a larger part of our employee incentive plans.
Depreciation and amortization increased $2.4 million or 66.7% to $6.0 million for the three months ended March 31, 2024 as compared to $3.6 million for the three months ended March 31, 2023. This increase is primarily due to an increase in intangible assets and assets leased under financing arrangements. We continue to increase the use of our finance lease facility as we continue to grow. Intangible assets have increased due to multiple acquisitions. Gains on the sale of certain IT equipment and automobiles increased $0.1 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
Other (Income) Expense
Other expense increased by $1.2 million to $2.4 million of expense for the three months ended March 31, 2024 as compared to $1.2 million for the three months ended March 31, 2023. This increase is primarily attributable to an increase in interest expense of $1.2 million due to an increase in finance leases and notes payable.
Income Tax Benefit
Income tax benefit for the three months ended March 31, 2024, increased $3.3 million to a $3.5 million benefit, as compared to $0.2 million benefit for the three months ended March 31, 2023, see note 2, Income Taxes. Our effective tax rate for the three months ended March 31, 2024, is 68.9% as compared to (65.9%) for the three months ended March 31, 2023.
Income (Loss) Before Tax and Net Income (Loss)
Loss before tax increased by $5.3 million for the three months ended March 31, 2024, to $5.0 million of loss compared to $0.3 million of income for the three months ended March 31, 2023. Net loss increased by $2.1 million to ($1.6) million for the three months ended March 31, 2024, as compared to $0.5 million of income for the three months ended March 31, 2023.
Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $18.1 million or 26.8% to $85.7 million for the three months ended March 31, 2024, as compared to $67.6 million for the three months ended March 31, 2023. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Gross contract revenue	$94,907	$76,100
Less: sub-consultants and other direct expenses	9,218	8,538
Net service billing	$85,689	$67,562

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

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $2.5 million or 25.4% to $12.1 million for the three months ended March 31, 2024 as compared to $9.7 million for the three months ended March 31, 2023. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net Service Billing	$85,689	$67,562	$18,127	26.8%

Net (Loss) Income	$(1,558)	$537	$(2,095)	(390.1)%
+ interest expense	2,131	896	1,235	137.8%
+ depreciation & amortization	5,995	3,565	2,430	68.2%
+ tax (benefit)	(3,453)	(213)	(3,240)	1521.1%
EBITDA	$3,115	$4,785	$(1,670)	(34.9)%
+ non-cash stock compensation	7,861	4,434	3,427	77.3%
+ settlements and other non-core expenses	399	–	399	100.0%
+ acquisition expenses	753	454	299	65.9%
Adjusted EBITDA	$12,128	$9,673	$2,455	25.4%
Adjusted EBITDA margin, net	14.2%	14.3%
For the three months ended March 31, 2024 and 2023, Adjusted EBITDA includes add backs of $7.9 million and $4.4 million, respectively, relating to non-cash stock compensation expenses from restricted stock awards. For the three months ended March 31, 2024 and 2023, Adjusted EBITDA also includes $0.8 million and $0.5 million, respectively, relating to non-reocurring acquisition expenses such as professional fees, fair value adjustments and working capital adjustments.
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
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the three months ended March 31, 2024 and 2023, Adjusted EBITDA Margin, net was 14.2% and 14.3% respectively.

Backlog (other key performance metrics)
Our backlog increased $24.2 million or 7.9% to $329.9 million during the three months ended March 31, 2024, as compared to $305.7 million at December 31, 2023. At March 31, 2024 and December 31, 2023 our backlog was comprised as follows:

	March 31, 2024	December 31, 2023
Building Infrastructure	51%	55%
Transportation	28%	24%
Power & Utilities	17%	17%
Other Emerging Markets	4%	4%

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our Revolving Credit Facility (as defined below), lease financing, proceeds from stock sales and other structured debt securities. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, acquisitions, and acquisition related payments. On March 31, 2024, we maintained a $70.0 million Revolving Credit Facility with Bank of America, our primary lender. See -"Credit Facilities and Other Financing" below for more information on our Revolving Credit Facility. Under the terms of our Revolving Credit Facility, available cash in our primary operating account sweeps against the outstanding balance every evening. Our cash on hand therefore generally consisted of petty cash and other non-operating funds not included in the nightly sweep. Cash on hand included the cash we kept in short-term investment accounts along with deposits and payments in transit in our operating sweep account.. Our cash on hand decreased by $9.0 million at March 31, 2024 as compared to December 31, 2023.
On May 2, 2024, we and certain of our subsidiaries, as guarantors, entered into the $100 million New Credit Agreement. See “Subsequent Events” above for more detail.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flows (amounts in thousands)	2024	2023
Net cash provided by operating activities	$2,519	$6,278
Net cash used in investing activities	(2,739)	(398)
Net cash provided by financing activities	(8,794)	(4,834)
Change in cash, cash equivalents and restricted cash	(9,014)	1,046
Cash and cash equivalents, end of period	11,673	14,328
Operating Activities
During the three months ended March 31, 2024, net cash provided by operating activities was $2.5 million, which primarily consisted of ($1.6) million net loss, adjusted for stock-based compensation expense of $7.8 million, depreciation and amortization expense of $6.0 million, and deferred taxes of $4.2 million, offset by a net cash outflow of $6.0 million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $7.9 million increase in accounts receivable resulting from a combination of acquired accounts receivable from acquisitions, and an increased billing to our clients, a $5.5 million increase in prepaid expenses and other assets, and $3.1 million increase in contract assets and liabilities, partially offset by a $10.6 million increase in accounts payable and accrued expenses.

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
Investing Activities
Net cash used in investing activities increased by $2.3 million to $2.7 million for the three months ended March 31, 2024 as compared to $0.4 million for the three months ended March 31, 2023. The increase in net cash used for investing is primarily attributable to acquisitions that occurred in the first quarter of 2024.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2024 was $8.8 million compared to $4.8 million for the three months ended March 31, 2023, an increase of $4.0 million. The increase in net cash used in financing is primarily attributable to the $5.7 million used for the purchase of treasury shares offset by net proceeds of $2.0 million from our Revolving Credit Facility.
Credit Facilities and Other Financing

As of March 31, 2024, we maintained a $70.0 million revolving credit facility (the “Revolving Credit Facility”) and a non-revolving credit facilities (“Fixed Line 2”) pursuant to an Amended and Restated Credit Agreement (collectively with the Revolving Credit Facility, the “Credit Agreement”) with Bank of America, our primary lender. The Credit Agreement had a maturity date of July 31, 2025. Under the terms of the Revolving Credit Facility, available cash in our primary operating account sweeps against the outstanding balance every evening. As of March 31, 2024, the balance on this Revolving Credit Facility was $47.3 million.
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
On May 2, 2024, we and certain of our subsidiaries, as guarantors, entered into the $100 million New Credit Agreement. See “Subsequent Events” above for more detail.
The Credit Agreement is secured by all the assets of the Company and the subsidiary guarantors. Under the Credit Agreement, we are required to comply with certain covenants, including covenants on indebtedness, investments, liens and restricted payments, as well as to maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Credit Agreement). At March 31, 2024, we were in compliance with all covenants.
We utilize master lease facilities primarily with Honour Capital LLC (“Honour”) and Enterprise Leasing (“Enterprise”). The Honour Capital lease facility finances our acquisition of IT infrastructure, geospatial and survey equipment, furniture and other long-lived assets. The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. At March 31, 2024, we maintained a fleet of approximately 500 vehicles. All of our leasing facilities allow for both operating and finance leasing. We allocate finance lease payments between amortization and interest. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $0.9 million per month. We utilize a third party valuation specialist to formulate the incremental borrowing rates for the Company, to calculate the present value on new leases.

We regularly evaluate our options with respect to capital and our requirements for operations and growth. We do not limit our consideration to traditional bank financing, but rather include other structured debt and equity as option for additional capital.
For more information about our credit facilities, see Note 11 – Revolving Credit Facility and Fixed Credit Facilities.
Registration Statement
We have on file with the Securities and Exchange Commission (the “SEC”) a shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which enables us to issue shares of our common stock and preferred stock, warrants and rights to purchase any of such securities and/or debt securities, either individually or in units, in one or more offerings. We will file a prospectus supplement containing the amount and type of securities each time we issue securities under our Shelf Registration Statement. On April 1, 2024, we sold 1,502,942 shares of common stock for gross proceeds of approximately $51.1 million pursuant to the Shelf Registration Statement, as supplemented by the prospectus supplement dated March 26, 2024. The Selling Stockholders in the Offering sold an aggregate of 188,234 shares of common stock. The Company did not receive any proceeds from the sale of shares of common stock by the Selling Stockholders in the Offering. See “Subsequent Events” above for more details.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies relating to the use of estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC dated March 12, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes issued as partial consideration for acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Credit Agreement under which rates are tied to

Term SOFR (Secured Overnight Financing Rate), plus an applicable rate which varies between 2.10% and 2.60% based on our ratio of Funded Debt to EBITDA (as each is defined in the Credit Agreement). As of March 31, 2024, there was $47.3 million outstanding on the Credit Agreement. A one percentage point change in the assumed interest rate of the Credit Agreement would change our annual interest expense by approximately $0.5 million in 2024.
Our finance lease obligations with Honour and Enterprise were $21.2 million as of March 31, 2024. These finance lease obligations bear interest at a fixed rate. Accordingly, there is no exposure to market risk related to these obligations.
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
Item 1A. Risk Factors
There have been no material changes to any of the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities

On February 2, 2024, we issued 47,477 shares of common stock at $32.04 per share as partial consideration for our acquisition of Trudell Consulting Engineers.

On February 16, 2023, we issued 57,594 shares of common stock at $36.19 per share as partial consideration for our acquisition of Speece Lewis Engineers.

For a description of these acquisitions, see Note 4, Acquisitions, appearing in Part I of this Quarterly Report on Form 10-Q.

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
Issuer Purchase of Equity Securities
The following table summarizes the purchases of our common stock made by us during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/24 - 1/31/24	107,082	34.55	-	10,000,000
2/1/24 - 2/29/24	56,000	36.28	-	10,000,000
3/1/24 - 3/31/24	-	-	-	10,000,000
(1) This column reflects shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2) On November 17, 2023, our board of directors authorized a new $10 million share repurchase program under which the Company may repurchase up to $10 million of our common stock (the "2023 Repurchase Authorization"). The 2023 Repurchase Authorization is effective from November 17, 2023, through November 16, 2024. The execution of the repurchase program is expected to be consistent with the Company’s strategic initiatives which prioritize investments in organic and acquisitive growth. The timing and amount of any share repurchases will be determined by management at its discretion based on several factors including share price, market conditions and capital allocation priorities. Shares may be repurchased from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The share repurchase program does not obligate Bowman to acquire a specific number of shares of common stock and may be suspended, modified, or discontinued at any time without notice. As of March 31, 2024, we have repurchased no shares of our common stock under the 2023 Repurchase Authorization.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.
New Credit Facility
On May 2, 2024 the Company and certain of its subsidiaries as guarantors entered into a new $100 million credit agreement with lenders, Bank of America N.A, as Administrative Agent, the Swingline Lender and L/C Issuer, and TD Bank, N.A. as syndication agent (the “New Credit Agreement”). The New Credit Agreement replaces the Company’s existing $70.0 million Revolving Credit Facility with Bank of America and its non-revolving fixed line of credit with Bank of America. In addition, the Company and certain of its subsidiaries entered into a Security and Pledge Agreement dated as May 2, 2024 with Bank of America, N.A., in its capacity as Administrative Agent. The New Credit Facility provides, among other things, for:
•interest rate borrowings based on SOFR or a base rate plus, in each case, an applicable rate that varies according to the Company’s Leverage Ratio (as defined in the New Credit Agreement), with such applicable rate in the case of Revolver borrowings, ranging from 2.10% to 2.60% for SOFR borrowings and from 1.10% to 1.60% for base rate borrowings;
•a subfacility of up to $15,000,000 for swingline borrowings and a subfacility of up to $5,000,000 for issuances of letters of credit; and
•financial covenants (including covenants concerning leverage and fixed charge coverage) that are the same as under the existing Credit Agreement, including that (i) our fixed charge coverage ratio may not be less than 1.25:1.00, and (ii) our leverage ratio may not exceed 3.25:1.00 except, at our option, for certain periods after the closing of acquisitions.
Borrowings under the New Credit Agreement may be used for working capital and other general corporate purposes, including for the consummation of acquisitions.
Other Covenants and Events of Acceleration
The New Credit Facility imposes restrictions on customary matters such as the incurrence of indebtedness, liens, restricted payments and investments, that were also restricted in the existing Credit Agreement and financial covenant tests that are consistent with the existing Credit Agreement.
The New Credit Facility also includes usual and customary events of default for facilities of this nature, and provides that, upon occurrence and continuation of an event of default, payment of all amounts payable under the credit facilities may be accelerated, and the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the credit facilities will automatically become due and payable and the lenders’ commitments will automatically terminate.
The foregoing does not purport to be a complete description of the terms of the New Credit Facility and such description is qualified in its entirety by reference to the New Credit Facility, a copy of which is filed as an Exhibit.
Existing Relationships with the Lenders
The Company has ongoing relationships with Bank of America, N.A. for which the lender has received customary fees and expenses. An affiliate of Bank of America has also acted as an underwriter for the issuance of equity securities of the Company.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
Rider 1

10.18*
Credit Agreement dated as of May 2, 2024 among Bowman Consulting Group Ltd. as Borrower, Certain Subsidiaries of Borrower as Guarantors, Bank of America, N.A. as Administrative Agent, as Swingline Lender and an L/C Issuer and TD Bank, N.A. as Syndication Agent

10.19*	Security and Pledge Agreement entered into as of May 2, 2024 among Bowman Consulting Group Ltd., the Grantors named therein and Bank of America, N.A. in its capacity as Administrative Agent.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101:	XBRL.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

BOWMAN CONSULTING GROUP LTD.

Date: May 7, 2024	By:	/s/ Gary Bowman
Gary Bowman
President, CEO and Chairman (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Bruce Labovitz
Bruce Labovitz
Chief Financial Officer (Principal Financial Officer)