Form 10-Q
period 2024-06-30
Bowman Consulting Group Ltd.
filed 2024-08-07
CIK 1847590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of August 7, 2024, the registrant had 18,205,045 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$23,143	$20,687
Accounts receivable, net	99,368	87,565
Contract assets	42,193	33,520
Notes receivable - officers, employees, affiliates, current portion	1,151	1,199
Prepaid and other current assets	9,544	11,806
Total current assets	175,399	154,777
Non-Current Assets
Property and equipment, net	44,636	27,601
Operating lease, right-of-use assets	40,316	40,743
Goodwill	123,587	96,393
Notes receivable	903	903
Notes receivable - officers, employees, affiliates, less current portion	1,113	1,119
Other intangible assets, net	55,840	46,294
Deferred tax asset, net	20,166	33,780
Other assets	1,427	1,175
Total Assets	$463,387	$402,785
LIABILITIES AND EQUITY
Current Liabilities
Revolving credit facility	$27,848	$45,290
Accounts payable and accrued liabilities	69,163	44,394
Contract liabilities	7,873	7,481
Notes payable, current portion	15,169	13,989
Operating lease obligation, current portion	10,059	9,016
Finance lease obligation, current portion	9,182	6,586
Total current liabilities	139,294	126,756
Non-Current Liabilities
Other non-current obligations	5,353	42,288
Notes payable, less current portion	22,541	13,738
Operating lease obligation, less current portion	36,332	37,660
Finance lease obligation, less current portion	19,099	14,408
Pension and post-retirement obligation, less current portion	5,184	4,654
Total liabilities	$227,803	$239,504
Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023.	$–	$–
Common stock, $0.01 par value; 30,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 20,570,916 shares issued and 17,599,049 outstanding, and 17,694,495 shares issued and 15,094,278 outstanding as of June 30, 2024 and December 31, 2023, respectively	206	177
Additional paid-in-capital	303,453	215,420
Accumulated other comprehensive income	569	590
Treasury stock, at cost; 2,971,867 and 2,600,217, respectively	(38,531)	(26,410)
Stock subscription notes receivable	(53)	(76)
Accumulated deficit	(30,060)	(26,420)
Total shareholders' equity	$235,584	$163,281
TOTAL LIABILITIES AND EQUITY	$463,387	$402,785
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Gross Contract Revenue	$104,501	$82,755	$199,409	$158,855
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	39,096	32,075	76,776	60,919
Sub-consultants and expenses	10,520	8,963	19,738	17,501
Total contract costs	49,616	41,038	96,514	78,420
Operating Expenses:
Selling, general and administrative	49,154	38,340	93,874	71,965
Depreciation and amortization	7,181	4,719	13,177	8,285
(Gain) on sale	(215)	(226)	(311)	(237)
Total operating expenses	56,120	42,833	106,740	80,013
(Loss) Income from operations	(1,235)	(1,116)	(3,845)	422
Other expense	2,027	1,143	4,428	2,358
Loss before tax expense	(3,262)	(2,259)	(8,273)	(1,936)
Income tax (benefit)	(1,180)	(1,625)	(4,633)	(1,839)
Net loss	$(2,082)	$(634)	$(3,640)	$(97)
Earnings allocated to non-vested shares	$–	$–	$–	$–
Net loss attributable to common shareholders	$(2,082)	$(634)	$(3,640)	$(97)
Loss per share
Basic	$(0.13)	$(0.05)	$(0.24)	$(0.01)
Diluted	$(0.13)	$(0.05)	$(0.24)	$(0.01)
Weighted average shares outstanding:
Basic	16,301,926	12,276,173	15,064,827	12,022,550
Diluted	16,301,926	12,276,173	15,064,827	12,022,550
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(2,082)	$(634)	$(3,640)	$(97)
Other comprehensive loss
Pension and post-retirement adjustments	(10)	(11)	(21)	(21)
Other comprehensive loss	(10)	(11)	(21)	(21)
Income tax provision related to items of other comprehensive loss	–	–	–	–
Other comprehensive loss, net of tax	(10)	(11)	(21)	(21)
Comprehensive loss, net of tax	$(2,092)	(645)	$(3,661)	(118)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended June 30, 2024 and 2023
(Amounts in thousands except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2023	16,019,601	$160	$167,440	(2,425,755)	$(21,498)	$568	$(151)	$(19,259)	$127,260
Issuance of new common shares in common stock offering	–	–	–	–	–	–	–	–	–
Issuance of new common shares	504,637	3	14,867	–	–	–	–	–	14,870
Purchase of treasury stock	–	–	–	(104,131)	(2,919)	–	–	–	(2,919)
Issuance of new common shares under stock compensation plan	566,882	6	(6)	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	15,058	–	379	–	–	–	–	–	379
Stock based compensation	–	–	6,337	–	–	–	–	–	6,337
Collection on stock subscription notes receivable	–	–	–	–	–	–	26	–	26
Exercises of conversion feature of convertible note	24,001	2	334	–	–	–	–	–	336
Other comprehensive loss, net of tax	–	–	–	–	–	(11)	–	–	(11)
Net loss	–	–	–	–	–	–	–	(634)	(634)
Balance at June 30, 2023	17,130,179	$171	$189,351	(2,529,886)	$(24,417)	$557	$(125)	$(19,893)	$145,644

Balance at March 31, 2024	18,191,818	$182	$226,681	(2,763,299)	$(32,142)	$579	$(66)	$(27,978)	$167,256
Issuance of new common shares in common stock offering	1,502,942	15	47,136	–	–	–	–	–	47,151
Issuance of new common shares	569,800	6	18,509	–	–	–	–	–	18,515
Purchase of treasury stock	–	–	–	(141,675)	(4,305)	–	–	–	(4,305)
Issuance of new common shares under stock compensation plan	189,908	2	(2)	–	–	–	–	–	–
Cancellation of common shares under stock compensation plan	(4,351)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	17,247	–	466	–	–	–	–	–	466
Stock based compensation	–	–	8,356	–	–	–	–	–	8,356
Collections on stock subscription notes receivable	–	–	–	–	–	–	13	–	13
Exercises of conversion feature of convertible note	103,552	1	2,307	–	–	–	–	–	2,308
Other comprehensive loss, net of tax	–	–	–	–	–	(10)	–	–	(10)
Repurchases of common stock	–	–	–	(66,893)	(2,084)	–	–	–	(2,084)
Net loss	–	–	–	–	–	–	–	(2,082)	(2,082)
Balance at June 30, 2024	20,570,916	$206	$303,453	(2,971,867)	$(38,531)	$569	$(53)	$(30,060)	$235,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2024 and 2023
(Amounts in thousands except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2023	15,949,805	$159	$162,922	(2,393,255)	$(20,831)	$578	$(173)	$(19,796)	$122,859
Issuance of new common shares	504,637	3	14,873	–	–	–	–	–	14,876
Purchase of treasury stock	–	–	–	(136,631)	(3,586)	–	–	–	(3,586)
Issuance of new common shares under stock compensation plan	620,639	6	(6)	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	31,097	1	762	–	–	–	–	–	763
Stock based compensation	–	–	10,466	–	–	–	–	–	10,466
Collection on stock subscription notes receivable	–	–	–	–	–	–	48	–	48
Exercises of conversion feature of convertible note	24,001	2	334	–	–	–	–	–	336
Other comprehensive income, net of tax	–	–	–	–	–	(21)	–	–	(21)
Net loss	–	–	–	–	–	–	–	(97)	(97)
Balance at June 30, 2023	17,130,179	$171	$189,351	(2,529,886)	$(24,417)	$557	$(125)	$(19,893)	$145,644

Balance at January 1, 2024	17,694,495	$177	$215,420	(2,600,217)	$(26,410)	$590	$(76)	$(26,420)	$163,281
Issuance of new common shares in common stock offering	1,502,942	15	47,136	–	–	–	–	–	47,151
Issuance of new common shares	677,727	7	22,211	–	–	–	–	–	22,218
Purchase of treasury stock	–	–	–	(304,757)	(10,037)	–	–	–	(10,037)
Issuance of new common shares under stock compensation plan	539,059	5	(5)	–	–	–	–	–	–
Cancellation of common shares under stock compensation plan	(27,206)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	32,346	–	932	–	–	–	–	–	932
Stock based compensation	–	–	14,781	–	–	–	–	–	14,781
Collections on stock subscription notes receivable	–	–	–	–	–	–	23	–	23
Exercises of conversion feature of convertible note	151,553	2	2,978	–	–	–	–	–	2,980
Other comprehensive loss, net of tax	–	–	–	–	–	(21)	–	–	(21)
Repurchases of common stock	–	–	–	(66,893)	(2,084)	–	–	–	(2,084)
Net loss	–	–	–	–	–	–	–	(3,640)	(3,640)
Balance at June 30, 2024	20,570,916	$206	$303,453	(2,971,867)	$(38,531)	$569	$(53)	$(30,060)	$235,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(3,640)	$(97)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,023	4,620
Amortization of intangible assets	7,154	3,665
Gain on sale of assets	(311)	(237)
Credit losses	656	289
Stock based compensation	13,876	11,169
Accretion of discounts on notes payable	307	264
Deferred taxes	5,348	(7,339)
Changes in operating assets and liabilities, net of acquisition of businesses
Accounts receivable	(6,080)	(10,885)
Contract assets	(4,366)	(5,267)
Prepaid expenses and other assets	4,063	(4,174)
Accounts payable and accrued expenses	(15,633)	9,535
Contract liabilities	(1,809)	523
Net cash provided by operating activities	5,588	2,066
Cash Flows from Investing Activities:
Purchases of property and equipment	(600)	(632)
Fixed assets converted to lease financing	(29)	–
Proceeds from sale of assets and disposal of leases	317	237
Payments received under loans to shareholders	54	108
Acquisitions of businesses, net of cash acquired	(20,347)	(15,408)
Collections under stock subscription notes receivable	23	48
Net cash used in investing activities	(20,582)	(15,647)
Cash Flows from Financing Activities:
Proceeds from common stock offering, net of underwriting discounts and commissions and other offering costs	47,151	–
(Repayments) Borrowings under revolving credit facility	(17,441)	21,189
Repayments under fixed line of credit	(345)	(283)
Proceeds from notes payable	6,209	–
Repayment under notes payable	(7,464)	(4,743)
Proceeds from finance leases	4,567	–
Payments on finance leases	(4,053)	(3,309)
Payments for purchase of treasury stock	(10,037)	(3,586)
Repurchases of common stock	(2,084)	–
Proceeds from issuance of common stock	947	777
Net cash provided by financing activities	17,450	10,045
Net increase (decrease) in cash and cash equivalents	2,456	(3,536)
Cash and cash equivalents, beginning of period	20,687	13,282
Cash and cash equivalents, end of period	$23,143	$9,746

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,457	$1,547
Cash paid for income taxes	$1,552	$745
Non-cash investing and financing activities:
Property and equipment acquired under finance lease	$(6,755)	$(4,385)
Note payable converted to common shares	$(2,696)	$–
Issuance of notes payable for acquisitions	$(13,636)	$(7,825)
Issuance of contingent considerations	$(1,504)	$–
Settlement of contingent consideration	$567	$–
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
Common Stock Offering
On April 1, 2024, the Company closed on an offering of common stock in which it issued and sold 1,323,530 shares at an offering price of $34.00 per share, resulting in net proceeds of $42.0 million after deducting underwriting discounts and commissions, but before expenses of the offering.
On April 1, 2024, the underwriters exercised their option to purchase an additional 179,412 shares of the Company’s common stock at an offering price of $34.00 per share, resulting in additional gross proceeds of approximately $6.1 million. After giving effect to this exercise of the overallotment option, the total number of shares sold by the Company in this common stock offering increased to 1,502,942 shares with gross proceeds of approximately $51.1 million. The exercise of the over-allotment option closed on April 1, 2024, at which time the Company received net proceeds of $5.7 million after underwriting discounts and commissions.
Deferred offering costs consist primarily of accounting, legal and other fees related to the common stock offering. Prior to the offering, all deferred costs were capitalized within prepaid and other current assets in the consolidated balance sheet. We capitalized $0.2 million of deferred offering costs within prepaid and other current assets in the consolidated balance sheet as of December 31, 2023. No deferred offering costs were capitalized in the condensed consolidated balance sheet as of June 30, 2024.
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
Long-term contracts typically contain billing terms that provide for invoicing once a month and payment on a net 30-day basis. Exceptions exist to monthly billing are to ensure that the Company performs satisfactorily and do not represent a significant financing component. For example, certain fixed price contracts provide for milestone billings based upon the attainment of specific project objectives to ensure the Company meets its contractual requirements rather than monthly billing. Another example is, contracts that include retentions or holdbacks paid at the end of a project to ensure that Company meets the contract requirements. The Company does not assess whether a contract contains a significant financing component if the Company expects, at contract inception, that the period between payment by the customer and the transfer of promised services to the customer will be less than one year.
As a professional services engineering firm, the Company generally recognizes revenue over time as control transfers to a customer based upon the extent of progress towards satisfaction of the performance obligation.
For services delivered under fixed price contracts, the Company uses the ratio of actual costs incurred to total estimated costs since costs incurred (an input method) represents a reasonable measure of progress towards the satisfaction of a performance obligation in order to estimate the portion of revenue earned. This method faithfully depicts the transfer of value to the customer when the Company is satisfying a performance obligation that entails a number of interrelated tasks or activities for a combined output that requires the Company to coordinate the work of employees and sub-consultants. Contract costs typically include direct labor, subcontract and consultant costs, materials and indirect costs related to contract performance. Changes in estimated costs to complete these obligations result in adjustments to revenue on a cumulative catch-up basis, so that revised estimates are recognized in the current period. Changes in estimates can routinely occur over the contract term for a variety of reasons including, changes in scope, unanticipated costs, delays or favorable or unfavorable progress that differ from original expectations. In situations where the remaining estimated costs to perform exceed the consideration to be received, the Company accrues the entire estimated loss during the period the loss becomes known.
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
Contract related assets and liabilities are classified as current assets and current liabilities. Significant balance sheet accounts related to the revenue cycle are as follows:
Accounts receivables, net:
Accounts receivable, net (contract receivables) includes amounts billed under the contract terms. The amounts are stated at their net realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated number of receivables that will not be collected. The Company considers several factors in its estimated expected credit losses including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of such receivables. No single client accounted for more than 10% of the Company's outstanding receivables at June 30, 2024 and December 31, 2023.
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

Allowance for Doubtful Accounts and Expected Credit Losses
The Company records accounts receivable net of an allowance for doubtful accounts. The allowance is determined based upon management’s review of the estimated collectability of the specific accounts receivable, client type, client credit worthiness, plus a general provision based upon the historical loss experience and existing economic conditions. The Company charges off uncollectible amounts against the allowance for doubtful accounts once management determines the amount, or a portion thereof, to be worthless. Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for expected credit losses. As of June 30, 2024 and December 31, 2023, the balance in the allowance for expected credit losses was $2.6 million and $2.2 million, respectively.
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

The Company can, at times, be subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the six months ended June 30, 2024, or the year ended December 31, 2023. The Company’s customers are located throughout the United States across diverse market sectors. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.
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
As of June 30, 2024 and December 31, 2023:
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
The following is a summary of change in contingent consideration:

(in thousands)	For the Six Months Ended June 30, 2024	For the Year Ended December 31, 2023
Balance at beginning of period	$10,567	$487
Fair value of contingent consideration issuances	1,504	10,379
Change in fair value of contingent consideration	313	(299)
Settlement of contingent consideration	(1,890)	–
Balance at end of period	$10,494	$10,567

The change in fair value consideration is included in Other Expense in the Condensed Consolidated Income Statement.
Income Taxes
The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events recognized in the condensed consolidated financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when the differences settle or become realized. Valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable or recoverable in the future. As of June 30, 2024, no valuation allowances are required, and all deferred tax assets are realizable.
The Company assesses uncertain tax positions to determine whether the position will more likely than not be sustained upon examination by the Internal Revenue Service or other taxing authorities. If the Company cannot reach a more-likely-than-not determination, no benefit is recorded. If the Company determines that the tax position is more likely than not to be sustained, the Company records the largest amount of benefit that is more likely than not to be realized when the tax position is settled. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Beginning January 1, 2022, the Tax Cuts and Jobs Act (TCJA) of 2017 eliminated the option to deduct research and development expenditures in the current year and now requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. During the second quarter of 2024, the Company made a determination to change its accounting method for Section 174 costs, and accordingly, released an uncertain tax position reserve of $47.9 million associated with the previously established position. While this method change is a timing difference between current and deferred taxes, the effect of this release generated an income tax benefit of $4.0 million as a result of a decrease in accrued tax penalties and interest. The Company intends to file a Form 3115 application to effectuate this change in its accounting method.
The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 was 55.1% and (95.0)%, respectively. The change in the Company’s effective tax rate is predominantly due to changes in the estimated annual effective tax rate and certain non-recurring discrete events, as discussed below. The most prominent factors impacting the estimated annual effective tax rate include a decrease in projected R&D credits generated for 2024, a change in the projected limitations of the deductible executive compensation for 2024, and an overall reduction in forecasted income for 2024 relative to 2023. With respect to the projected R&D credit, the Company anticipates the 2024 generated R&D credit to be $3.3 million as of June 30, 2024, as compared to the projected R&D credit to be generated of $3.8 million as of June 30, 2023. Similarly, the Company anticipates the annual projected limitation on the deductibility of executive compensation to be $19.5 million for 2024 as compared to $9.8 million for 2023. These factors as well as the forecasted change in book income predominantly resulted in the change in the estimated annual effective tax rate.
Further, the Company also recognized net discrete benefits of $7.5 million for the six months ended June 30, 2024, as compared to net discrete benefit of $1.6 million for the six months ended June 30, 2023. The net discrete benefits are predominantly the result of a windfall tax benefit for restricted stock awards, penalties and interest recorded for uncertain tax positions, and other non-recurring adjustments. More specifically, the windfall tax adjustment for restricted stock awards recognized at a value higher than the grant date fair value is $4.3 million for the six months ended June 30, 2024, and $2.0 million for the six months ended June 30, 2023. Penalties and interest accrued for uncertain tax positions is $0.7 million for the six months ended June 30, 2024, and $0.2 million for the six months ended June 30, 2023. In addition, there was a one-time $4.0 million decrease in accrued penalties and interest for the reversal of the uncertain tax position for Section 174 costs for the six months ended June 30, 2024, as discussed above. These factors increased the rate by 90.4% for the quarter ended June 30, 2024, and increased the rate by 82.6% for the quarter ended June 30, 2023.
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
3. (Loss) Earnings Per Share and Certain Related Information
Basic (loss) earnings per share is calculated by dividing net (loss) income attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three and six months ended June 30, 2024 and 2023. Diluted (loss) earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the (loss) earnings of the Company. The dilutive effect of options is reflected in diluted (loss) earnings per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee Stock Purchase Plan is reflected in diluted (loss) earnings per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The dilutive effect of convertible debt is reflected in diluted (loss) earnings per share by application of the if-converted method. The Company uses the two-class method to determine (loss) earnings per share.
For calculating basic loss per share, for the three and six months ended June 30, 2024, the weighted average number of shares outstanding exclude 1,331,046 and 1,381,326 non-vested restricted shares and 3,616 and 4,204 unexercised substantive options. The computation of diluted earnings per share for the three and six months ended June 30, 2024 did not assume the effect of restricted shares or substantive options because the effects were antidilutive.
For calculating basic loss per share, for the three and six months ended June 30, 2023, the weighted average number of shares outstanding exclude 1,871,892 and 1,811,416 non-vested restricted shares and 8,566 and 9,125 unexercised substantive options. The computation of diluted earnings per share for the three and six months ended June 30, 2023 did not assume the effect of restricted shares or substantive options because the effects were antidilutive.

The following table represents a reconciliation of the net (loss) income and weighted average shares outstanding for the calculation of basic and diluted (loss) earnings per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss	$(2,082)	$(634)	$(3,640)	$(97)
Earnings allocated to non-vested shares	–	–	–	–
Subtotal	$(2,082)	$(634)	$(3,640)	$(97)
Denominator
Weighted average common shares outstanding	16,301,926	12,276,173	15,064,827	12,022,550
Effect of dilutive nominal options	–	–	–	–
Effect of dilutive contingently earned shares	–	–	–	–
Dilutive average shares outstanding	16,301,926	12,276,173	15,064,827	12,022,550
Basic loss per share	$(0.13)	$(0.05)	$(0.24)	$(0.01)
Dilutive loss per share	$(0.13)	$(0.05)	$(0.24)	$(0.01)

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
During the six months ended June 30, 2024, the Company repurchased 66,893 shares of common stock at an average price per share of $31.15, and had $7.9 million remaining under the 2023 Repurchase Authorization.
4. Acquisitions
Business Combinations
Surdex Corporation
On April 2, 2024, the Company entered into a merger agreement with Surdex Corporation (“Surdex”), a St. Louis-based geospatial and engineering services firm providing low, medium and high-altitude digital orthoimagery, advanced high-resolution LiDAR, intelligent digital mapping, 3D hydrography, and disaster mapping. The Company paid total consideration of $43.3 million, which was comprised of cash, promissory note, common stock and assumed liabilities. The shares are subject to a six-month lock up. The promissory notes bear a simple interest rate fixed at 6.50%, and is payable in equal quarterly payments of principal and interest beginning on July 2024 and ending July 2027. The merger agreement contains a contingent consideration feature which affords the sellers the opportunity to earn additional consideration in the form of the Company's common stock, dependent on the average trading price of the Company's common stock for the 90 trading days post-acquisition. For tax purposes, this transaction is considered a tax-free merger, in which the assets have been recorded at their respective carrying values. As a result, there is no corresponding tax goodwill, and therefore no tax goodwill to be amortized or otherwise deductible.
The following summarizes the preliminary calculations of the fair values of Surdex assets acquired and liabilities assumed as of the acquisition date (in thousands):

(in thousands)	Surdex
Assets:
Accounts receivable, net	$4,052
Contract assets	3,210
Prepaid and other current assets	1,940
Property and equipment, net	15,167
Operating lease, right-of-use assets	1,030
Goodwill	17,461
Other intangible assets	12,810
Total assets acquired:	$55,670
Liabilities:
Accounts payable and accrued liabilities, current portion	$3,083
Contract liabilities	685
Other non-current obligations	11,465
Operating lease obligation, less current portion	1,030
Deferred tax liability	6,987
Total liabilities assumed:	$23,250
Net assets acquired:	$32,420
Cash flow reconciling items:
Issuance of common stock as partial consideration	$(16,536)
Cash paid for acquisitions, net of cash acquired	$15,884
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
The condensed consolidated financial statements of the Company include the results of operations since the date Surdex was acquired. The following table presents the results of operations of Surdex since the date of acquisition for the three and six months ended June 30, 2024 (in thousands):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2024
Gross Contract Revenue [1]	$6,333	$6,333
Pre-tax Net Income[2]	$1,201	$1,201
1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.
2 Pre-tax Net Income excludes corporate overhead allocation.

The following table presents the unaudited pro forma condensed consolidated results of operations for the three and six months ended June 30, 2024 and 2023 assuming that the Surdex acquisition, discussed above, occurred on January 1, 2023. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Gross Contract Revenue [3]	$104,582	$91,215	$205,426	$171,923
Pre-tax Net (Loss) Income	$(2,048)	$1,453	$(4,009)	$1,376

3Gross contract revenue in these pro forma financials does not conform to GAAP as required by ASC 606, Revenue from Contracts with Customers, as it is impracticable to obtain the historical information necessary to apply this accounting standard. The historical estimates required to be able to accurately determine the percent complete accounting on the contracts that comprise the revenue is not available for the required periods.

2024 Acquisitions
During the six months ended June 30, 2024, the Company completed three additional acquisitions in diverse geographic regions and service lines. The Company paid total consideration of $13.9 million through combinations of cash, promissory notes, shares of common stock and assumed liabilities. No cash was acquired with these acquisitions. Shares of common stock issued in connection with the acquisitions are subject to a six-month lock-up. Promissory notes bear a simple interest rate ranging from 5.00% to 6.75% and are payable in quarterly payments of principal and interest beginning May 2024 and ending in April 2027. For tax purposes, dependent on the transaction, the acquisitions were treated either as an asset acquisition, in which case the assets have been stepped up and recorded at their respective fair values, or a tax-free merger, in which case the assets have been recorded at their respective carrying values. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. For asset acquisitions, all the goodwill recognized is expected to be deductible for tax purposes. For two of the acquisitions, the purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration in the form of the Company's common stock, cash and non-negotiable promissory notes, based on certain financial performance thresholds. The final settlement amount will depend on ongoing operations of the acquired company. The payout amounts range between $0 and $1.0 million. See Note 2 Fair Value Measurements for additional information regarding the fair value of contingent consideration.
For the six months ended June 30, 2024, for all of the 2024 acquisitions, the Company recorded measurement period adjustments of $0.6 million increase to goodwill offset by a $0.6 million increase to deferred tax liabilities. The change did not result in a change to operating income.
In connection with all of the 2024 acquisitions, the Company recognized $0.6 million and $1.1 million of acquisition related expenses within Other Income and Expenses in the condensed consolidated statement of income for each of the three and six months ended June 30, 2024, respectively, including legal fees, consulting fees, and other miscellaneous expenses associated with acquisitions.
2023 Acquisitions
During 2023, the Company completed eleven acquisitions in diverse geographic regions and service lines. The Company paid total consideration of $75.7 million through combinations of cash, promissory notes, convertible notes, shares of common stock and assumed liabilities. No cash was acquired with these acquisitions. Shares of common stock are subject to a six-month lock-up. Promissory notes bear a simple interest rate ranging from 5.00% to 11.00% and are payable in quarterly payments of principal and interest beginning February 2023 and ending in December 2026. Convertible notes bear a simple interest rate ranging from 7.00% to 8.00% and are payable in lump sum payments or quarterly payments of principal and interest beginning December 2024 and ending in September 2027; see Note 12 Notes Payable for additional information regarding the convertible notes payable. For tax purposes, dependent on the transaction, the acquisitions were treated either as an asset, stock or a merger. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. Portions of the Goodwill recognized is expected to be deductible for tax purposes. For six of the acquisitions, the purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration in the form of the Company's common stock, cash and non-negotiable promissory notes, based on certain financial performance thresholds. The final settlement amount will depend on ongoing operations of the acquired company. The payout amounts range between $0 and $3.0 million; see Note 2 Fair Value Measurements for additional information regarding the fair value of contingent consideration.
For the six months ended June 30, 2024, for the 2023 acquisitions, the Company recorded measurement period adjustments of $0.4 million increase to goodwill offset by $0.4 million increase to consideration. The change did not result in a change to operating income.
In connection with these acquisitions, the Company recognized $0.2 million and $0.7 million of acquisition related expenses within Other Income and Expenses in the condensed consolidated statement of income for each of the three and six months ended June 30, 2023, respectively, including legal fees, consulting fees, and other miscellaneous expenses associated with acquisitions.
The purchase price allocations at fair value, for the 2023 acquisitions as of December 31, 2023 are presented below:

(in thousands)	2023
Assets:
Accounts receivable, net	$10,112
Contract assets	6,334
Prepaid and other current assets	361
Property and equipment, net	1,952
Operating lease, right-of-use assets	7,078
Goodwill	43,900
Other intangible assets	27,361
Other assets - non-current	44
Total assets acquired:	$97,142
Liabilities:
Accounts payable and accrued liabilities, current portion	$3,228
Contract liabilities	4,891
Other non-current obligations	24,222
Operating lease obligation, less current portion	7,078
Deferred tax liability	5,787
Total liabilities assumed:	$45,206
Net assets acquired:	$51,936
Cash flow reconciling items:
Issuance of common stock as partial consideration	$(26,133)
Cash paid for acquisitions, net of cash acquired	$25,803

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
The following table summarizes the preliminary purchase price allocation at fair value for identifiable intangible assets acquired in 2024 and 2023:

	2024	Weighted-Average Life	2023	Weighted-Average Life
Customer relationships	$14,830	12.94	$20,050	10.45
Contract rights	1,870	0.64	6,980	1.18
Favorable leaseholds	-	n/a	331	7.76
Total	$16,700		$27,361

5. Disaggregation of Revenue and Contract Balances
The Company disaggregates revenues by contract type, see Revenue Recognition in Note 2 for further details. For the three and six months ended June 30, 2024, the Company derived 89.9% and 89.8% of its revenue from contracts classified as lump sum, and 10.1% and 10.2% of its revenue from time and material contracts, respectively. For the three and six months ended June 30, 2023, the Company derived 88.8% and 89.2% of its revenue from contracts classified as lump sum, and 11.2% and 10.8% of its revenue from time and material contracts, respectively. The Company had approximately $273.9 million in remaining performance obligations as of June 30, 2024 of which it expects to recognize approximately 86.3% within the next twelve months and the remaining 13.7% in the next twelve to twenty-four months.
Disaggregated revenues by contract type were as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
Fixed fee	$93,958	89.9%	$73,508	88.8%	$179,082	89.8%	$141,753	89.2%
Time-and-materials	10,543	10.1%	9,247	11.2%	20,327	10.2%	17,102	10.8%
Gross contract revenue	$104,501	100.0%	$82,755	100.0%	$199,409	100.0%	$158,855	100.0%
The Company recognized $0.5 million and $3.1 million of revenue for the three and six months ended June 30, 2024, respectively, which were included in the contract liabilities balance as of December 31, 2023, and $0.2 million and $2.8 million of revenue for the three and six months ended June 30, 2023, respectively, which were included in the contract liabilities balance as of December 31, 2022.
6. Contracts in Progress
The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Costs incurred on uncompleted contracts	$380,668	$359,509
Estimated contract earnings in excess of costs incurred	583,580	541,851
Estimated contract earnings to date	964,248	901,360
Less: billed to date	(929,928)	(875,321)
Net contract assets	$34,320	$26,039

7. Notes Receivable
The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The following is a summary of these notes receivable (in thousands):

	June 30, 2024	December 31, 2023
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 0.0% - 5.5%. The notes receivable mature through January 2026.	$2,264	$2,318
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2025.[1]	903	903
Total:	3,167	3,221
Less: current portion
Officers, employees and affiliates	(1,151)	(1,199)
Noncurrent portion	$2,016	$2,022
1Notes initiated prior to the Company's initial public offering.
Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. During the six months ended June 30, 2024, interest accrued on the notes receivable at the stipulated rates between 0.0% and 5.50%.
8. Property and Equipment, Net
Property and equipment for fixed assets are as follows (in thousands):

	June 30, 2024	December 31, 2023
Computer equipment	$2,743	$2,321
Survey equipment	5,943	5,711
Vehicles	2,364	2,127
Furniture and fixtures	2,547	2,498
Leasehold improvements	9,276	8,870
Software	396	389
Camera Equipment	951	–
Aircraft	7,911	–
Engine & GPS	1,352	–
Fixed assets pending lease financing [1]	989	960
Total:	34,472	22,876
Less: accumulated depreciation	(16,434)	(14,818)
Property and Equipment, net of finance leased assets	$18,038	$8,058
1assets acquired which will be re-financed under the Company's finance lease facilities
Depreciation expense for fixed assets for the three and six months ended June 30, 2024 was $1.1 million and $1.8 million, respectively. Depreciation expense for fixed assets for the three and six months ended June 30, 2023 was $0.7 million and $1.2 million, respectively.

Property and equipment for finance leased assets are as follows (in thousands):

	June 30, 2024	December 31, 2023
Equipment	$30,286	$20,435
Vehicles	9,433	8,540
Total:	39,719	28,975
Less: accumulated amortization on leased assets	(13,121)	(9,432)
Finance Leased Assets, net	$26,598	$19,543
Amortization expense for finance leased assets for the three and six months ended June 30, 2024 was $2.3 million and $4.3 million, respectively. Amortization expense for finance leased assets for the three and six months ended June 30, 2023 was $1.8 million and $3.4 million, respectively.
9. Goodwill
Changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance as of December 31, 2023	$96,393
2024 Acquisitions - additions	26,806
2023 Acquisitions - adjustments	388
Balance as of June 30, 2024	$123,587
There were no impairments of goodwill during the periods presented.
10. Intangible Assets
Total intangible assets consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$58,454	$(8,153)	$50,301	$43,644	$(5,643)	$38,001
Contract rights	16,131	(12,623)	3,508	14,261	(8,036)	6,225
Leasehold	518	(142)	376	518	(105)	413
Domain name	281	–	281	281	–	281
Licensing rights	1,374	–	1,374	1,374	–	1,374
Total	$76,758	$(20,918)	$55,840	$60,078	$(13,784)	$46,294
The domain name and licensing rights acquired for a total of $1.7 million, have indefinite useful lives.
The following table summarizes the weighted average useful lives of intangible assets by asset class used for straight-line expense purposes:

	June 30, 2024	December 31, 2023
Customer relationships	11.34	11.27
Contract rights	1.70	1.84
Leasehold	7.86	7.86

Amortization expense for the three and six months ended June 30, 2024 was $3.8 million and $7.2 million, respectively. Amortization expense for the three and six months ended June 30, 2023 was $2.3 million and $3.7 million, respectively.
Future amortization for the remainder of 2024 and for the succeeding years is as follows (in thousands):

2024	5,753
2025	6,174
2026	5,607
2027	5,434
2028	4,998
Thereafter	26,219
Total	$54,185
11. Revolving Credit Facility and Fixed Credit Facility

On May 2, 2024, the Company and certain of its subsidiaries as guarantors entered into a new credit agreement with lenders, Bank of America N.A., as Administrative Agent, the Swingline Lender and L/C Issuer, and TD Bank, N.A. as syndication agent (the “New Credit Agreement”) for a new $100 million revolving credit facility (the “Revolving Credit Facility 2024”). The Revolving Credit Facility 2024 replaced the Company’s previous $70.0 million revolving credit facility (the "2022 Revolving Credit Facility"), and its non-revolving fixed line of credit ("Fixed Line #2") with Bank of America, N.A. In connection with the New Agreement,, the Company and certain of its subsidiaries entered into a Security and Pledge Agreement dated as May 2, 2024 with Bank of America, N.A., in its capacity as Administrative Agent. Under the New Credit Agreement, the Company is required to comply with certain covenants, including covenants on indebtedness, investments, liens and restricted payments, as well as maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the New Credit Agreement). The Company recorded $0.3 million of deferred financing costs which will be amortized over the term outlined in the New Credit Agreement.
On June 30, 2024, the interest rates on the Revolving Credit Facility 2024 ranged from 7.66% to 9.70%. All outstanding principal on the Revolving Credit Facility 2024 is due on May 2, 2029. As of June 30, 2024, the outstanding balance on the Revolving Credit Facility 2024 was $27.8 million, and there was no outstanding balance as of December 31, 2023.
The Company secures its obligations under the New Credit Agreement with substantially all assets of the Company. Obligations of the Company to certain other shareholders of the Company are subordinated to the Company’s obligations under the New Credit Agreement. The Company must maintain, on a combined basis, certain financial covenants defined in the New Credit Agreement.
Interest expense on the Revolving Credit Facility 2024 totaled $0.3 million during the three and six months ended June 30, 2024. During 2023, there was no interest expense on the Revolving Credit Facility 2024.

On November 11, 2022, the Company and certain of its subsidiaries, as guarantors, entered into an Amended and Restated Credit Agreement with Bank of America, N.A. for the 2022 Revolving Credit Facility, as well as an Amended and Restated Pledge and Security. On August 2, 2023, the Company entered into a First Amendment to the Amended and Restated Credit Agreement whereby the maximum principal amount of the 2022 Revolving Credit Facility was increased to $70 million. As of June 30, 2024, this 2022 Revolving Credit Facility was paid in full, and $0.1 million of deferred financing costs were expensed along with the termination of the Amended and Restated Credit Agreement. On December 31, 2023, there was a balance of $45.3 million outstanding under the 2022 Revolving Credit Facility.
Fixed Line #2 had a maximum advance of $1.0 million, and did not allow for re-borrowings and was included in Notes Payable (see Note 12). Commencing on the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2020, the Company was obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in September 2025. As of June 30, 2024, Fixed Line #2 was paid in full and there was no outstanding balance. As of December 31, 2023, the outstanding balance on Fixed Line #2 was $0.3 million.

Interest expense on the 2022 Revolving Credit Facility and Fixed Line #2 totaled $0.1 million and $1.2 million during the three and six months ended June 30, 2024, respectively. Interest expense on both the 2022 Revolving Credit Facility and Fixed Line #2 totaled $12,000 and $0.2 million during the three and six months ended June 30, 2023, respectively.
12. Notes Payable
Notes payable consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Related parties:
[1]Shareholders and Owners of Acquired Entities - Interest accrues at rates ranging from 3.25% - 11.00% annually. The notes payable mature on various dates through April 2027.	28,811	21,663
Convertible Notes Payable - Interest accrues at rates ranging from 4.75% - 8.00% annually. The convertible notes payable mature on various dates through September 2027.	3,987	6,631
Unrelated third parties:
Note payable for purchase of software and vehicles	10	130
Note payable for purchase of aircraft	5,993	—
Fixed line notes payable - see note 11	—	344
Discounts on notes payable issued as consideration in acquisitions:
[1]Shareholders and Owners of acquired entities	(1,057)	(1,041)
Purchase of aircraft	(34)	—
Total	37,710	27,727
Less: current portion	(15,169)	(13,989)
Noncurrent portion	$22,541	$13,738
1Includes notes payable to all owners irrespective of current relationship with the Company
The Company’s Chairman and Chief Executive Officer guarantees certain of the notes payable, and certain of the notes payable are subordinate to the terms of the Credit Agreement disclosed in Note 11.
Interest expense attributable to the notes payable totaled $0.9 million and $1.5 million for the three and six months ended June 30, 2024, respectively. Interest expense attributable to the notes payable totaled $0.5 million and $0.9 million for the three and six months ended June 30, 2023, respectively.
Future principal payments on notes payable for remainder of 2024 and succeeding years are as follows (in thousands):

2024	$8,540
2025	13,297
2026	8,997
2027	5,957
2028	1,477
2029	533
Total	$38,801

Convertible Notes Payable
In July 2022, the Company issued a $4.0 million 4.75% unsubordinated convertible note with a maturity date in April 2027 as partial consideration for the acquisition of Project Design Consultants, LLC. The convertible note is convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $14.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note is payable in quarterly payments of principal, interest or both beginning in October 2022 and ending in April 2027. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. Elections were made by the holders, and as of June 30, 2024, $2.7 million of the note was converted to 192,004 shares of common stock at $14.00 per share.
In August 2022, the Company issued a $1.1 million 5.50% unsubordinated convertible note with a maturity date in May 2027 as partial consideration for the acquisition of Anchor Consultants, LLC. The convertible note is convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $18.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note has quarterly payments of principal, interest or both beginning in November 2022 and ending in May 2027. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of June 30, 2024, there has been no election by the holders to convert any portions of the convertible note to common stock.
In December 2022, the Company issued a $1.6 million 7.00% unsubordinated convertible note with a maturity date in September 2027 as partial consideration for the acquisition of H2H Geoscience Engineering, PLLC. The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $18.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note has quarterly payments of principal, interest or both beginning in December 2024 and ending in September 2027. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of June 30, 2024, there has been no election by the holders to convert any portions of the convertible note to common stock.
In November 2023, the Company issued a $1.3 million 8.00% unsubordinated convertible note with a maturity date in May 2024 as partial consideration for the acquisition of High Mesa Consulting Group, Inc. (see Note 4 Acquisitions). The convertible note was convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $28.13 per share upon proper notice. Subject to the exercise of the conversion, the convertible note and the accrued interest were payable in May 2024. At any time, upon ten (10) business days’ notice to the Company, the holders may have requested that a prepayment of all or part of the unpaid principal amount and accrued interest be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. As of June 30, 2024, the entire balance of the note was converted into 48,067 shares of common stock at $28.13 per share, and there is no outstanding balance.

13. Pension and Post-retirement Benefit Obligations
The Company sponsors various non-qualified defined benefit pension plans in the U.S. (the "Plan"). Individual benefits under the Plan generally are based on the employee’s years of creditable service and compliance with non-competes. The plan is unfunded and there are no plan assets.
The following table details the components of net periodic benefit costs for the Company's pension plan for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Components of net periodic benefit cost:
Service costs	$10	$53	$20	$64
Interest costs	74	25	138	93
Amortization of net gain	(10)	(10)	(21)	(21)
Net periodic benefit cost	$74	$68	$137	$136
There are no required minimum contributions for the pension plans.
14. Related Party Transactions
The Company leased commercial office space from BCG Chantilly, LLC (BCC), an entity in which Mr. Bowman, Mr. Bruen and Mr. Hickey collectively own a 63.6% interest. As of June 30, 2024 and December 31, 2023 there were no amounts due to or receivables due from BCC. The lease terminated on April 19, 2024. Rent expense for each of the three and six months ended June 30, 2024 was $7,000 and $27,000, respectively. Rent expense for each of the three and six months ended June 30, 2023 was $21,000 and $41,000, respectively.
Bowman Lansdowne Development, LLC (BLD) is an entity in which Mr. Bowman has an ownership interest. On June 30, 2024 and December 31, 2023, the Company’s notes receivable included $0.5 million from BLD, with a maturity date of January 31, 2026.
Lansdowne Development Group, LLC (LDG) is an entity in which BLD has a minority ownership interest. On each of June 30, 2024 and December 31, 2023, our accounts receivable included $0.1 million, due from LDG. On June 30, 2024 and December 31, 2023, notes receivable included $0.4 million and $0.4 million, respectively from LDG, with a maturity date of January 31, 2026.
Bowman Realty Investments 2010, LLC (BR10) is an entity in which Mr. Bowman has an ownership interest. On June 30, 2024 and December 31, 2023, the Company’s notes receivable included $0.2 million, from BR10, with a maturity date of January 31, 2026.
Alwington Farm Developers, LLC (AFD) is an entity in which BR10 has a minority ownership interest. On each of June 30, 2024 and December 31, 2023, notes receivable included $1.2 million, from AFD, with a maturity date of December 31, 2024.
MREC Shenandoah VA, LLC (“MREC Shenandoah”) is an entity in which Lake Frederick Holdings, LLC (“Lake Frederick Holdings”) owns a 92% interest and Shenandoah Station Partners LLC, an entity owned in part by BLD and in part by Bowman Realty Investments 2013 LLC "Bowman Realty" (BR13), owns an 8% interest. Mr. Bowman owns a 100% interest in, and is the manager of, Lake Frederick Holdings. Mr. Bowman is the sole member of Bowman Realty 2013 (BR13). Since 2020, the Company has provided engineering services to MREC Shenandoah in exchange for cash payments. During the six months ended June 30, 2024, the Company invoiced $0.1 million, and received payments of $0.1 million. During the six months ended June 30, 2023, the Company invoiced $0.1 million, and received payments of $0.1 million.

During the six months ended June 30, 2024 and 2023, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $27,000 and $29,000, respectively. These entities were billed $33,000 and $30,000, respectively.
Gregory Bowman, the son of Mr. Bowman, is a full-time employee of the Company. Gregory Bowman was paid $74,000 and $71,000 for the six months ended June 30, 2024 and 2023, respectively.
On June 30, 2024 and December 31, 2023, the Company was due $35,000 and $48,000, respectively, from shareholders under the terms of stock subscription notes receivable.
On June 30, 2024 and December 31, 2023, the Company owed $42,000 and $0.1 million, respectively, to the estate of a retired shareholder and former director in connection with a 2015 acquisition.
In August 2022, the Company agreed to reimburse Mr. Bowman at a fixed hourly rate for the business use of an aircraft owned by Sunrise Asset Management, a company owned 100% by Mr. Bowman. The Company paid $0.3 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively.
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
The following table summarizes the stock issuance activity under the ESPP for the six months ended June 30, 2024 (in thousands, except share data):

June 30, 2024
Total purchase price paid by employees for shares sold	$932

Number of shares sold	32,346
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
For the six months ended June 30, 2024, no new options were granted.

A summary of the status of stock options exercised, including the substantive options discussed in Note 3, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	5,133	$6.02
Granted	–	–
Exercised	(2,508)	5.99
Expired or cancelled	–	–
Outstanding at June 30, 2024	2,625	$6.05
The following summarizes information about options outstanding and exercisable at December 31, 2023 and June 30, 2024:

	Options Outstanding and Exercisable
	Exercise Price	Total Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Total Exercisable
December 31, 2023	$6.28	5,133	5.0	$6.02	5,133
June 30, 2024	$6.28	2,625	5.0	$6.05	2,625
The intrinsic value of these options on June 30, 2024 and December 31, 2023 was $25.51 and $29.24, respectively.
The Company received cash payments of $14,701 from the exercise of options under the Stock Option Plan in the six months ended June 30, 2024.
The Company did not record any compensation costs related to stock options during the three and six months ended June 30, 2024.
As of June 30, 2024, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.
Stock Bonus Plan
Effective May 11, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The Plan is administered by the Board through which they can issue restricted stock awards. As of June 30, 2024, 4,883,271 shares of common stock are authorized and reserved for issuance under the Plan. This reserve automatically increases on each January 1, for the duration of the Plan, in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year. The Plan supersedes and replaces any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.
During the six months ended June 30, 2024, the Board granted 278,217 shares of restricted stock under the Plan. The shares have a vesting period of up to four years during which there are certain restrictions as described in the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the shares on such date, or if there are no sales on such date, on the next preceding day on which there were sales.
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

During the six months ended June 30, 2024 no new restricted stock awards were granted under the Stock Bonus Plan.
The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2024	1,719,619	18.78
Granted	278,217	32.22
Vested	(816,700)	17.24
Cancelled	(27,206)	19.36
Outstanding at June 30, 2024	1,153,930	23.15
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
During the six months ended June 30, 2024, the compensation committee approved the grants of 137,421 performance-based stock units to certain executive officers of the Company under the Officers LTIP. The performance based restricted stock units are subject to a market condition, with a vesting period of 2.91 years. The number of units earned is based on total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the components of a custom peer group during the performance period from February 9, 2024 to December 31, 2026. The performance stock units are valued using a Monte Carlo simulation with model inputs of opening average share value, valuation date stock price, expected volatilities, correlation coefficient, risk-free interest rate, and expected dividend yield for the Company and the custom peer group.
The following table summarizes the activity of performance stock units subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2024	693,139	16.49
Granted	137,421	25.52
Vested	(260,842)	13.81
Cancelled	–	–
Outstanding at June 30, 2024	569,718	19.90
The Company recognizes forfeitures as they occur.
As of June 30, 2024, the Company had 1,153,930 shares underlying unvested stock awards that vest between April 1, 2024 and December 31, 2027.

The future expense of the unvested awards for the remainder of 2024 and succeeding years is as follows (in thousands):

2024	$7,854
2025	11,699
2026	3,647
2027	157
2028 and thereafter	6
Total	$23,363
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
The following tables present our balance sheet information related to leases:

		As of	As of
(Amounts in thousands)	Balance Sheet Classification	June 30, 2024	December 31, 2023
Assets:
Operating lease assets	Operating lease, right-of-use assets	$40,316	$40,743
Finance lease assets	Property and equipment, net	$26,598	$19,543
Total lease assets		$66,914	$60,286
Liabilities:
Current:
Operating lease liabilities	Operating lease obligation, current portion	$(10,059)	$(9,016)
Finance lease liabilities	Finance lease obligation, current portion	$(9,182)	$(6,586)
Total current lease liabilities		$(19,241)	$(15,602)
Non-current:
Operating lease liabilities	Operating lease obligation, less current portion	$(36,332)	$(37,660)
Finance lease liabilities	Finance lease obligation, less current portion	$(19,099)	$(14,408)
Total non-current lease liabilities		$(55,431)	$(52,068)

The following tables present selected financial information:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease cost
Amortization of right-of-use assets	$3,230	$2,711	$6,316	$5,204
Finance lease cost:
Amortization of right-of-use assets	2,323	1,778	4,287	3,448
Interest on lease liabilities	411	367	775	723
Sublease Income	(27)	(22)	(53)	(22)
Total lease cost	$5,937	$4,834	$11,325	$9,353

	Six Months Ended
(Amounts in thousands)	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$6,207	$4,736
Operating cash flows from finance leases	775	722
Financing cash flows from finance leases	4,053	3,285
Right-of-use assets obtained in exchange for new operating leases	4,316	13,255
Right-of-use assets obtained in exchange for new finance leases	10,775	4,377

	As of	As of
	June 30, 2024	December 31, 2023
Weighted average remaining lease term (in years):
Operating leases	4.92	5.28
Finance leases	2.67	2.73
Weighted average discount rates:
Operating leases	6.8%	7.1%
Finance leases	6.9%	7.4%
Future minimum commitments under leases for the succeeding years are as follows (in thousands):

(Amounts in thousands)
Year ending December 31,	Operating Lease	Finance Lease
2024 (six months remaining)	$6,470	$5,436
2025	12,006	10,572
2026	10,396	7,120
2027	8,971	2,915
2028	7,979	412
Thereafter	8,830	–
Total lease payments	$54,652	$26,455
Less: Amounts representing interest	$(8,436)	$(2,981)
Total lease liabilities	$46,216	$23,474
The above table is inclusive of $0.2 million sub-lease income associated with the $46.2 million total liability of operating leases as presented on the condensed consolidated balance sheet.
The above table is exclusive of the $4.8 million purchase price associated with the $23.5 million total liability of finance leases as presented on the condensed consolidated balance sheet.
17. Subsequent Events
Subsequent to June 30, 2024, the Company completed two acquisitions, and paid total consideration of $14.3 million through combinations of cash, promissory notes, shares of common stock and assumed liabilities. No cash was acquired with these acquisitions. Shares of common stock issued in connection with the acquisitions are subject to a six-month lock-up. Promissory notes bear a simple interest rate of 5.00% with payments of principal and interest beginning October 2024 and ending in July 2027.

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
Gross contract revenue for the three months ended June 30, 2024 and 2023 was $104.5 million and $82.8 million, respectively, representing year over year growth of 26.2%. Gross contract revenue derived from our workforce represented 90.0% and 89.2% of gross contract revenue for the three months ended June 30, 2024 and 2023, respectively (see Net service billing – non-GAAP below). Our net loss for the three months ended June 30, 2024 and 2023 was ($2.1) million and ($0.6) million, respectively. Our Adjusted EBITDA for the three months ended June 30, 2024 and 2023 was $13.4 million on net loss of ($2.1) million and $11.1 million on net loss of ($0.6) million, respectively. (see Adjusted EBITDA – non-GAAP below)
Gross contract revenue for the six months ended June 30, 2024 and 2023 was $199.4 million and $158.9 million, respectively, representing year over year growth of 25.5%. Gross contract revenue derived from our workforce represented 90.1% and 89.0% of gross contract revenue for the six months ended June 30, 2024 and 2023, respectively (see Net service billing – non-GAAP below). Our net loss for the six months ended June 30, 2024 and 2023 was ($3.6) million and ($0.1) million, respectively. Our Adjusted EBITDA for the six months ended June 30, 2024 and 2023 was $25.5 million on net loss of ($3.6) million and $20.7 million on net loss of ($0.1) million, respectively. (see Adjusted EBITDA – non-GAAP below)
Subsequent Events
Subsequent to June 30, 2024, the Company completed two acquisitions, and paid total consideration of $14.3 million through combinations of cash, promissory notes, shares of common stock and assumed liabilities. No cash was acquired with these acquisitions. Shares of common stock issued in connection with the acquisitions are subject to a six-month lock-

up. Promissory notes bear a simple interest rate of 5.00% with payments of principal and interest beginning October 2024 and ending in July 2027.
Common Stock Offering
On April 1, 2024, the Company closed on an offering of common stock in which it issued and sold 1,323,530 shares at an offering price of $34.00 per share, resulting in net proceeds of $42.0 million after deducting underwriting discounts and commissions, but before expenses of the offering. On April 1, 2024, the underwriters exercised their option to purchase an additional 179,412 shares of the Company’s common stock at the public offering price, resulting in additional gross proceeds of approximately $6.1 million. After giving effect to this exercise of the overallotment option, the total number of shares sold by the Company in this common stock offering increased to 1,502,942 shares with total gross proceeds of approximately $51.1 million. The exercise of the overallotment option closed on April 1, 2024, at which time the Company received net proceeds of $5.7 million after underwriting discounts and commissions.
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
We enter into contracts that contain two types of pricing characteristics:
Hourly contracts, also referred to as time and materials, are common for professional and technical consulting assignments both short-term and multi-year in duration. Under these types of contracts, there is no predetermined maximum fee and we generally experience no risk associated with cost overruns. For hourly contracts, we negotiate billing rates and charge our customers based upon the actual hours expended toward a deliverable. These contracts may have not-to-exceed parameters requiring us to receive additional authorizations from our customer to continue working, but we likewise do not have to continue working without assurances of payment for such additional work. Hourly assignments represented approximately $10.5 million and $20.3 million or 10% and 10% of our gross contract revenue for each of the three and six months ended June 30, 2024, respectively. For each of the three and six months ended June 30, 2023, hourly assignments represented approximately $9.2 million and $17.1 million or 11% of our gross contract revenue.

Lump sum contracts, also referred to as fixed fee, typically require the performance of some, or all, of the obligations under the contract for a specified amount, subject to price adjustments only if the scope of the project changes or unforeseen requirements arise. Our fixed fee contracts generally include a specific scope of work and defined deliverables. Lump sum contracts can involve both hourly and fixed fee tasks. The majority of our assignments are lump sum in nature representing approximately $94.0 million and $179.1 million or 90% and 90% of our gross contract revenue for the three and six months ended June 30, 2024, respectively. For each of the three and six months ended June 30, 2023, assignments that are lump sum in nature represented approximately $73.5 million and $141.8 million or 89% of our gross contract revenue. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that has no documented customer commitment and is performed at risk.
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
Operating Expense
Operating expenses consist of selling, general and administrative costs, non-cash stock compensation, depreciation and amortization and settlements and other non-core expenses.
Selling, general and administrative expenses represent corporate and other general overhead expenses, salaries and wages not allocated to customer projects including management and administrative personnel costs, incentive compensation, personal leave, office lease and occupancy costs, legal, professional and accounting fees.
Non-cash stock compensation represents the expenses incurred with respect to shares and options issued by the Company, both vested and unvested, to employees as long-term incentives. Non-cash stock compensation cost will be the grant date fair value of the awards, or the Black-Scholes-Merton value of stock options on the grant date, recognized ratably over the vesting period(s) of each award. Future non-cash stock compensation expense for unvested shares is the cumulative total of the unvested portion of all issued and outstanding awards and their individual grant date fair values. Stock awards will continue to be an important part of our long-term retention and rewards philosophy.
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
Net Service Billing
In the normal course of providing services to our customers, we routinely subcontract services and incur direct third-party contract expenses that may or may not be reimbursable and may or may not be billed to customers with mark-up. Gross revenue less revenue derived from pass-through sub-consultant fees and reimbursable expenses represents our net service billing, which is a non-GAAP financial measure, and is the portion of our gross contract revenue attributable to services performed by our employees. Because the ratio of sub-contractor and direct expense costs to gross billing varies between contracts, gross revenue is not necessarily indicative of trends in our business. As a professional services company, we believe that metrics derived from net service billings more accurately demonstrate the productivity and profitability of our workforce than do those derived from gross revenue. Our industry uses the calculation of net service billing to normalize peer performance assessments and provide meaningful insight into trends over time.
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

Results of Operations
Combined results of operations
The following represents our condensed consolidated results of operations for periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Gross contract revenue	$104,501	$82,755	$199,409	$158,855
Contract costs (exclusive of depreciation and amortization)	49,616	41,038	96,514	78,420
Operating expense	56,120	42,833	106,740	80,013
(Loss) income from operations	(1,235)	(1,116)	(3,845)	422
Other expense	2,027	1,143	4,428	2,358
Income tax (benefit)	(1,180)	(1,625)	(4,633)	(1,839)
Net loss	$(2,082)	$(634)	$(3,640)	$(97)
Net margin	(2.0)%	(0.8)%	(1.8)%	(0.1)%
Other financial information [1]
Net service billing	$93,981	$73,792	$179,671	$141,354
Adjusted EBITDA	13,412	11,053	25,541	20,725
Adjusted EBITDA margin, net	14.3%	15.0%	14.2%	14.7%
1Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below.
Three months ended June 30, 2024 as compared to the three months ended June 30, 2023
Gross Contract Revenue
Gross contract revenue for the three months ended June 30, 2024, increased $21.7 million or 26.3% to 104.5 million as compared to $82.8 million for the three months ended June 30, 2023. For the three months ended June 30, 2024, gross contract revenue attributable to work performed by our workforce increased $20.2 million, or 27.4% to $94.0 million or 90.0% of gross contract revenue as compared to $73.8 million or 89.2% for the three months ended June 30, 2023 (see Net service billing – non-GAAP). Of the $21.7 million increase in gross contract revenue during the three months ended June 30, 2024, acquisitions represented $17.5 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic. For each measurement and comparison period, historical balances of acquired and organic revenue bases are adjusted to reflect revenue accordingly.

Changes in gross contract revenue disaggregated between our core and emerging end markets were as follows (in thousands other than percentages):

	For the Three Months Ended June 30,
Consolidated Gross Contract Revenue	2024	%GCR	2023	%GCR	Change	% Change
Building Infrastructure	$55,903	53.5%	$48,616	58.7%	$7,287	15.0%
Transportation	19,233	18.4%	15,870	19.2%	3,363	21.2%
Power & Utilities	19,456	18.6%	15,585	18.8%	3,871	24.8%
Other Emerging Markets [1]	9,909	9.5%	2,684	3.3%	7,225	269.2%
Total:	$104,501	100.0%	$82,755	100.0%	$21,746	26.3%

Organic	$87,072	83.3%	$82,755	100.0%	$4,317	5.2%
Acquired [2]	17,429	16.7%	–	–%	17,429	n/a
Total:	$104,501	100.0%	$82,755	100.0%	$21,746	26.3%
1Represents environmental, mining, water resources and other
2After four quarters post-closing, acquired revenue is reclassified as organic; this results in a change from previously reported numbers.

For the three months ended June 30, 2024, gross contract revenue from our building infrastructure market increased $7.3 million or 15.0% as compared to the three months ended June 30, 2023. Building Infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue is the result of acquisitions. Within the building infrastructure market, 33.2% of gross contract revenue was derived from residential assignments including single family, multi-family and mixed-use housing stock, 45.7% from commercial assignments including retail, hospitality and quick-serve restaurants (QSR), office and industrial, data centers and healthcare, and 21.1% from municipal assignments, including parks and schools. Within residential, 52.2% of gross contract revenue was derived from for-sale homebuilding assignments, 41.4% from residential multi-family and 6.4% from mixed use projects. While the homebuilding market shows signs of rebounding from prior year interest rate impacts, for-sale residential services represented just 9.3% of our total gross contract revenue for the three months ended June 30, 2024. Within commercial, 36.3% of revenue was derived from office and industrial assignments, 40.1% from retail, hospitality, and quick serve restaurants, 13.7% from data centers, and 9.9% from healthcare. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market as we continue to experience strength in markets including data centers, quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.
For the three months ended June 30, 2024, revenue from transportation increased $3.4 million or 21.2% as compared to the three months ended June 30, 2023. The increase was attributable to new contract awards in transportation both from public and private customers along with acquired transportation backlog which we were able to deliver to customers, within transportation, 63.5% of our gross contract revenue was derived directly from public sector customers including state and local departments of transportation ("DOTs"), tollway operators, transit authorities aviation operators and others with the remaining 36.5% derived from private sector customers. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of renewable energy with traditional transmission infrastructure and the continued growth we are projecting in the clean energy transition, we have consolidated renewable energy into the power and utilities category (sometimes referred to herein as the power, utilities and energy market) of our revenue mix and have adjusted historical balances accordingly. For the three months ended June 30, 2024, revenue from power and utilities increased $3.9 million or 24.8% as compared to the three months ended June 30, 2023. The additional increase in gross contract revenue from the power and utilities market is principally attributable to acquisitions and increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, along with additional increases derived from gas pipeline and electric transmission projects nationally. Within the power and utilities market, 73.8% of our gross contract revenue was derived from customers operating traditional power operations and 26.2% was derived from customers focused on renewables, electric vehicle ("EV") infrastructure and energy transition operations. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our other emerging markets consist of mining, water resources, imaging and mapping, environmental consulting, and other natural resources services. Adjusted for the change, for the three months ended June 30, 2024, revenue from emerging markets increased $7.2 million or 269.2% as compared to the three months ended June 30, 2023. This increase is primarily due to the acquisition of Surdex Corporation; see Note 4 - Acquisitions for additional information. Emerging market sectors represent lines of business that have not yet grown to a size whereby we would distinguish them as a separate market. Gross contract revenue within our emerging markets was 51.6% from imaging and mapping activities, 18.7% from mining activities where we have specialized in copper mining, 23.8% from water resources activities, and 5.9% from environmental and other natural resources consulting. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in various emerging market services.
For the three months ended June 30, 2024 and 2023, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 24.6% and 17.1% of our gross contract revenue, respectively. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $8.6 million or 21.0% to $49.6 million for the three months ended June 30, 2024, as compared to $41.0 million for the three months ended June 30, 2023. For the three months ended June 30, 2024 and 2023, total contract costs represented 47.5% and 49.6% of total contract revenue, respectively. For the three months ended June 30, 2024 and 2023 total contract costs represented 52.8% and 55.6% of revenue attributable to our workforce, respectively (see Net Service Billing).
Direct payroll costs increased $7.0 million or 21.8% to $39.1 million for the three months ended June 30, 2024, as compared to $32.1 million for the three months ended June 30, 2023. Direct payroll accounted for 78.8% of total contract costs for the three months ended June 30, 2024, an increase of 0.6 percentage points as compared to 78.2% for the three months ended June 30, 2023.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $5.7 million or 24.4% to $29.1 million for the three months ended June 30, 2024 as compared to $23.4 million for the three months ended June 30, 2023. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the three months ended June 30, 2024 and 2023, direct labor costs represented 27.8% and 28.3% of gross contract revenue, respectively and represented 31.0% and 31.7% of the revenue attributable to our workforce, respectively.
Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $1.4 million or 16.3% to $10.0 million as compared to $8.6 million.
Sub-consultants and other direct expenses increased $1.5 million or 16.7% to $10.5 million for the three months ended June 30, 2024 as compared to $9.0 million for the three months ended June 30, 2023. For the three months ended June 30, 2024 and 2023, sub-consultant and other direct expenses represented 10.0% and 10.8% of gross contract revenue, respectively. This decrease is not indicative of an anticipated long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.
Operating Expense
Total operating expense increased $13.3 million or 31.1% to $56.1 million for the three months ended June 30, 2024 as compared to $42.8 million for the three months ended June 30, 2023.
Selling, general and administrative expenses increased $10.9 million or 28.5% to $49.2 million for the three months ended June 30, 2024, as compared to $38.3 million for the three months ended June 30, 2023. Indirect labor increased $5.5 million or 33.1% to $22.1 million as compared to $16.6 million primarily due to an increase in staffing to accommodate growth. General overhead increased $4.8 million or 38.7% to $17.2 million as compared to $12.4 million due to increased costs associated with the overall growth of the Company. Non-cash stock compensation decreased ($0.8) million or (17.0%) to $3.9 million as compared to $4.7 million.

Depreciation and amortization increased $2.5 million or 53.2% to $7.2 million for the three months ended June 30, 2024 as compared to $4.7 million for the three months ended June 30, 2023. This increase is primarily due to an increase in intangible assets and assets leased under financing arrangements. We continue to increase the use of our finance lease facility as we continue to grow. Intangible assets have increased due to multiple acquisitions. Gains on the sale of certain IT equipment and automobiles remained $0.2 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.
Other (Income) Expense
Other expense increased by $0.9 million to $2.0 million of expense for the three months ended June 30, 2024 as compared to $1.1 million for the three months ended June 30, 2023. This increase is primarily attributable to an increase in interest expense of $0.7 million due to an increase in finance leases and notes payable.
Income Tax Benefit
Income tax benefit for the three months ended June 30, 2024, decreased $0.4 million to a $1.2 million benefit, as compared to $1.6 million benefit for the three months ended June 30, 2023, see note 2, Income Taxes. Our effective tax rate for the three months ended June 30, 2024, is 34.0% as compared to 71.9% for the three months ended June 30, 2023.
During this period, we changed our accounting method for Section 174 costs and accordingly, released an uncertain tax position reserve of $47.9 million, which generated an income tax benefit of $4.0 million. We intend to file a Form 3115 application to effectuate this change in accounting method.
Income (Loss) Before Tax and Net Income (Loss)
Loss before tax increased by $1.0 million for the three months ended June 30, 2024, to ($3.3) million of loss compared to ($2.3) million of loss for the three months ended June 30, 2023. Net loss increased by $1.5 million to ($2.1) million for the three months ended June 30, 2024, as compared to ($0.6) million for the three months ended June 30, 2023.
Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $20.2 million or 27.4% to $94.0 million for the three months ended June 30, 2024, as compared to $73.8 million for the three months ended June 30, 2023. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Three Months Ended June 30,
	2024	2023
Gross contract revenue	$104,501	$82,755
Less: sub-consultants and other direct expenses	10,520	8,963
Net service billing	$93,981	$73,792

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

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $2.4 million or 21.3% to $13.4 million for the three months ended June 30, 2024 as compared to $11.1 million for the three months ended June 30, 2023. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
Net Service Billing	$93,981	$73,792	$20,189	27.4%

Net Loss	$(2,082)	$(634)	$(1,448)	228.4%
+ interest expense	1,775	1,112	663	59.6%
+ depreciation & amortization	7,181	4,719	2,462	52.2%
+ tax (benefit)	(1,180)	(1,625)	445	(27.4)%
EBITDA	$5,694	$3,572	$2,122	59.4%
+ non-cash stock compensation	6,077	6,888	(811)	(11.8)%
+ transaction related expenses	–	123	(123)	(100.0)%
+ settlements and other non-core expenses	414	113	301	266.4%
+ acquisition expenses	1,227	357	870	243.7%
Adjusted EBITDA	$13,412	$11,053	$2,359	21.3%
Adjusted EBITDA margin, net	14.3%	15.0%
For the three months ended June 30, 2024 and 2023, Adjusted EBITDA includes add backs of $6.1 million and $6.9 million, respectively, relating to non-cash stock compensation expenses from restricted stock awards. For the three months ended June 30, 2024 and 2023, Adjusted EBITDA also includes $1.2 million and $0.3 million, respectively, relating to non-reocurring acquisition expenses such as professional fees, fair value adjustments and working capital adjustments.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the three months ended June 30, 2024 and 2023, Adjusted EBITDA Margin, net was 14.3% and 15.0% respectively.
Six months ended June 30, 2024 as compared to the six months ended June 30, 2023
Gross Contract Revenue
Gross contract revenue for the six months ended June 30, 2024, increased $40.5 million or 25.5% to $199.4 million as compared to $158.9 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, gross contract revenue attributable to work performed by our workforce increased $38.3 million, or 27.1% to $179.7 million or 90.1% of gross contract revenue as compared to $141.4 million or 89.0% for the six months ended June 30, 2023 (see Net service billing – non-GAAP). Of the $40.5 million increase in gross contract revenue during the six months ended June 30, 2024, acquisitions represented $26.4 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic. For each measurement and comparison period, historical balances of acquired and organic revenue bases are adjusted to reflect revenue accordingly.

Changes in gross contract revenue disaggregated between our core and emerging end markets were as follows (in thousands other than percentages):

	For the Six Months Ended June 30,
Consolidated Gross Contract Revenue	2024	%GCR	2023	%GCR	Change	% Change
Building Infrastructure	$108,689	54.5%	$92,953	58.5%	$15,736	16.9%
Transportation	37,361	18.7%	31,889	20.1%	5,472	17.2%
Power & Utilities	37,923	19.0%	28,909	18.2%	9,014	31.2%
Other Emerging Markets [1]	15,436	7.8%	5,104	3.2%	10,332	202.4%
Total:	$199,409	100.0%	$158,855	100.0%	$40,554	25.5%

Organic	$172,974	86.7%	$158,855	100.0%	$14,119	8.9%
Acquired [2]	26,435	13.3%	–	–%	26,435	n/a
Total:	$199,409	100.0%	$158,855	100.0%	$40,554	25.5%
1Represents environmental, mining, water resources and other
2After four quarters post-closing, acquired revenue is reclassified as organic; this results in a change from previously reported numbers.

For the six months ended June 30, 2024, gross contract revenue from our building infrastructure market increased $15.7 million or 16.9% as compared to the six months ended June 30, 2023. Building infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue is the result of acquisitions. Within the building infrastructure market, 33.8% of gross contract revenue was derived from residential assignments including single family, multi-family and mixed-use housing stock, 45.7% from commercial assignments including retail, hospitality and quick-serve restaurants (QSR), office and industrial, data centers and healthcare, and 20.5% from municipal assignments including, parks and schools. Within residential, 52.1% of gross contract revenue was derived from for-sale homebuilding assignments, 40.6% from residential multi-family and 7.3% from mixed use projects. While the homebuilding market shows signs of rebounding from prior year interest rate impacts, for-sale residential services represented just 9.6% of our total gross contract revenue for the six months ended June 30, 2024. Within commercial, 35.4% of revenue was derived from office and industrial assignments, 40.2% from retail, hospitality, and quick serve restaurants, 13.8% from data centers, and 10.6% from healthcare. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market as we continue to experience strength in markets including data centers, quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.
For the six months ended June 30, 2024, revenue from transportation increased $5.5 million or 17.2% as compared to the six months ended June 30, 2023. The increase was attributable to new contract awards in transportation both from public and private customers along with acquired transportation backlog which we were able to deliver to customers, within transportation, 61.9% of our gross contract revenue was derived directly from public sector customers including state and local departments of transportation ("DOTs"), tollway operators, transit authorities, aviation operators and others with the remaining 38.1% derived from private sector customers. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of renewable energy with traditional transmission infrastructure and the continued growth we are projecting in the clean energy transition, we have consolidated renewable energy into the power and utilities category (sometimes referred to herein as the power, utilities and energy market) of our revenue mix and have adjusted historical balances accordingly. For the six months ended June 30, 2024, revenue from power and utilities increased $9.0 million or 31.2% as compared to the six months ended June 30, 2023. The additional increase in gross contract revenue from the power and utilities market is principally attributable to acquisitions and increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, and to increases derived from gas pipeline and electric transmission projects nationally. Within the power and utilities market, 77.7% of our gross contract revenue was derived from customers operating traditional power operations and 22.3% was derived from customers focused on renewables, electric vehicle ("EV") infrastructure and energy transition operations. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our other emerging markets consist of mining, water resources, imaging and mapping, environmental consulting, and other natural resources services. Adjusted for the change, for the six months ended June 30, 2024, revenue from emerging markets increased $10.3 million or 202.4% as compared to the six months ended June 30, 2023. This increase is primarily due to the acquisition of Surdex Corporation; see Note 4 - Acquisitions for additional information. Emerging market sectors represent lines of business that have not yet grown to a size whereby we would distinguish them as a separate market. Gross contract revenue within our emerging markets was 33.2% from imaging and mapping activities, 26.6% from mining activities where we have specialized in copper mining, 30.1% from water resources activities, and 10.1% from environmental and other natural resources consulting. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in various emerging market services.
For the six months ended June 30, 2024 and 2023, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 22.3% and 20.5% of our gross contract revenue, respectively. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $18.1 million or 23.1% to $96.5 million for the six months ended June 30, 2024, as compared to $78.4 million for the six months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, total contract costs represented 48.4% and 49.3% of total contract revenue, respectively. For the six months ended June 30, 2024 and 2023 total contract costs represented 53.7% and 55.4% of revenue attributable to our workforce, respectively (see Net Service Billing).
Direct payroll costs increased $15.9 million or 26.1% to $76.8 million for the six months ended June 30, 2024, as compared to $60.9 million for the six months ended June 30, 2023. Direct payroll accounted for 79.6% of total contract costs for the six months ended June 30, 2024, an increase of 1.9 percentage points as compared to 77.7% for the six months ended June 30, 2023.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $11.6 million or 25.6% to $56.9 million for the six months ended June 30, 2024 as compared to $45.3 million for the six months ended June 30, 2023. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the six months ended June 30, 2024 and 2023, direct labor costs represented 28.5% and 28.5% of gross contract revenue, respectively and represented 31.7% and 32.0% of the revenue attributable to our workforce, respectively.
Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $4.3 million or 27.6% to $19.9 million as compared to $15.6 million. This increase includes a $1.6 million increase in non-cash stock compensation as several new stock awards were granted to Company leadership as well as employees in connection with acquisitions. Also, stock compensation has become a larger part of our employee incentive plans.
Sub-consultants and other direct expenses increased $2.2 million or 12.6% to $19.7 million for the six months ended June 30, 2024 as compared to $17.5 million for the six months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, sub-consultant and other direct expenses represented 9.9% and 11.0% of gross contract revenue, respectively. This decrease is not indicative of an anticipated long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.
Operating Expense
Total operating expense increased $26.7 million or 33.4% to $106.7 million for the six months ended June 30, 2024 as compared to $80.0 million for the six months ended June 30, 2023.
Selling, general and administrative expenses increased $21.9 million or 30.4% to $93.9 million for the six months ended June 30, 2024, as compared to $72.0 million for the six months ended June 30, 2023. Indirect labor increased $10.3 million or 32.7% to $41.8 million as compared to $31.5 million primarily due to an increase in staffing to accommodate growth. General overhead increased $8.2 million or 34.6% to $31.9 million as compared to $23.7 million due to increased costs associated with the overall growth of the Company. Non-cash stock compensation increased $1.2 million or 15.2% to $9.1 million as compared to $7.9 million as several new stock awards were granted to Company leadership as well as employees in connection with acquisitions. Also, stock compensation has become a larger part of our employee incentive plans.
Depreciation and amortization increased $4.9 million or 59.0% to $13.2 million for the six months ended June 30, 2024 as compared to $8.3 million for the six months ended June 30, 2023. This increase is primarily due to an increase in intangible assets and assets leased under financing arrangements. We continue to increase the use of our finance lease facility as we continue to grow. Intangible assets have increased due to multiple acquisitions. Gains on the sale of certain IT equipment and automobiles increased $0.1 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.
Other (Income) Expense
Other expense increased by $2.0 million to $4.4 million of expense for the six months ended June 30, 2024 as compared to $2.4 million for the six months ended June 30, 2023. This increase is primarily attributable to an increase in interest expense of $1.9 million due to an increase in finance leases and notes payable.
Income Tax Benefit
Income tax benefit for the six months ended June 30, 2024, increased $2.8 million to a $4.6 million benefit, as compared to $1.8 million benefit for the six months ended June 30, 2023, see note 2, Income Taxes. Our effective tax rate for the six months ended June 30, 2024, is 55.1% as compared to (95.0%) for the six months ended June 30, 2023.
During this period, we changed our accounting method for Section 174 costs and accordingly, released an uncertain tax position reserve of $47.9 million, which generated an income tax benefit of $4.0 million. We intend to file a Form 3115 application to effectuate this change in accounting method.
Income (Loss) Before Tax and Net Income (Loss)
Loss before tax increased by $6.4 million for the six months ended June 30, 2024, to ($8.3) million of loss compared to ($1.9) million of loss for the six months ended June 30, 2023. Net loss increased by $3.5 million to ($3.6) million for the six months ended June 30, 2024, as compared to ($0.1) million of loss for the six months ended June 30, 2023.
Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $38.3 million or 27.1% to $179.7 million for the six months ended June 30, 2024, as compared to $141.4 million for the six months ended June 30, 2023. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Gross contract revenue	$199,409	$158,855
Less: sub-consultants and other direct expenses	19,738	17,501
Net service billing	$179,671	$141,354

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

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $4.8 million or 23.2% to $25.5 million for the six months ended June 30, 2024 as compared to $20.7 million for the six months ended June 30, 2023. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net Service Billing	$179,671	$141,354	$38,317	27.1%

Net Loss	$(3,640)	$(97)	$(3,543)	3652.6%
+ interest expense	3,906	2,007	1,899	94.6%
+ depreciation & amortization	13,177	8,285	4,892	59.0%
+ tax (benefit)	(4,633)	(1,839)	(2,794)	151.9%
EBITDA	$8,810	$8,356	$454	5.4%
+ non-cash stock compensation	13,938	11,322	2,616	23.1%
'+ transaction related expenses	—	123	(123)	(100.0)%
+ settlements and other non-core expenses	813	113	700	619.5%
+ acquisition expenses	1,980	811	1,169	144.1%
Adjusted EBITDA	$25,541	$20,725	$4,816	23.2%
Adjusted EBITDA margin, net	14.2%	14.7%
For the six months ended June 30, 2024 and 2023, Adjusted EBITDA includes add backs of $13.9 million and $11.3 million, respectively, relating to non-cash stock compensation expenses from restricted stock awards. For the six months ended June 30, 2024 and 2023, Adjusted EBITDA also includes $2.0 million and $0.8 million, respectively, relating to non-reocurring acquisition expenses such as professional fees, fair value adjustments and working capital adjustments.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the six months ended June 30, 2024 and 2023, Adjusted EBITDA Margin, net was 14.2% and 14.7% respectively.

Backlog (other key performance metrics)
Our backlog increased $45.7 million or 14.9% to $351.4 million during the six months ended June 30, 2024, as compared to $305.7 million at December 31, 2023. At June 30, 2024 and December 31, 2023 our backlog was comprised as follows:

	June 30, 2024	December 31, 2023
Building Infrastructure	48%	55%
Transportation	27%	24%
Power & Utilities	16%	17%
Other Emerging Markets	9%	4%
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our Revolving Credit Facility (as defined below), lease financing, proceeds from stock sales and other structured debt securities. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, acquisitions, and acquisition related payments. On June 30, 2024, we maintained a $100.0 million Revolving Credit Facility with Bank of America N.A., our primary lender. See -"Credit Facilities and Other Financing" below for more information on our Revolving Credit Facility. Under the terms of our Revolving Credit Facility, available cash in our primary operating account sweeps against the outstanding balance every evening. Our cash on hand therefore generally consisted of petty cash and other non-operating funds not included in the nightly sweep. Cash on hand included the cash we kept in short-term investment accounts along with deposits and payments in transit in our operating sweep account. Our cash on hand increased by $2.5 million on June 30, 2024 as compared to December 31, 2023.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flows (amounts in thousands)	2024	2023
Net cash provided by operating activities	$5,588	$2,066
Net cash used in investing activities	(20,582)	(15,647)
Net cash provided by financing activities	17,450	10,045
Change in cash, cash equivalents and restricted cash	2,456	(3,536)
Cash and cash equivalents, end of period	23,143	9,746
Operating Activities
During the six months ended June 30, 2024, net cash provided by operating activities was $5.6 million, which primarily consisted of ($3.6) million net loss, adjusted for stock-based compensation expense of $13.9 million, depreciation and amortization expense of $13.2 million, and deferred taxes of $5.3 million, offset by a net cash outflow of ($23.8) million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $6.1 million increase in accounts receivable resulting from a combination of acquired accounts receivable from acquisitions and an increased billing to our clients, a $6.2 million increase in contract assets and liabilities, and a $15.6 million increase in accounts payable and accrued expenses partially offset by a $4.1 million increase in prepaid expenses and other assets.

During the six months ended June 30, 2023, net cash provided by operating activities was $2.1 million, which primarily consisted of our $0.1 million net loss, adjusted for stock-based compensation expense of $11.2 million, depreciation and amortization expense of $8.3 million, and deferred taxes of ($7.3) million, offset by a net cash outflow of ($10.2) million from changes in operating assets and liabilities. Cash provided by operating activities before changes in operating assets and liabilities was $12.4 million. The net outflow from changes in operating assets and liabilities was primarily due to a $10.9 million increase in accounts receivable resulting from increased billing to our clients, and a $4.2 million increase in prepaid expenses and other assets, and $4.7 million increase in contract assets and liabilities partially offset by a $9.5 million decrease in accounts payable and accrued expenses.

Investing Activities
Net cash used in investing activities increased by $5.0 million to $20.6 million for the six months ended June 30, 2024 as compared to $15.6 million for the six months ended June 30, 2023. The increase in net cash used for investing is primarily attributable to acquisitions that occurred in the first two quarters of 2024.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2024 was $17.5 million compared to $10.0 million for the six months ended June 30, 2023, an increase of $7.5 million. The increase in net cash used in financing is primarily attributable to the net proceeds of $47.2 million from the common stock offering offset by the $17.4 million used for repayment of the revolving line of credit and the $10.0 million used to purchase treasury shares.
Credit Facilities and Other Financing

On May 2, 2024 the Company and certain of its subsidiaries as guarantors entered into a new credit agreement with lenders, Bank of America N.A, as Administrative Agent, the Swingline Lender and L/C Issuer, and TD Bank, N.A. as syndication agent (the “New Credit Agreement”) which provides for a new $100 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility replaced the Company’s previous $70.0 million revolving credit facility (the "2022 Revolving Credit Facility"), and its non-revolving fixed line of credit ("Fixed Line #2") with Bank of America, N.A. In addition, the Company and certain of its subsidiaries entered into a Security and Pledge Agreement, dated as of May 2, 2024, with Bank of America, N.A., in its capacity as Administrative Agent. The New Credit Agreement is secured by all the assets of the Company and the subsidiary guarantors.
Under the New Credit Agreement, the Company is required to comply with certain covenants, including covenants on indebtedness, investments, liens and restricted payments, as well as maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the New Credit Agreement). At June 30, 2024, we were in compliance with all covenants.
All outstanding principal on the Revolving Credit Facility is due on May 2, 2029. On June 30, 2024, the interest rates on the Revolving Credit Facility ranged from 7.66% to 9.70%. As of June 30, 2024, the outstanding balance on the Revolving Credit Facility was $27.8 million.
We utilize master lease facilities primarily with Honour Capital LLC (“Honour”) and Enterprise Leasing (“Enterprise”). The Honour Capital lease facility finances our acquisition of IT infrastructure, geospatial and survey equipment, aircraft cameras and related equipment, furniture and other long-lived assets. On May 3, 2024, the Company’s wholly owned subsidiary, Surdex Corporation, entered into an Aircraft Loan and Security Agreement, Promissory Note and related transaction documents, with Wingspire Finance LLC pursuant to which Surdex borrowed approximately $6.3 million secured by a pledge of its aircraft, aircraft engines and other equipment. The Company guaranteed the obligations of Surdex under the financing agreements.
The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. At June 30, 2024, we maintained a fleet of approximately 500 vehicles. All our leasing facilities allow for both operating and finance leasing. We allocate finance lease payments between amortization and interest. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $0.9 million per month. We utilize a third party valuation specialist to formulate the incremental borrowing rates for the Company, to calculate the present value on new leases.
We regularly evaluate our options with respect to capital and our requirements for operations and growth. We do not limit our consideration to traditional bank financing, but rather include other structured debt and equity as option for additional capital.
For more information about our credit facilities, see Note 11 – Revolving Credit Facility and Fixed Credit Facilities.
Registration Statement
We have filed with the Securities and Exchange Commission (the “SEC”) a shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which enables us to issue shares of our common stock and preferred stock, warrants and rights to purchase any of such securities and/or debt securities, either individually or in units, in one or more offerings. We will file a prospectus supplement containing the amount and type of securities each time we issue securities under our Shelf Registration Statement. On April 1, 2024, we sold 1,502,942 shares of common stock for gross proceeds of approximately $51.1 million pursuant to the Shelf Registration Statement, as supplemented by the prospectus supplement dated March 26, 2024. The selling stockholders in the Offering sold an aggregate of 188,234 shares of common stock. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders in the Offering See “Overview” above for more details.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes issued as partial consideration for acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the New Credit Agreement under which rates are tied to Term SOFR (Secured Overnight Financing Rate), plus an applicable rate which varies between 2.10% and 2.60% based on our ratio of Funded Debt to EBITDA (as each is defined in the New Credit Agreement). As of June 30, 2024, there was $27.8 million outstanding on the Credit Agreement. A one percentage point change in the assumed interest rate of the New Credit Agreement would change our annual interest expense by approximately $0.3 million in 2024.
Our finance lease obligations with Honour and Enterprise were $28.3 million as of June 30, 2024. These finance lease obligations bear interest at a fixed rate. Accordingly, there is no exposure to market risk related to these obligations.

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

On February 2, 2024, we issued 47,477 shares of common stock as $32.04 per share as partial consideration for our acquisition of Trudell Consulting Engineers.

On February 16, 2024, we issued 57,594 shares of common stock at $36.19 per share as partial consideration for our acquisition of Speece Lewis Engineers.

On April 2, 2024, we issued 505,541 shares of common stock at $32.71 per share as partial consideration for our acquisition of Surdex Corporation.

On April 15, 2024, we issued 64,259 shares of common stock at $30.67 per share as partial consideration for our acquisition of Moore Engineers.

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
Issuer Purchase of Equity Securities
The following table summarizes the purchases of our common stock made by us during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/24 - 4/30/24	7,168	30.67	-	-
5/1/24 - 5/31/24	134,507	30.45	7,619	9,756,974
6/1/24 - 6/30/24	-	31.05	59,274	7,916,310
(1) This column reflects shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2) On November 17, 2023, our board of directors authorized a new $10 million share repurchase program under which the Company may repurchase up to $10 million of our common stock (the "2023 Repurchase Authorization"). The 2023 Repurchase Authorization is effective from November 17, 2023, through November 16, 2024. The execution of the repurchase program is expected to be consistent with the Company’s strategic initiatives which prioritize investments in organic and acquisitive growth. The timing and amount of any share repurchases will be determined by management at its discretion based on several factors including share price, market conditions and capital allocation priorities. Shares may be repurchased from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The share repurchase program does not obligate Bowman to acquire a specific number of shares of common stock and may be suspended, modified, or discontinued at any time without notice. As of June 30, 2024, we have repurchased 66,893 shares of our common stock under the 2023 Repurchase Authorization.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.
During the quarter ended June 30, 2024, the following director and officers of the Company each adopted a trading arrangement for the sale of securities of the Company’s common stock (each, a “10b5-1 Plan”) that is intended to satisfy the affirmative defense conditions of the Securities Exchange Rule Act 10b5-1(c):
1. On May 13, 2024, Patricia Mulroy, a Director of the Company, adopted a 10b5-1 Plan that provides for the sale of up to 1,400 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from August 12, 2024 through September 2024. Ms. Mulroy’s prior 10b5-1 Plan expired by its terms in August 2023.
2. On May 15, 2024, Stephen Riddick, a Director of the Company, adopted a 10b5-1 Plan that provides for the sale of up to 6,600 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from August 14, 2024 through August 2025.
3. On May 17, 2024, Robert A. Hickey, the Company’s Chief Legal Officer and Secretary, adopted a 10b5-1 Plan that provides for the sale of up to 45,000 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from August 19, 2024 through July 2025. Mr. Hickey’s prior 10b5-1 Plan expired by its terms in May 2024.
4. On May 28, 2024, Michael Bruen, the Company’s President and Director, adopted a 10b5-1 Plan that provides for (i) the sale of up to 25,000 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan and (ii) a gift of 7,500 shares of the Company's common stock pursuant to the terms of the 10b5-1 Plan, in each case from September 2024 through February 2025. Mr. Bruen’s prior 10b5-1 Plan expires by its terms in August 2024.
5. On June 12, 2024, Bruce Labovitz, the Company’s Chief Financial Officer, adopted a 10b5-1 Plan that provides for the sale of up to 30,000 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan pursuant to the terms of the 10b5-1 Plan from September 16, 2024 through April 2025. Mr. Labovitz’s prior 10b5-1 Plan expired by its terms in April 2024.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
Rider 1

10.18
Credit Agreement dated as of May 2, 2024 among Bowman Consulting Group Ltd. as Borrower, Certain Subsidiaries of Borrower as Guarantors, Bank of America, N.A. as Administrative Agent, as Swingline Lender and an L/C Issuer and TD Bank, N.A. as Syndication Agent (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371), filed with the SEC on May 7, 2024).

10.19
Security and Pledge Agreement entered into as of May 2, 2024 among Bowman Consulting Group Ltd., the Guarantors named therein and Bank of America, N.A. in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371), filed with the SEC on May 7, 2024).

10.20†
Employment Agreement, dated July 8, 2024, between Bowman Consulting Group Ltd. and Bruce Labovitz (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371), filed with the SEC on July 10, 2024).

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
†    This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWMAN CONSULTING GROUP LTD.

Date: August 7, 2024	By:	/s/ Gary Bowman
Gary Bowman
President, CEO and Chairman (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Bruce Labovitz
Bruce Labovitz
Chief Financial Officer (Principal Financial Officer)