Form 10-Q
period 2024-09-30
Bowman Consulting Group Ltd.
filed 2024-11-07
CIK 1847590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of November 7, 2024, the registrant had 17,529,821 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$11,660	$20,687
Accounts receivable, net	105,406	87,565
Contract assets	43,838	33,520
Notes receivable - officers, employees, affiliates, current portion	1,146	1,199
Prepaid and other current assets	10,869	11,806
Total current assets	172,919	154,777
Non-Current Assets
Property and equipment, net	43,983	27,601
Operating lease, right-of-use assets	41,271	40,743
Goodwill	134,084	96,393
Notes receivable	903	903
Notes receivable - officers, employees, affiliates, less current portion	1,110	1,119
Other intangible assets, net	59,524	46,294
Deferred tax asset, net	41,682	33,780
Other assets	1,481	1,175
Total Assets	$496,957	$402,785
LIABILITIES AND EQUITY
Current Liabilities
Revolving credit facility	$32,332	$45,290
Accounts payable and accrued liabilities	43,983	44,394
Contract liabilities	8,905	7,481
Notes payable, current portion	15,134	13,989
Operating lease obligation, current portion	10,635	9,016
Finance lease obligation, current portion	9,817	6,586
Total current liabilities	120,806	126,756
Non-Current Liabilities
Other non-current obligations	51,971	42,288
Notes payable, less current portion	20,251	13,738
Operating lease obligation, less current portion	36,681	37,660
Finance lease obligation, less current portion	18,829	14,408
Pension and post-retirement obligation, less current portion	5,213	4,654
Total liabilities	$253,751	$239,504
Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023.	$–	$–
Common stock, $0.01 par value; 30,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 21,242,813 shares issued and 17,738,740 outstanding, and 17,694,495 shares issued and 15,094,278 outstanding as of September 30, 2024 and December 31, 2023, respectively	212	177
Additional paid-in-capital	323,255	215,420
Accumulated other comprehensive income	559	590
Treasury stock, at cost; 3,504,073 and 2,600,217, respectively	(51,489)	(26,410)
Stock subscription notes receivable	(42)	(76)
Accumulated deficit	(29,289)	(26,420)
Total shareholders' equity	$243,206	$163,281
TOTAL LIABILITIES AND EQUITY	$496,957	$402,785
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Gross Contract Revenue	$113,932	$94,434	$313,341	$253,290
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	41,713	33,383	118,471	94,287
Sub-consultants and expenses	12,569	12,310	32,308	29,811
Total contract costs	54,282	45,693	150,779	124,098
Operating Expenses:
Selling, general and administrative	51,903	41,735	145,795	113,717
Depreciation and amortization	7,395	4,500	20,572	12,785
(Gain) on sale	(81)	(110)	(393)	(347)
Total operating expenses	59,217	46,125	165,974	126,155
Income (loss) from operations	433	2,616	(3,412)	3,037
Other expense	1,572	1,495	6,000	3,852
(Loss) income before tax benefit	(1,139)	1,121	(9,412)	(815)
Income tax (benefit)	(1,910)	(62)	(6,543)	(1,901)
Net income (loss)	$771	$1,183	$(2,869)	$1,086
Earnings allocated to non-vested shares	$53	$146	$–	$140
Net income (loss) attributable to common shareholders	$718	$1,037	$(2,869)	$946
Earnings (loss) per share
Basic	$0.04	$0.08	$(0.18)	$0.08
Diluted	$0.04	$0.08	$(0.18)	$0.07
Weighted average shares outstanding:
Basic	16,537,472	12,814,971	15,559,279	12,304,751
Diluted	16,835,337	13,793,120	15,559,279	13,437,841
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$771	$1,183	$(2,869)	$1,086
Other comprehensive loss
Pension and post-retirement adjustments	(10)	(11)	(31)	(32)
Other comprehensive loss	(10)	(11)	(31)	(32)
Income tax provision related to items of other comprehensive loss	–	–	–	–
Other comprehensive loss, net of tax	(10)	(11)	(31)	(32)
Comprehensive income (loss), net of tax	$761	1,172	$(2,900)	1,054
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended September 30, 2024 and 2023
(Amounts in thousands except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2023	17,130,179	$171	$189,351	(2,529,886)	$(24,417)	$557	$(125)	$(19,893)	$145,644
Issuance of new common shares	–	–	7	–	–	–	–	–	7
Purchase of treasury stock	–	–	–	(300)	(8)	–	–	–	(8)
Issuance of new common shares under stock compensation plan	25,849	–	–	–	–	–	–	–	–
Cancellation of shares under stock compensation plan	(31,632)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	16,391	–	393	–	–	–	–	–	393
Stock based compensation	–	–	6,645	–	–	–	–	–	6,645
Collection on stock subscription notes receivable	–	–	–	–	–	–	13	–	13
Exercises of conversion feature of convertible note	24,001	–	335	–	–	–	–	–	335
Other comprehensive loss, net of tax	–	–	–	–	–	(11)	–	–	(11)
Net income	–	–	–	–	–	–	–	1,183	1,183
Balance at September 30, 2023	17,164,788	$171	$196,731	(2,530,186)	$(24,425)	$546	$(112)	$(18,710)	$154,201

Balance at June 30, 2024	20,570,916	$206	$303,453	(2,971,867)	$(38,531)	$569	$(53)	$(30,060)	$235,584
Issuance of new common shares	400,738	4	12,841	–	–	–	–	–	12,845
Purchase of treasury stock	–	–	–	(35,578)	(1,093)	–	–	–	(1,093)
Issuance of new common shares under stock compensation plan	211,528	2	(2)	–	–	–	–	–	–
Cancellation of common shares under stock compensation plan	(5,285)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	24,399	–	499	–	–	–	–	–	499
Stock based compensation	–	–	5,793	–	–	–	–	–	5,793
Collections on stock subscription notes receivable	–	–	–	–	–	–	11	–	11
Exercises of conversion feature of convertible note	40,517	–	671	–	–	–	–	–	671
Other comprehensive loss, net of tax	–	–	–	–	–	(10)	–	–	(10)
Repurchases of common stock	–	–	–	(496,628)	(11,865)	–	–	–	(11,865)
Net income	–	–	–	–	–	–	–	771	771
Balance at September 30, 2024	21,242,813	$212	$323,255	(3,504,073)	$(51,489)	$559	$(42)	$(29,289)	$243,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2024 and 2023
(Amounts in thousands except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2023	15,949,805	$159	$162,922	(2,393,255)	$(20,831)	$578	$(173)	$(19,796)	$122,859
Issuance of new common shares	504,637	5	14,878	–	–	–	–	–	14,883
Purchase of treasury stock	–	–	–	(136,931)	(3,594)	–	–	–	(3,594)
Issuance of new common shares under stock compensation plan	646,488	6	(6)	–	–	–	–	–	–
Cancellation of shares under stock compensation plan	(31,632)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	47,488	–	1,155	–	–	–	–	–	1,155
Stock based compensation	–	–	17,111	–	–	–	–	–	17,111
Collection on stock subscription notes receivable	–	–	–	–	–	–	61	–	61
Exercises of conversion feature of convertible note	48,002	1	671	–	–	–	–	–	672
Other comprehensive loss, net of tax	–	–	–	–	–	(32)	–	–	(32)
Net income	–	–	–	–	–	–	–	1,086	1,086
Balance at September 30, 2023	17,164,788	$171	$196,731	(2,530,186)	$(24,425)	$546	$(112)	$(18,710)	$154,201

Balance at January 1, 2024	17,694,495	$177	$215,420	(2,600,217)	$(26,410)	$590	$(76)	$(26,420)	$163,281
Issuance of new common shares in common stock offering	1,502,942	15	47,136	–	–	–	–	–	47,151
Issuance of new common shares	1,078,465	11	35,337	–	–	–	–	–	35,348
Purchase of treasury stock	–	–	–	(340,335)	(11,130)	–	–	–	(11,130)
Issuance of new common shares under stock compensation plan	750,587	7	(8)	–	–	–	–	–	(1)
Cancellation of common shares under stock compensation plan	(32,491)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	56,745	–	1,431	–	–	–	–	–	1,431
Stock based compensation	–	–	20,573	–	–	–	–	–	20,573
Collections on stock subscription notes receivable	–	–	–	–	–	–	34	–	34
Exercises of conversion feature of convertible note	192,070	2	3,366	–	–	–	–	–	3,368
Other comprehensive loss, net of tax	–	–	–	–	–	(31)	–	–	(31)
Repurchases of common stock	–	–	–	(563,521)	(13,949)	–	–	–	(13,949)
Net loss	–	–	–	–	–	–	–	(2,869)	(2,869)
Balance at September 30, 2024	21,242,813	$212	$323,255	(3,504,073)	$(51,489)	$559	$(42)	$(29,289)	$243,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(2,869)	$1,086
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization - property, plant and equipment	9,722	7,172
Amortization of intangible assets	10,850	5,613
Gain on sale of assets	(393)	(347)
Credit losses	1,043	630
Stock based compensation	20,272	18,280
Accretion of discounts on notes payable	486	459
Deferred taxes	(18,351)	(11,134)
Changes in operating assets and liabilities, net of acquisition of businesses
Accounts receivable	(10,830)	(14,581)
Contract assets	(5,229)	(8,118)
Prepaid expenses and other assets	2,909	(4,370)
Accounts payable and accrued expenses	6,438	19,752
Contract liabilities	(1,666)	(2,171)
Net cash provided by operating activities	12,382	12,271
Cash Flows from Investing Activities:
Purchases of property and equipment	(819)	(2,081)
Fixed assets converted to lease financing	17	–
Proceeds from sale of assets and disposal of leases	399	347
Payments received under loans to shareholders	61	115
Acquisitions of businesses, net of cash acquired	(23,327)	(15,442)
Collections under stock subscription notes receivable	33	62
Net cash used in investing activities	(23,636)	(16,999)
Cash Flows from Financing Activities:
Proceeds from common stock offering, net of underwriting discounts and commissions and other offering costs	47,151	–
(Repayments) Borrowings under revolving credit facility	(12,958)	22,379
Repayments under fixed line of credit	(345)	(381)
Proceeds from notes payable	6,209	–
Repayment under notes payable	(10,951)	(8,715)
Proceeds from finance leases	4,567	–
Payments on finance leases	(6,462)	(4,989)
Payment of contingent consideration from acquisitions	(1,357)	–
Payments for purchase of treasury stock	(11,130)	(3,594)
Repurchases of common stock	(13,950)	–
Proceeds from issuance of common stock	1,453	1,177
Net cash provided by financing activities	2,227	5,877
Net (decrease) increase in cash and cash equivalents	(9,027)	1,149
Cash and cash equivalents, beginning of period	20,687	13,282
Cash and cash equivalents, end of period	$11,660	$14,431

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,073	$2,815
Cash paid for income taxes	$7,792	$900
Non-cash investing and financing activities:
Property and equipment acquired under finance lease	$(9,558)	$(6,724)
Note payable converted to common shares	$(3,368)	$(672)
Issuance of notes payable for acquisitions	$(15,291)	$(6,277)
Issuance of contingent considerations	$(1,722)	$(8,599)
Settlement of contingent consideration	$1,202	$–
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Business and Basis of Presentation
Nature of Business
Bowman Consulting Group Ltd. (along with its consolidated subsidiaries, “Bowman” or “we” or the “Company”) was incorporated in the Commonwealth of Virginia on June 5, 1995 and reincorporated in the State of Delaware on November 13, 2020. The Company’s headquarters is located in Reston, VA and the Company has over 100 offices throughout the United States and two offices in Mexico. Bowman is a professional services firm delivering innovative solutions to the marketplace of customers who own, develop and maintain the built environment. Within that arena, we provide planning, design, engineering, geospatial, survey, construction management, environmental consulting and land procurement services to markets that encompass the buildings in which people live, work and learn in; as well as the systems that provide water, electricity and other vital services, and the roads, bridges, and transportation systems used to get from place to place. We provide services to customers through fixed-price and time-and-material based contracts containing multiple milestones and independently priced deliverables. Typically, contract awards are on a negotiated basis, ranging in value from a few thousand dollars to multiple millions of dollars and can have varying durations depending on the size, scope, and complexity of the project.
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
Deferred offering costs consist primarily of accounting, legal and other fees related to the common stock offering. Prior to the offering, all deferred costs were capitalized within prepaid and other current assets in the consolidated balance sheet. We capitalized $0.2 million of deferred offering costs within prepaid and other current assets in the consolidated balance sheet as of December 31, 2023. No deferred offering costs were capitalized in the condensed consolidated balance sheet as of September 30, 2024.
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

2. Significant Accounting Policies
The following is a summary of the significant accounting policies and principles used in the preparation of the condensed consolidated financial statements:
Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is either not an emerging growth company or, an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.
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
Long-term contracts typically contain billing terms that provide for invoicing once a month and payment on a net 30-day basis. Exceptions to monthly billing are to ensure that the Company performs satisfactorily and do not represent a significant financing component. For example, certain fixed price contracts provide for milestone billings based upon the attainment of specific project objectives to ensure the Company meets its contractual requirements rather than monthly billing. Another example is, contracts that include retentions or holdbacks paid at the end of a project to ensure that the Company meets the contract requirements. The Company does not assess whether a contract contains a significant financing component if the Company expects, at contract inception, that the period between payment by the customer and the transfer of promised services to the customer will be less than one year.
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
Contract related assets and liabilities are classified as current assets and current liabilities. Significant balance sheet accounts related to the revenue cycle are as follows:
Accounts receivables, net:
Accounts receivable, net (contract receivables) includes amounts billed under the contract terms. The amounts are stated at their net realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated number of receivables that will not be collected. The Company considers several factors in its estimated expected credit losses including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of such receivables. No single client accounted for more than 10% of the Company's outstanding receivables at September 30, 2024 and December 31, 2023.
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

Allowance for Doubtful Accounts and Expected Credit Losses
The Company records accounts receivable net of an allowance for doubtful accounts. The allowance is determined based upon management’s review of the estimated collectability of the specific accounts receivable, client type, client credit worthiness, plus a general provision based upon the historical loss experience and existing economic conditions. The Company charges off uncollectible amounts against the allowance for doubtful accounts once management determines the amount, or a portion thereof, to be worthless. Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for expected credit losses. As of September 30, 2024 and December 31, 2023, the balance in the allowance for expected credit losses was $2.8 million and $2.2 million, respectively.
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

The Company can, at times, be subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the nine months ended September 30, 2024, or the year ended December 31, 2023. The Company’s customers are located throughout the United States across diverse market sectors. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.
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
As of September 30, 2024 and December 31, 2023:
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
The following is a summary of change in contingent consideration:

(in thousands)	For the Nine Months Ended September 30, 2024	For the Year Ended December 31, 2023
Balance at beginning of period	$10,567	$487
Fair value of contingent consideration issuances	1,874	10,379
Change in fair value of contingent consideration	321	(299)
Settlement of contingent consideration	(3,518)	–
Balance at end of period	$9,244	$10,567

The change in fair value consideration is included in Other Expense in the Condensed Consolidated Income Statement.
Income Taxes
The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events recognized in the condensed consolidated financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when the differences settle or become realized. Valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable or recoverable in the future. As of September 30, 2024, no valuation allowances are required, and all deferred tax assets are realizable.

The Company assesses uncertain tax positions to determine whether income tax positions will more likely than not be sustained upon examination by the Internal Revenue Service or other taxing authorities. If the Company cannot reach a more-likely-than-not determination, no benefit is recorded. If the Company determines that the tax position is more likely than not to be sustained, the Company records the largest amount of benefit that is more likely than not to be realized when the tax position is settled. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Beginning January 1, 2022, the Tax Cuts and Jobs Act (TCJA) of 2017 eliminated the option to deduct research and development expenditures in the current year and now requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As of December 31, 2023, the Company recorded an uncertain tax return of $42.5 million related to its position regarding Section 174 costs. During the second quarter of 2024, the Company made a determination to change its accounting method for Section 174 costs, and accordingly, released an uncertain tax position reserve of $47.9 million associated with the previously established position. While this method change is a timing difference between current and deferred taxes, the effect of this release generated an income tax benefit of $4.0 million as a result of a decrease in accrued tax penalties and interest. In October 2024, the Company reevaluated its previous determination in this matter and concluded there was a reasonable basis to file the 2023 income tax return under its historical accounting method for Section 174 costs. Accordingly, the Company has re-established the aforementioned uncertain tax position, and determined that accrued penalties are no longer necessary based on the tax filing position and disclosure. As of the quarter ended September 30, 2024, the Company's uncertain tax position reserve for Section 174 costs was $51.1 million.
The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company’s effective tax rate for the nine months ended September 30, 2024 and 2023 was 69.5% and 233.4%, respectively. The change in the Company’s effective tax rate is predominantly due to changes in the estimated annual effective tax rate and certain non-recurring discrete events, as discussed below. The most prominent factors impacting the estimated annual effective tax rate include an increase in projected R&D credits generated for 2024, an increase in the projected limitations of the deductible executive compensation for 2024, and an overall reduction in forecasted income for 2024 relative to 2023. With respect to the projected R&D credit, the Company anticipates the 2024 generated R&D credit to be $3.5 million as of September 30, 2024, as compared to the projected R&D credit to be generated of $2.9 million as of September 30, 2023. Similarly, the Company anticipates the annual projected limitation on the deductibility of executive compensation to be $21.3 million for 2024 as compared to $7.9 million for 2023.
Further, the Company also recognized a net discrete benefit of $7.0 million for the nine months ended September 30, 2024, as compared to a net discrete benefit of $1.5 million for the nine months ended September 30, 2023. The net discrete benefit is predominantly the result of a windfall tax benefit for restricted stock awards, penalties and interest recorded for uncertain tax positions, and other non-recurring adjustments. More specifically, the windfall tax adjustment for restricted stock awards recognized at a value higher than the grant date fair value is $4.4 million for the nine months ended September 30, 2024, and $2.1 million for the nine months ended September 30, 2023. Penalties and interest accrued for uncertain tax positions was $1.4 million for the nine months ended September 30, 2024, and $0.4 million for the nine months ended September 30, 2023. In addition, there was a one-time $4.0 million decrease in accrued penalties and interest for the reversal of the uncertain tax position for Section 174 costs for the nine months ended September 30, 2024, as discussed above. Further, for the nine months ended September 30, 2023, the Company recognized a non-recurring $0.2 million reduction to the state income tax payable. These factors increased the rate by 74.4% for the quarter ended September 30, 2024, and increased the rate by 186.6% for the quarter ended September 30, 2023.
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
Recently Issued Accounting Guidance
Accounting guidance not yet adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items in annual and interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the potential impact of the new standard.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and should be applied prospectively. Retrospective application is permitted. We are currently evaluating the potential impact of the new standard.
Other than those noted above, which are still being evaluated, the Company does not believe that any other recently issued standards will have a material effect on its condensed consolidated financial statements.
3. Earnings (loss) Per Share and Certain Related Information
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2024 and 2023. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings (loss) of the Company. The dilutive effect of options is reflected in diluted earnings (loss) per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee Stock Purchase Plan is reflected in diluted earnings (loss) per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The dilutive effect of convertible debt is reflected in diluted earnings (loss) per share by application of the if-converted method. The Company uses the two-class method to determine earnings (loss) per share.
For calculating basic earnings (loss) per share, for the three and nine months ended September 30, 2024, the weighted average number of shares outstanding exclude 1,225,485 and 1,329,013 non-vested restricted shares and 2,291 and 3,561 unexercised substantive options. The computation of diluted earnings per share for the three and nine months ended September 30, 2024 did not assume the effect of restricted shares or substantive options because the effects were antidilutive.
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

The following table represents a reconciliation of the net income (loss) and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income (loss)	$771	$1,183	$(2,869)	$1,086
Earnings allocated to non-vested shares	53	146	–	140
Total	$718	$1,037	$(2,869)	$946
Denominator
Weighted average common shares outstanding	16,537,472	12,814,971	15,559,279	12,304,751
Effect of dilutive nominal options	–	–	–	–
Effect of dilutive contingently earned shares	297,865	978,149	–	1,133,090
Dilutive average shares outstanding	16,835,337	13,793,120	15,559,279	13,437,841
Basic income (loss) per share	$0.04	$0.08	$(0.18)	$0.08
Dilutive income (loss) per share	$0.04	$0.08	$(0.18)	$0.07

Share Repurchases
On November 17, 2023, the board of directors authorized a $10 million share repurchase program under which the Company may repurchase up to $10 million of our common stock. On August 16, 2024, the Board of Directors authorized an increase to this repurchase authorization from $10 million to $25 million (collectively referred to as the "2023 Repurchase Authorization"). The authorization is effective through August 31, 2025. The execution of the repurchase program is expected to be consistent with the Company’s strategic initiatives which prioritize investments in organic and acquisitive growth. The timing and amount of any share repurchases will be determined by management at its discretion based on several factors including share price, market conditions and capital allocation priorities. Shares may be repurchased from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The share repurchase program does not obligate Bowman to acquire a specific number of shares of common stock and may be suspended, modified, or discontinued at any time without notice.
During the nine months ended September 30, 2024, the Company repurchased 563,521 shares of common stock at an average price per share of $24.75, and has $11.1 million remaining under the 2023 Repurchase Authorization.
4. Acquisitions
Business Combinations
Surdex Corporation
On April 2, 2024, the Company entered into a merger agreement with Surdex Corporation (“Surdex”), a St. Louis-based geospatial and engineering services firm providing low, medium and high-altitude digital orthoimagery, advanced high-resolution LiDAR, intelligent digital mapping, 3D hydrography, and disaster mapping. The Company paid total consideration of $43.3 million, which was comprised of cash, promissory note, common stock and assumed liabilities. The shares are subject to a six-month lock up. The promissory note bears a simple interest rate fixed at 6.50%, and is payable in equal quarterly payments of principal and interest beginning July 2024 and ending July 2027. The merger agreement contains a contingent consideration feature which affords the sellers the opportunity to earn additional consideration in the form of the Company's common stock, depending on the average trading price of the Company's common stock for the 90 trading days post-acquisition. For tax purposes, the Surdex transaction is considered a tax-free merger, in which the assets have been recorded at their respective carrying values. As a result, there is no corresponding tax goodwill, and therefore no tax goodwill to be amortized or otherwise deductible.

The following summarizes the preliminary calculations of the fair values of Surdex assets acquired and liabilities assumed as of the acquisition date (in thousands):

(in thousands)	Surdex
Assets:
Accounts receivable, net	$4,052
Contract assets	3,210
Prepaid and other current assets	1,956
Property and equipment, net	15,085
Operating lease, right-of-use assets	1,030
Goodwill	17,685
Other intangible assets	12,810
Total assets acquired:	$55,828
Liabilities:
Accounts payable and accrued liabilities, current portion	$3,937
Contract liabilities	685
Other non-current obligations	10,689
Operating lease obligation, less current portion	1,030
Deferred tax liability	7,067
Total liabilities assumed:	$23,408
Net assets acquired:	$32,420
Cash flow reconciling items:
Issuance of common stock as partial consideration	$(16,536)
Cash paid for acquisitions, net of cash acquired	$15,884
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
The condensed consolidated financial statements of the Company include the results of operations since the date Surdex was acquired. The following table presents the results of operations of Surdex since the date of acquisition for the three and nine months ended September 30, 2024 (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2024
Gross Contract Revenue[1]	$8,638	$14,971
Pre-tax Net Income[2]	$863	$2,064
1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.
2 Pre-tax Net Income excludes corporate overhead allocation.

The following table presents the unaudited pro forma condensed consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 assuming that the Surdex acquisition, discussed above, occurred on

January 1, 2023. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Gross Contract Revenue[3]	$113,932	$104,205	$319,358	$276,130
Pre-tax Net (Loss) Income	$(1,011)	$2,545	$(9,584)	$5

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

Other 2024 Acquisitions
During the nine months ended September 30, 2024, the Company completed six additional acquisitions in diverse geographic regions and service lines. The Company paid total consideration of $31.0 million through combinations of cash, promissory notes, shares of common stock and assumed liabilities. No cash was acquired with these acquisitions. Shares of common stock issued in connection with the acquisitions are subject to a six-month lock-up. Promissory notes bear a simple interest rate ranging from 5.00% to 6.75% and are payable in quarterly payments of principal and interest beginning May 2024 and ending in August 2027. For tax purposes, depending on the transaction, the acquisitions were treated either as an asset acquisition, in which case the assets have been stepped up and recorded at their respective fair values, or a tax-free merger, in which case the assets have been recorded at their respective carrying values. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. For asset acquisitions, all the goodwill recognized is expected to be deductible for tax purposes. For three of the acquisitions, the purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration in the form of the Company's common stock, cash and non-negotiable promissory notes, based on certain financial performance thresholds. The final settlement amount will depend on ongoing operations of the acquired company. The payout amounts range between $0 and $1.0 million. See Note 2 Fair Value Measurements for additional information regarding the fair value of contingent consideration.
The following summarizes the preliminary calculations of the fair values of the other 2024 acquisition assets acquired and liabilities assumed as of the acquisition date (in thousands):

(in thousands)	2024
Assets:
Accounts receivable, net	$4,000
Contract assets	1,878
Prepaid and other current assets	140
Property and equipment, net	522
Operating lease, right-of-use assets	1,090
Goodwill	19,618
Other intangible assets	11,270
Other assets	116
Total assets acquired:	$38,634
Liabilities:
Accounts payable and accrued liabilities, current portion	$925
Contract liabilities	2,405
Other non-current obligations	5,726
Operating lease obligation, less current portion	1,090
Deferred tax liability	3,382
Total liabilities assumed:	$13,528
Net assets acquired:	$25,106
Cash flow reconciling items:
Issuance of common stock as partial consideration	$(17,780)
Cash paid for acquisitions, net of cash acquired	$7,326

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
The condensed consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisitions (excluding Surdex). The following table presents the results of operations of the other companies acquired during 2024 (excluding Surdex) from their respective dates of acquisition for the three and nine months ended September 30, 2024 (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2024
Gross Contract Revenue[1]	$7,008	$13,214
Pre-tax Net Income[2]	$1,852	$4,412

1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.
2 Pre-tax Net Income excludes corporate overhead allocation.

The following table presents the unaudited pro forma condensed consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 assuming that the companies acquired in 2024 (excluding Surdex), discussed above, occurred on January 1, 2023. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Gross Contract Revenue [3]	$114,587	$100,803	$321,686	$271,774
Pre-tax Net (Loss) Income	$(372)	$881	$(7,457)	$551

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

For the nine months ended September 30, 2024, for all of the 2024 acquisitions, the Company recorded measurement period adjustments of $1.0 million increase to goodwill, $0.3 million increase in intangible assets, offset by a $0.1 million decrease to property and equipment, $0.4 million increase to equity consideration, $0.1 million increase to notes payable and $0.7 million increase to deferred tax liabilities. If the change in provisional amounts have been recorded at the acquisition date, it would not have resulted in a chance in operating income in the prior periods.
In connection with all of the 2024 acquisitions, the Company recognized $0.4 million and $1.1 million of acquisition related expenses within Other Income and Expenses in the condensed consolidated statement of income for each of the three and nine months ended September 30, 2024, respectively, including legal fees, consulting fees, and other miscellaneous expenses associated with acquisitions.
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
For the nine months ended September 30, 2024, for the 2023 acquisitions, the Company recorded measurement period adjustments of $0.4 million increase to goodwill offset by $0.4 million increase to consideration. The change did not result in a change to operating income.
In connection with these acquisitions, the Company recognized $0.2 million and $0.7 million of acquisition related expenses within Other Income and Expenses in the condensed consolidated statement of income for each of the three and nine months ended September 30, 2023, respectively, including legal fees, consulting fees, and other miscellaneous expenses associated with acquisitions.
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

The amounts in the tables above represent the final purchase allocation for the 2023 acquisitions. The purchase price allocation has been completed and the amounts identified above are deemed final.
Definite-lived intangible assets that were acquired through asset acquisitions or business combinations include customer relationships, contract rights, and favorable leaseholds. These intangible assets are amortized over their estimated useful lives ranging from two to thirteen years using a straight-line method as it approximates the accelerated method.
The following table summarizes the purchase price allocation at fair value for identifiable intangible assets acquired in 2024 and 2023:

	2024	Weighted-Average Life	2023	Weighted-Average Life
Customer relationships	$19,510	12.67	$20,050	10.45
Contract rights	4,570	1.31	6,980	1.18
Favorable leaseholds	-	n/a	331	7.76
Total	$24,080		$27,361

5. Disaggregation of Revenue and Contract Balances
The Company disaggregates revenues by contract type, see Revenue Recognition in Note 2 for further details. For the three and nine months ended September 30, 2024, the Company derived 91.4% and 90.4% of its revenue from contracts classified as lump sum, and 8.6% and 9.6% of its revenue from time and material contracts, respectively. For the three and nine months ended September 30, 2023, the Company derived 87.9% and 88.7% of its revenue from contracts classified as lump sum, and 12.1% and 11.3% of its revenue from time and material contracts, respectively. The Company had approximately $307.1 million in remaining performance obligations as of September 30, 2024 of which it expects to recognize approximately 84.6% within the next twelve months and the remaining 15.4% in the next twelve to twenty-four months.
Disaggregated revenues by contract type were as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
Fixed fee	$104,091	91.4%	$82,997	87.9%	$283,174	90.4%	$224,751	88.7%
Time-and-materials	9,841	8.6%	11,437	12.1%	30,167	9.6%	28,539	11.3%
Gross contract revenue	$113,932	100.0%	$94,434	100.0%	$313,341	100.0%	$253,290	100.0%
The Company recognized $0.3 million and $3.4 million of revenue for the three and nine months ended September 30, 2024, respectively, which were included in the contract liabilities balance as of December 31, 2023, and $0.2 million and $2.9 million of revenue for the three and nine months ended September 30, 2023, respectively, which were included in the contract liabilities balance as of December 31, 2022.
6. Contracts in Progress
The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Costs incurred on uncompleted contracts	$395,417	$359,509
Estimated contract earnings in excess of costs incurred	613,797	541,851
Estimated contract earnings to date	1,009,214	901,360
Less: billed to date	(974,281)	(875,321)
Net contract assets	$34,933	$26,039

7. Notes Receivable
The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The following is a summary of these notes receivable (in thousands):

	September 30, 2024	December 31, 2023
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 0.0% - 5.5%. The notes receivable mature through January 2026.	$2,256	$2,318
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2025.[1]	903	903
Total:	3,159	3,221
Less: current portion
Officers, employees and affiliates	(1,146)	(1,199)
Noncurrent portion	$2,013	$2,022
1Note issued prior to the Company's initial public offering.
Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. During the nine months ended September 30, 2024, interest accrued on the notes receivable at the stipulated rates between 0.0% and 5.50%.
8. Property and Equipment, Net
Property and equipment for fixed assets are as follows (in thousands):

	September 30, 2024	December 31, 2023
Computer equipment	$2,887	$2,321
Survey equipment	5,943	5,711
Vehicles	2,382	2,127
Furniture and fixtures	2,583	2,498
Leasehold improvements	9,321	8,870
Software	396	389
Camera Equipment	960	–
Aircraft	7,829	–
Engine & GPS	1,513	–
Fixed assets pending lease financing [1]	943	960
Total:	34,757	22,876
Less: accumulated depreciation	(17,407)	(14,818)
Property and Equipment, net of finance leased assets	$17,350	$8,058
1Assets acquired which will be re-financed under the Company's finance lease facilities
Depreciation expense for fixed assets for the three and nine months ended September 30, 2024 was $1.0 million and $2.7 million, respectively. Depreciation expense for fixed assets for the three and nine months ended September 30, 2023 was $0.7 million and $1.9 million, respectively.

Property and equipment for finance leased assets are as follows (in thousands):

	September 30, 2024	December 31, 2023
Equipment	$32,211	$20,435
Vehicles	9,686	8,540
Total:	41,897	28,975
Less: accumulated amortization on leased assets	(15,264)	(9,432)
Finance Leased Assets, net	$26,633	$19,543
Amortization expense for finance leased assets for the three and nine months ended September 30, 2024 was $2.7 million and $7.0 million, respectively. Amortization expense for finance leased assets for the three and nine months ended September 30, 2023 was $1.8 million and $5.3 million, respectively.
9. Goodwill
Changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance as of December 31, 2023	$96,393
2024 Acquisitions - additions	37,302
2023 Acquisitions - adjustments	389
Balance as of September 30, 2024	$134,084
There were no impairments of goodwill during the periods presented.
10. Intangible Assets
Total intangible assets consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$63,134	$(9,650)	$53,484	$43,644	$(5,643)	$38,001
Contract rights	18,831	(14,804)	4,027	14,261	(8,036)	6,225
Leasehold	518	(160)	358	518	(105)	413
Domain name	281	–	281	281	–	281
Licensing rights	1,374	–	1,374	1,374	–	1,374
Total	$84,138	$(24,614)	$59,524	$60,078	$(13,784)	$46,294
The domain name and licensing rights acquired for a total of $1.7 million, have indefinite useful lives.
The following table summarizes the weighted average useful lives of intangible assets by asset class used for straight-line expense purposes:

	September 30, 2024	December 31, 2023
Customer relationships	11.38	11.27
Contract rights	1.71	1.84
Leasehold	7.86	7.86

Amortization expense for the three and nine months ended September 30, 2024 was $3.7 million and $10.8 million, respectively. Amortization expense for the three and nine months ended September 30, 2023 was $1.9 million and $5.6 million, respectively.
Future amortization for the remainder of 2024 and for the succeeding years for intangible assets with definite useful lives is as follows (in thousands):

2024	3,055
2025	8,144
2026	6,370
2027	5,844
2028	5,407
Thereafter	29,049
Total	$57,869
11. Revolving Credit Facility and Fixed Credit Facility

On May 2, 2024, the Company and certain of its subsidiaries as guarantors entered into a new credit agreement with lenders, Bank of America N.A., as Administrative Agent, the Swingline Lender and L/C Issuer, and TD Bank, N.A. as syndication agent (the “New Credit Agreement”) for a new $100 million revolving credit facility (the “Revolving Credit Facility 2024”). The Revolving Credit Facility 2024 replaced the Company’s previous $70.0 million revolving credit facility (the "2022 Revolving Credit Facility"), and its non-revolving fixed line of credit ("Fixed Line #2") with Bank of America, N.A. In connection with the New Credit Agreement,, the Company and certain of its subsidiaries entered into a Security and Pledge Agreement dated May 2, 2024 with Bank of America, N.A., in its capacity as Administrative Agent. Under the New Credit Agreement, the Company is required to comply with certain covenants, including covenants on indebtedness, investments, liens and restricted payments, as well as maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the New Credit Agreement). The Company recorded $0.3 million of deferred financing costs which will be amortized over the term outlined in the New Credit Agreement.
On September 30, 2024, the interest rates on the Revolving Credit Facility 2024 ranged from 7.22% to 9.20%. All outstanding principal on the Revolving Credit Facility 2024 is due on May 2, 2029. As of September 30, 2024, the outstanding balance on the Revolving Credit Facility 2024 was $32.3 million, and there was no outstanding balance as of December 31, 2023.
The Company secures its obligations under the New Credit Agreement with substantially all assets of the Company. Obligations of the Company to certain other shareholders of the Company are subordinated to the Company’s obligations under the New Credit Agreement. The Company must maintain, on a combined basis, certain financial covenants defined in the New Credit Agreement.
On November 11, 2022, the Company and certain of its subsidiaries, as guarantors, entered into an Amended and Restated Credit Agreement with Bank of America, N.A. for the 2022 Revolving Credit Facility, as well as an Amended and Restated Pledge and Security. On August 2, 2023, the Company entered into a First Amendment to the Amended and Restated Credit Agreement whereby the maximum principal amount of the 2022 Revolving Credit Facility was increased to $70 million. As of September 30, 2024, this 2022 Revolving Credit Facility was paid in full, and $0.1 million of deferred financing costs were expensed along with the termination of the Amended and Restated Credit Agreement. On December 31, 2023, there was a balance of $45.3 million outstanding under the 2022 Revolving Credit Facility.
Fixed Line #2 had a maximum advance of $1.0 million, and did not allow for re-borrowings and was included in Notes Payable (see Note 12). Commencing on the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) August 31, 2020, the Company was obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in September 2025. As of September 30, 2024, Fixed Line #2 was paid in full and there was no outstanding balance. As of December 31, 2023, the outstanding balance on Fixed Line #2 was $0.3 million.

Interest expense on the credit facilities totaled $0.6 million and $2.1 million during the three and nine months ended September 30, 2024. Interest expense on the credit facilities totaled $0.5 million and $0.7 million during the three and nine months ended September 30, 2023.
12. Notes Payable
Notes payable consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Related parties:
[1]Shareholders and Owners of Acquired Entities - Interest accrues at rates ranging from 3.25% - 11.00% annually. The notes payable mature on various dates through July 2027.	27,470	21,663
Convertible Notes Payable - Interest accrues at rates ranging from 4.75% - 8.00% annually. The convertible notes payable mature on various dates through September 2027.	3,118	6,631
Unrelated third parties:
Note payable for purchase of software and vehicles	2	130
Note payable for purchase of aircraft	5,762	–
Fixed line notes payable - see note 11	–	344
Discounts on notes payable issued as consideration in acquisitions:
[1]Shareholders and Owners of acquired entities	(935)	(1,041)
Purchase of aircraft	(32)	–
Total	35,385	27,727
Less: current portion	(15,134)	(13,989)
Noncurrent portion	$20,251	$13,738
1Includes notes payable to all owners irrespective of current relationship with the Company
The Company’s Chairman and Chief Executive Officer guarantees certain of the notes payable, and certain of the notes payable are subordinate to the terms of the Credit Agreement disclosed in Note 11.
Interest expense attributable to the notes payable totaled $0.8 million and $2.2 million for the three and nine months ended September 30, 2024, respectively. Interest expense attributable to the notes payable totaled $0.5 million and $1.5 million for the three and nine months ended September 30, 2023, respectively.
Future principal payments on notes payable for remainder of 2024 and succeeding years are as follows (in thousands):

2024	$4,646
2025	14,030
2026	9,448
2027	6,216
2028	1,477
2029	535
Total	$36,352

Convertible Notes Payable
In July 2022, the Company issued a $4.0 million 4.75% unsubordinated convertible note with a maturity date in April 2027 as partial consideration for the acquisition of Project Design Consultants, LLC. The convertible note is convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $14.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note is payable in quarterly payments of principal, interest or both beginning in October 2022 and ending in April 2027. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. Elections were made by the holders, and as of September 30, 2024, $3.4 million of the note was converted to 240,005 shares of common stock at $14.00 per share.
In August 2022, the Company issued a $1.1 million 5.50% unsubordinated convertible note with a maturity date in May 2027 as partial consideration for the acquisition of Anchor Consultants, LLC. The convertible note is convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $18.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note has quarterly payments of principal, interest or both beginning in November 2022 and ending in May 2027. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of September 30, 2024, there has been no election by the holders to convert any portions of the convertible note to common stock.
In December 2022, the Company issued a $1.6 million 7.00% unsubordinated convertible note with a maturity date in September 2027 as partial consideration for the acquisition of H2H Geoscience Engineering, PLLC. The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $18.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note has quarterly payments of principal, interest or both beginning in December 2024 and ending in September 2027. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of September 30, 2024, there has been no election by the holders to convert any portions of the convertible note to common stock.
In November 2023, the Company issued a $1.3 million 8.00% unsubordinated convertible note with a maturity date in May 2024 as partial consideration for the acquisition of High Mesa Consulting Group, Inc. (see Note 4 Acquisitions). The convertible note was convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $28.13 per share upon proper notice. Subject to the exercise of the conversion, the convertible note and the accrued interest were payable in May 2024. At any time, upon ten (10) business days’ notice to the Company, the holders may have requested that a prepayment of all or part of the unpaid principal amount and accrued interest be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. As of September 30, 2024, the entire balance of the note was converted into 48,067 shares of common stock at $28.13 per share, and there is no outstanding balance.
13. Related Party Transactions

The Company leased commercial office space from BCG Chantilly, LLC (BCC), an entity in which Mr. Bowman, Mr. Bruen and Mr. Hickey collectively own a 63.6% interest. As of September 30, 2024 and December 31, 2023 there were no amounts due to or receivables due from BCC. The lease terminated on April 19, 2024. Rent expense for each of the three and nine months ended September 30, 2024 was $0 and $27,000, respectively. Rent expense for each of the three and nine months ended September 30, 2023 was $21,000 and $0.1 million, respectively.
Bowman Lansdowne Development, LLC (BLD) is an entity in which Mr. Bowman has an ownership interest. On September 30, 2024 and December 31, 2023, the Company’s notes receivable included $0.5 million from BLD, with a maturity date of January 31, 2026.
Lansdowne Development Group, LLC (LDG) is an entity in which BLD has a minority ownership interest. On each of September 30, 2024 and December 31, 2023, our accounts receivable included $0.1 million, due from LDG. On September 30, 2024 and December 31, 2023, notes receivable included $0.4 million and $0.4 million, respectively from LDG, with a maturity date of January 31, 2026.
Bowman Realty Investments 2010, LLC (BR10) is an entity in which Mr. Bowman has an ownership interest. On September 30, 2024 and December 31, 2023, the Company’s notes receivable included $0.2 million, from BR10, with a maturity date of January 31, 2026.
Alwington Farm Developers, LLC (AFD) is an entity in which BR10 has a minority ownership interest. On each of September 30, 2024 and December 31, 2023, notes receivable included $1.2 million, from AFD, with a maturity date of December 31, 2024.
MREC Shenandoah VA, LLC (“MREC Shenandoah”) is an entity in which Lake Frederick Holdings, LLC (“Lake Frederick Holdings”) owns a 92% interest and Shenandoah Station Partners LLC, an entity owned in part by BLD and in part by Bowman Realty Investments 2013 LLC "Bowman Realty" (BR13), owns an 8% interest. Mr. Bowman owns a 100% interest in, and is the manager of, Lake Frederick Holdings. Mr. Bowman is the sole member of Bowman Realty 2013 (BR13). Since 2020, the Company has provided engineering services to MREC Shenandoah in exchange for cash payments. During the nine months ended September 30, 2024, the Company invoiced $0.2 million, and received payments of $0.1 million. During the nine months ended September 30, 2023, the Company invoiced $0.2 million, and received payments of $0.2 million.
During the nine months ended September 30, 2024 and 2023, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $48,000 and $42,000, respectively. These entities were billed $48,000 and $44,000, respectively.
Gregory Bowman, the son of Mr. Bowman, is a full-time employee of the Company. Gregory Bowman was paid $0.1 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively.
On September 30, 2024 and December 31, 2023, the Company was due $28,000 and $48,000, respectively, from shareholders under the terms of stock subscription notes receivable.
On September 30, 2024 and December 31, 2023, the Company owed $21,000 and $0.1 million, respectively, to the estate of a retired shareholder and former director in connection with a 2015 acquisition.
In August 2022, the Company agreed to reimburse Mr. Bowman at a fixed hourly rate for the business use of an aircraft owned by Sunrise Asset Management, a company owned 100% by Mr. Bowman. The Company paid $0.3 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively.
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

The following table summarizes the stock issuance activity under the ESPP for the nine months ended September 30, 2024 (in thousands, except share data):

September 30, 2024
Total purchase price paid by employees for shares sold	$1,431

Number of shares sold	56,745
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
For the nine months ended September 30, 2024, no new options were granted.
A summary of the status of stock options exercised, including the substantive options discussed in Note 3, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	5,133	$6.02
Granted	–	–
Exercised	(3,629)	5.98
Expired or cancelled	–	–
Outstanding at September 30, 2024	1,504	$6.13
The following summarizes information about options outstanding and exercisable at December 31, 2023 and September 30, 2024:

	Options Outstanding and Exercisable
	Exercise Price	Total Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Total Exercisable
December 31, 2023	$6.28	5,133	5.0	$6.02	5,133
September 30, 2024	$6.28	1,504	5.0	$6.13	1,504
The intrinsic value of these options on September 30, 2024 and December 31, 2023 was $17.80 and $29.24, respectively.
The Company received cash payments of $21,341 from the exercise of options under the Stock Option Plan in the nine months ended September 30, 2024.

The Company did not record any compensation costs related to stock options during the three and nine months ended September 30, 2024.
As of September 30, 2024, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.
Stock Bonus Plan
Effective May 11, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The Plan is administered by the Board through which they can issue restricted stock awards. As of September 30, 2024, 4,883,271 shares of common stock are authorized and reserved for issuance under the Plan. This reserve automatically increases on each January 1, for the duration of the Plan, in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year. The Plan supersedes and replaces any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.
During the nine months ended September 30, 2024, the Board granted 489,745 shares of restricted stock under the Plan. The shares have a vesting period of up to four years during which there are certain restrictions as described in the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the shares on such date, or if there are no sales on such date, on the next preceding day on which there were sales.
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
During the nine months ended September 30, 2024 no new restricted stock awards were granted under the Stock Bonus Plan.
The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2024	1,719,619	18.78
Granted	489,745	31.69
Vested	(965,967)	18.90
Cancelled	(32,491)	20.27
Outstanding at September 30, 2024	1,210,906	24.01
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
During the nine months ended September 30, 2024, the compensation committee approved the grants of 237,421 performance-based stock units to certain executive officers of the Company under the Officers LTIP. The performance based restricted stock units are subject to a market condition, with vesting periods ranging from 2.91 years to 4.00 years. The number of units earned is based on total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the components of a custom peer group during the performance period ranging from February 9, 2024 to June 30, 2028. The performance stock units are valued using a Monte Carlo simulation with model inputs of opening average share value, valuation date stock price, expected volatilities, correlation coefficient, risk-free interest rate, and expected dividend yield for the Company and the custom peer group.

The following table summarizes the activity of performance stock units subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2024	693,139	16.49
Granted	237,421	27.72
Vested	(260,842)	13.81
Cancelled	–	–
Outstanding at September 30, 2024	669,718	21.52
The Company recognizes forfeitures as they occur.
As of September 30, 2024, the Company had 1,210,906 shares underlying unvested stock awards that vest between October 1, 2024 and December 31, 2028.
The future expense of the unvested awards for the remainder of 2024 and succeeding years is as follows (in thousands):

2024	$4,368
2025	14,070
2026	6,150
2027	2,432
2028 and thereafter	965
Total	$27,985
15. Leases
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
The following tables present our balance sheet information related to leases:

		As of	As of
(Amounts in thousands)	Balance Sheet Classification	September 30, 2024	December 31, 2023
Assets:
Operating lease assets	Operating lease, right-of-use assets	$41,271	$40,743
Finance lease assets	Property and equipment, net	$26,633	$19,543
Total lease assets		$67,904	$60,286
Liabilities:
Current:
Operating lease liabilities	Operating lease obligation, current portion	$(10,635)	$(9,016)
Finance lease liabilities	Finance lease obligation, current portion	$(9,817)	$(6,586)
Total current lease liabilities		$(20,452)	$(15,602)
Non-current:
Operating lease liabilities	Operating lease obligation, less current portion	$(36,681)	$(37,660)
Finance lease liabilities	Finance lease obligation, less current portion	$(18,829)	$(14,408)
Total non-current lease liabilities		$(55,510)	$(52,068)

The following tables present selected financial information:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease cost
Amortization of right-of-use assets	$3,376	$2,973	$9,692	$8,179
Finance lease cost:
Amortization of right-of-use assets	2,737	1,826	7,024	5,273
Interest on lease liabilities	470	367	1,245	1,090
Sublease Income	(27)	(27)	(80)	(49)
Total lease cost	$6,556	$5,139	$17,881	$14,493

	Nine Months Ended
(Amounts in thousands)	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$9,642	$7,521
Operating cash flows from finance leases	1,244	1,089
Financing cash flows from finance leases	6,462	4,944
Right-of-use assets obtained in exchange for new operating leases	7,870	14,226
Right-of-use assets obtained in exchange for new finance leases	14,159	6,716

	As of	As of
	September 30, 2024	December 31, 2023
Weighted average remaining lease term (in years):
Operating leases	4.84	5.28
Finance leases	2.58	2.73
Weighted average discount rates:
Operating leases	6.8%	7.1%
Finance leases	6.8%	7.4%
Future minimum commitments under leases for the succeeding years are as follows (in thousands):

(Amounts in thousands)
Year ending December 31,	Operating Lease	Finance Lease
2024 (three months remaining)	$3,525	$2,915
2025	12,838	11,231
2026	10,972	7,767
2027	9,506	3,562
2028	8,494	867
Thereafter	10,233	–
Total lease payments	$55,568	$26,341
Less: Amounts representing interest	$(8,371)	$(2,885)
Total lease liabilities	$47,197	$23,455
The above table is exclusive of $0.1 million sub-lease income associated with the $47.3 million total liability of operating leases as presented on the condensed consolidated balance sheet.
The above table is exclusive of the $5.2 million purchase price associated with the $28.6 million total liability of finance leases as presented on the condensed consolidated balance sheet.
16. Subsequent Events
On November 7, 2024, the Company completed the acquisition of Exeltech Consulting, Inc. and paid total consideration of $5.1 million, subject to adjustments, through combinations of cash, promissory notes, convertible promissory note and assumed liabilities. No cash was acquired with this acquisition. Promissory notes bear a simple interest rate of 5.00% with payments of principal and interest beginning February 2025 and ending February 2028. The convertible note bears a simple interest rate of 5.00% and may be convertible in whole or in part at any time to Bowman common stock at a conversion price of $32.32 per share and is subject to a six-month lock-up.

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
Gross contract revenue for the three months ended September 30, 2024 and 2023 was $113.9 million and $94.4 million, respectively, representing year over year growth of 20.7%. Gross contract revenue derived from our workforce represented 89.0% and 87.0% of gross contract revenue for the three months ended September 30, 2024 and 2023, respectively (see Net service billing – non-GAAP below). Our net income for the three months ended September 30, 2024 and 2023 was $0.8 million and $1.2 million, respectively. Our Adjusted EBITDA for the three months ended September 30, 2024 and 2023 was $17.0 million on net income of $0.8 million and $15.1 million on net income of $1.2 million, respectively. (see Adjusted EBITDA – non-GAAP below)
Gross contract revenue for the nine months ended September 30, 2024 and 2023 was $313.3 million and $253.3 million, respectively, representing year over year growth of 23.7%. Gross contract revenue derived from our workforce represented 89.7% and 88.2% of gross contract revenue for the nine months ended September 30, 2024 and 2023, respectively (see Net service billing – non-GAAP below). Our net (loss) income for the nine months ended September 30, 2024 and 2023 was ($2.9) million and $1.1 million, respectively. Our Adjusted EBITDA for the nine months ended September 30, 2024 and 2023 was $42.5 million on net loss of ($2.9) million and $35.8 million on net income of $1.1 million, respectively. (see Adjusted EBITDA – non-GAAP below)
Subsequent Events
On November 7, 2024, the Company completed the acquisition of Exeltech Consulting, Inc. and paid total consideration of $5.1 million, subject to adjustments, through combinations of cash, promissory notes, convertible promissory note and assumed liabilities. No cash was acquired with this acquisition. Promissory notes bear a simple interest rate of 5.00% with payments of principal and interest beginning February 2025 and ending February 2028. The convertible note bears a simple interest rate of 5.00% and may be convertible in whole or in part at any time to Bowman common stock at a conversion price of $32.32 per share and is subject to a six-month lock-up.
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
We enter into contracts that contain two types of pricing characteristics:
Hourly contracts, also referred to as time and materials, are common for professional and technical consulting assignments both short-term and multi-year in duration. Under these types of contracts, there is no predetermined maximum fee and we generally experience no risk associated with cost overruns. For hourly contracts, we negotiate billing rates and charge our customers based upon the actual hours expended toward a deliverable. These contracts may have not-to-exceed parameters requiring us to receive additional authorizations from our customer to continue working, but we likewise do not have to continue working without assurances of payment for such additional work. Hourly assignments represented approximately $9.8 million and $30.2 million or 9% and 10% of our gross contract revenue for each of the three and nine months ended September 30, 2024, respectively. For each of the three and nine months ended September 30, 2023, hourly assignments represented approximately $11.4 million and $28.5 million or 12% and 11% of our gross contract revenue, respectively.

Lump sum contracts, also referred to as fixed fee, typically require the performance of some, or all, of the obligations under the contract for a specified amount, subject to price adjustments only if the scope of the project changes or unforeseen requirements arise. Our fixed fee contracts generally include a specific scope of work and defined deliverables. Lump sum contracts can involve both hourly and fixed fee tasks. The majority of our assignments are lump sum in nature representing approximately $104.1 million and $283.1 million or 91% and 90% of our gross contract revenue for the three and nine months ended September 30, 2024, respectively. For each of the three and nine months ended September 30, 2023, assignments that are lump sum in nature represented approximately $83.0 million and $224.8 million or 88% and 89% of our gross contract revenue, respectively. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that has no documented customer commitment and is performed at risk.
Contract Costs
Contract costs consist of direct payroll costs, sub-consultant costs and other direct expenses exclusive of depreciation and amortization.
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

Results of Operations
Combined results of operations
The following represents our condensed consolidated results of operations for periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Gross contract revenue	$113,932	$94,434	$313,341	$253,290
Contract costs (exclusive of depreciation and amortization)	54,282	45,693	150,779	124,098
Operating expense	59,217	46,125	165,974	126,155
Income (loss) from operations	433	2,616	(3,412)	3,037
Other expense	1,572	1,495	6,000	3,852
Income tax (benefit)	(1,910)	(62)	(6,543)	(1,901)
Net income (loss)	$771	$1,183	$(2,869)	$1,086
Net margin	0.7%	1.3%	(0.9)%	0.4%
Other financial information [1]
Net service billing	$101,363	$82,124	$281,033	$223,479
Adjusted EBITDA	16,970	15,057	42,511	35,783
Adjusted EBITDA margin, net	16.7%	18.3%	15.1%	16.0%
1Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below.
Three months ended September 30, 2024 as compared to the three months ended September 30, 2023
Gross Contract Revenue
Gross contract revenue for the three months ended September 30, 2024, increased $19.5 million or 20.6% to $113.9 million as compared to $94.4 million for the three months ended September 30, 2023. For the three months ended September 30, 2024, gross contract revenue attributable to work performed by our workforce increased $19.3 million, or 23.5% to $101.4 million or 89.0% of gross contract revenue as compared to $82.1 million or 87.0% for the three months ended September 30, 2023 (see Net service billing – non-GAAP). Of the $19.5 million increase in gross contract revenue during the three months ended September 30, 2024, acquisitions represented $23.3 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic. For each measurement and comparison period, historical balances of acquired and organic revenue bases are adjusted to reflect revenue accordingly.
Changes in gross contract revenue disaggregated between our core and emerging end markets were as follows (in thousands other than percentages):

	For the Three Months Ended September 30,
Consolidated Gross Contract Revenue	2024	%GCR	2023	%GCR	Change	% Change
Building Infrastructure[3]	$56,174	49.3%	$51,909	55.0%	$4,265	8.2%
Transportation	21,851	19.2%	19,769	20.9%	2,082	10.5%
Power & Utilities[3]	20,041	17.6%	18,586	19.7%	1,455	7.8%
Other Emerging Markets [1]	15,866	13.9%	4,170	4.4%	11,696	280.5%
Total:	$113,932	100.0%	$94,434	100.0%	$19,498	20.6%

Acquired [2]	$23,332	20.5%	$15,431	16.3%	$7,901	51.2%

1Represents environmental, mining, water resources, imaging and mapping and other.

2Acquired revenue in prior periods is as previously reported; four quarters post-closing, acquired revenue is reclassified as organic for the purpose of calculating organic growth rates.
3Includes periodic reclassifications of revenue between categories from prior periods for consistency of presentation.

For the three months ended September 30, 2024, gross contract revenue from our building infrastructure market increased $4.3 million or 8.2% as compared to the three months ended September 30, 2023. Building Infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue is the result of acquisitions. Within the building infrastructure market, 39.3% of gross contract revenue was derived from residential assignments including single family, multi-family and mixed-use housing stock, 42.9% from commercial assignments including retail, hospitality and quick-serve restaurants (QSR), office and industrial, data centers and healthcare, and 17.7% from municipal assignments, including parks and schools. Within residential, 59.8% of gross contract revenue was derived from for-sale homebuilding assignments, 35.7% from residential multi-family and 4.5% from mixed use projects. While the homebuilding market shows signs of rebounding from prior year interest rate impacts, for-sale residential services represented just 11.6% of our total gross contract revenue for the three months ended September 30, 2024. Within commercial, 36.7% of revenue was derived from office and industrial assignments, 41.3% from retail, hospitality, and quick serve restaurants, 15.7% from data centers, and 6.2% from healthcare. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market as we continue to experience strength in markets including data centers, quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.
For the three months ended September 30, 2024, revenue from transportation increased $2.1 million or 10.5% as compared to the three months ended September 30, 2023. The increase was attributable to new contract awards in transportation both from public and private customers along with acquired transportation backlog which we were able to deliver to customers, within transportation, 64.5% of our gross contract revenue was derived directly from public sector customers including state and local departments of transportation ("DOTs"), tollway operators, transit authorities aviation operators and others with the remaining 35.5% derived from private sector customers. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of renewable energy with traditional transmission infrastructure and the continued growth we are projecting in the clean energy transition, we have consolidated renewable energy into the power and utilities category (sometimes referred to herein as the power, utilities and energy market) of our revenue mix and have adjusted historical balances accordingly. For the three months ended September 30, 2024, revenue from power and utilities increased $1.5 million or 7.8% as compared to the three months ended September 30, 2023. The additional increase in gross contract revenue from the power and utilities market is principally attributable to acquisitions and increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, along with additional increases derived from gas pipeline and electric transmission projects nationally. Within the power and utilities market, 73.8% of our gross contract revenue was derived from customers operating traditional power operations and 26.2% was derived from customers focused on renewables, electric vehicle ("EV") infrastructure and energy transition operations. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our other emerging markets consist of mining, water resources, imaging and mapping, environmental consulting, and other natural resources services. Adjusted for the change, for the three months ended September 30, 2024, revenue from emerging markets increased $11.7 million or 280.5% as compared to the three months ended September 30, 2023. This increase is primarily due to the acquisition of Surdex Corporation; see Note 4 - Acquisitions for additional information. Emerging market sectors represent lines of business that have not yet grown to a size whereby we would distinguish them as a separate market. Gross contract revenue within our emerging markets was 54.0% from imaging and mapping activities, 12.9% from mining activities where we have specialized in copper mining, 25.3% from water resources activities, and 7.8% from environmental and other natural resources consulting. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in various emerging market services.
For the three months ended September 30, 2024 and 2023, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 32.3% and 14.8% of our gross contract revenue, respectively. A portion of that increase is due to the reclassification of contracts for the Pike Corporation from the private sector to the public sector. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $8.6 million or 18.8% to $54.3 million for the three months ended September 30, 2024, as compared to $45.7 million for the three months ended September 30, 2023. For the three months ended September 30, 2024 and 2023, total contract costs represented 47.7% and 48.4% of total contract revenue, respectively. For the three months ended September 30, 2024 and 2023 total contract costs represented 53.6% and 55.6% of revenue attributable to our workforce, respectively (see Net Service Billing).
Direct payroll costs increased $8.3 million or 24.9% to $41.7 million for the three months ended September 30, 2024, as compared to $33.4 million for the three months ended September 30, 2023. Direct payroll accounted for 76.8% of total contract costs for the three months ended September 30, 2024, an increase of 3.7 percentage points as compared to 73.1% for the three months ended September 30, 2023.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $5.8 million or 22.8% to $31.2 million for the three months ended September 30, 2024 as compared to $25.4 million for the three months ended September 30, 2023. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the three months ended September 30, 2024 and 2023, direct labor costs represented 27.4% and 26.9% of gross contract revenue, respectively and represented 30.8% and 30.9% of the revenue attributable to our workforce, respectively.
Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $2.6 million or 32.5% to $10.6 million as compared to $8.0 million.
Sub-consultants and other direct expenses increased $0.3 million or 2.4% to $12.6 million for the three months ended September 30, 2024 as compared to $12.3 million for the three months ended September 30, 2023. For the three months ended September 30, 2024 and 2023, sub-consultant and other direct expenses represented 11.1% and 13.0% of gross contract revenue, respectively. This decrease is not indicative of an anticipated long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.
Operating Expense
Total operating expense increased $13.1 million or 28.4% to $59.2 million for the three months ended September 30, 2024 as compared to $46.1 million for the three months ended September 30, 2023.
Selling, general and administrative expenses increased $10.2 million or 24.5% to $51.9 million for the three months ended September 30, 2024, as compared to $41.7 million for the three months ended September 30, 2023. Indirect labor increased $4.5 million or 23.6% to $23.6 million as compared to $19.1 million primarily due to an increase in staffing to accommodate growth. General overhead increased $4.3 million or 32.6% to $17.5 million as compared to $13.2 million due to increased costs associated with the overall growth of the Company.
Depreciation and amortization increased $2.9 million or 64.4% to $7.4 million for the three months ended September 30, 2024 as compared to $4.5 million for the three months ended September 30, 2023. This increase is primarily due to an increase in intangible assets and assets leased under financing arrangements. We continue to increase the use of our finance lease facility as we continue to grow. Intangible assets have increased due to multiple acquisitions. Gains on the sale of certain IT equipment and automobiles remained $0.1 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.
Other (Income) Expense
Other expense increased by $0.1 million to $1.6 million of expense for the three months ended September 30, 2024 as compared to $1.5 million for the three months ended September 30, 2023.

Income Tax Benefit
Income tax benefit for the three months ended September 30, 2024, increased $1.8 million to a $1.9 million benefit, as compared to $0.1 million benefit for the three months ended September 30, 2023, see note 2, Income Taxes. Our effective tax rate for the three months ended September 30, 2024, is 167.7% as compared to (5.5)% for the three months ended September 30, 2023.
Income (Loss) Before Tax and Net Income (Loss)
Loss before tax increased by $2.2 million for the three months ended September 30, 2024, to ($1.1) million of loss compared to $1.1 million of income for the three months ended September 30, 2023. Net income decreased by $0.4 million to $0.8 million for the three months ended September 30, 2024, as compared to $1.2 million for the three months ended September 30, 2023.
Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $19.3 million or 23.5% to $101.4 million for the three months ended September 30, 2024, as compared to $82.1 million for the three months ended September 30, 2023. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Three Months Ended September 30,
	2024	2023
Gross contract revenue	$113,932	$94,434
Less: sub-consultants and other direct expenses	12,569	12,310
Net service billing	$101,363	$82,124

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

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $1.9 million or 12.7% to $17.0 million for the three months ended September 30, 2024 as compared to $15.1 million for the three months ended September 30, 2023. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
Net Service Billing	$101,363	$82,124	$19,239	23.4%

Net Income (Loss)	$771	$1,183	$(412)	(34.8)%
+ interest expense	1,938	1,538	400	26.0%
+ depreciation & amortization	7,395	4,500	2,895	64.3%
+ tax (benefit)	(1,910)	(62)	(1,848)	2980.6%
EBITDA	$8,194	$7,159	$1,035	14.5%
+ non-cash stock compensation	6,448	7,158	(710)	(9.9)%
+ transaction related expenses	–	63	(63)	(100.0)%
+ settlements and other non-core expenses	1,954	560	1,394	248.9%
+ acquisition expenses	374	117	257	219.7%
Adjusted EBITDA	$16,970	$15,057	$1,913	12.7%
Adjusted EBITDA margin, net	16.7%	18.3%
For the three months ended September 30, 2024 and 2023, Adjusted EBITDA includes add backs of $6.4 million and $7.2 million, respectively, relating to non-cash stock compensation expenses from restricted stock awards. For the three months ended September 30, 2024 and 2023, Adjusted EBITDA also includes $0.4 million and $0.1 million, respectively, relating to non-reocurring acquisition expenses such as professional fees, fair value adjustments and working capital adjustments.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the three months ended September 30, 2024 and 2023, Adjusted EBITDA Margin, net was 16.7% and 18.3% respectively.
Nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023
Gross Contract Revenue
Gross contract revenue for the nine months ended September 30, 2024, increased $60.0 million or 23.7% to $313.3 million as compared to $253.3 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, gross contract revenue attributable to work performed by our workforce increased $57.5 million, or 25.7% to $281.0 million or 89.7% of gross contract revenue as compared to $223.5 million or 88.2% for the nine months ended September 30, 2023 (see Net service billing – non-GAAP). Of the $60.0 million increase in gross contract revenue during the nine months ended September 30, 2024, acquisitions represented $49.8 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic. For each measurement and comparison period, historical balances of acquired and organic revenue bases are adjusted to reflect revenue accordingly.

Changes in gross contract revenue disaggregated between our core and emerging end markets were as follows (in thousands other than percentages):

	For the Nine Months Ended September 30,
Consolidated Gross Contract Revenue	2024	%GCR	2023	%GCR	Change	% Change
Building Infrastructure[3]	$165,709	52.9%	$144,862	57.2%	$20,847	14.4%
Transportation	60,145	19.2%	51,658	20.4%	8,487	16.4%
Power & Utilities[3]	56,229	17.9%	47,481	18.7%	8,748	18.4%
Other Emerging Markets [1]	31,258	10.0%	9,289	3.7%	21,969	236.5%
Total:	$313,341	100.0%	$253,290	100.0%	$60,051	23.7%

Acquired [2]	$49,767	15.9%	$27,050	10.7%	$22,717	84.0%

1Represents environmental, mining, water resources, imaging and mapping and other.
2Acquired revenue in prior periods is as previously reported; four quarters post-closing, acquired revenue is reclassified as organic for the purpose of calculating organic growth rates.
3Includes periodic reclassifications of revenue between categories from prior periods for consistency of presentation.

For the nine months ended September 30, 2024, gross contract revenue from our building infrastructure market increased $20.9 million or 14.4% as compared to the nine months ended September 30, 2023. Building infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue is the result of acquisitions. Within the building infrastructure market, 34.8% of gross contract revenue was derived from residential assignments including single family, multi-family and mixed-use housing stock, 45.3% from commercial assignments including retail, hospitality and quick-serve restaurants (QSR), office and industrial, data centers and healthcare, and 19.9% from municipal assignments including, parks and schools. Within residential, 53.3% of gross contract revenue was derived from for-sale homebuilding assignments, 40.3% from residential multi-family and 6.4% from mixed use projects. While the homebuilding market shows signs of rebounding from prior year interest rate impacts, for-sale residential services represented just 9.8% of our total gross contract revenue for the nine months ended September 30, 2024. Within commercial, 35.8% of revenue was derived from office and industrial assignments, 40.6% from retail, hospitality, and quick serve restaurants, 14.5% from data centers, and 9.1% from healthcare. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market as we continue to experience strength in markets including data centers, quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.
For the nine months ended September 30, 2024, revenue from transportation increased $8.5 million or 16.4% as compared to the nine months ended September 30, 2023. The increase was attributable to new contract awards in transportation both from public and private customers along with acquired transportation backlog which we were able to deliver to customers, within transportation, 62.0% of our gross contract revenue was derived directly from public sector customers including state and local departments of transportation ("DOTs"), tollway operators, transit authorities, aviation operators and others with the remaining 38.0% derived from private sector customers. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of renewable energy with traditional transmission infrastructure and the continued growth we are projecting in the clean energy transition, we have consolidated renewable energy into the power and utilities category (sometimes referred to herein as the power, utilities and energy market) of our revenue mix and have adjusted historical balances accordingly. For the nine months ended September 30, 2024, revenue from power and utilities increased $8.8 million or 18.4% as compared to the nine months ended September 30, 2023. The additional increase in gross contract revenue from the power and utilities market is principally attributable to acquisitions and increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, and to increases derived from gas pipeline and electric transmission projects nationally. Within the power and utilities market, 75.6% of our gross contract revenue was derived from customers operating traditional power operations and 24.4% was derived from customers focused on renewables, electric vehicle ("EV") infrastructure and energy transition operations. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our other emerging markets consist of mining, water resources, imaging and mapping, environmental consulting, and other natural resources services. Adjusted for the change, for the nine months ended September 30, 2024, revenue from emerging markets increased $22.0 million or 236.5% as compared to the nine months ended September 30, 2023. This increase is primarily due to the acquisition of Surdex Corporation; see Note 4 - Acquisitions for additional information. Emerging market sectors represent lines of business that have not yet grown to a size whereby we would distinguish them as a separate market. Gross contract revenue within our emerging markets was 43.8% from imaging and mapping activities, 19.7% from mining activities where we have specialized in copper mining, 27.6% from water resources activities, and 8.9% from environmental and other natural resources consulting. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in various emerging market services.
For the nine months ended September 30, 2024 and 2023, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 26.0% and 12.8% of our gross contract revenue, respectively. A portion of that increase is due to the reclassification of contracts for the Pike Corporation from the private sector to the public sector. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $26.7 million or 21.5% to $150.8 million for the nine months ended September 30, 2024, as compared to $124.1 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, total contract costs represented 48.1% and 49.0% of total contract revenue, respectively. For the nine months ended September 30, 2024 and 2023 total contract costs represented 53.7% and 55.5% of revenue attributable to our workforce, respectively (see Net Service Billing).
Direct payroll costs increased $24.2 million or 25.7% to $118.5 million for the nine months ended September 30, 2024, as compared to $94.3 million for the nine months ended September 30, 2023. Direct payroll accounted for 78.6% of total contract costs for the nine months ended September 30, 2024, an increase of 2.6 percentage points as compared to 76.0% for the nine months ended September 30, 2023.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $17.5 million or 24.8% to $88.1 million for the nine months ended September 30, 2024 as compared to $70.6 million for the nine months ended September 30, 2023. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the nine months ended September 30, 2024 and 2023, direct labor costs represented 28.1% and 27.9% of gross contract revenue, respectively and represented 31.4% and 31.6% of the revenue attributable to our workforce, respectively.
Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $6.6 million or 27.8% to $30.3 million as compared to $23.7 million. This increase includes a $1.6 million increase in non-cash stock compensation as several new stock awards were granted to Company leadership as well as employees in connection with acquisitions. Also, stock compensation has become a larger part of our employee incentive plans.
Sub-consultants and other direct expenses increased $2.5 million or 8.4% to $32.3 million for the nine months ended September 30, 2024 as compared to $29.8 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, sub-consultant and other direct expenses represented 10.3% and 11.8% of gross contract revenue, respectively. This decrease is not indicative of an anticipated long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.
Operating Expense
Total operating expense increased $39.8 million or 31.5% to $166.0 million for the nine months ended September 30, 2024 as compared to $126.2 million for the nine months ended September 30, 2023.
Selling, general and administrative expenses increased $32.1 million or 28.2% to $145.8 million for the nine months ended September 30, 2024, as compared to $113.7 million for the nine months ended September 30, 2023. Indirect labor increased $14.8 million or 29.2% to $65.4 million as compared to $50.6 million primarily due to an increase in staffing to accommodate growth. General overhead increased $12.4 million or 33.6% to $49.3 million as compared to $36.9 million due to increased costs associated with the overall growth of the Company.
Depreciation and amortization increased $7.8 million or 60.9% to $20.6 million for the nine months ended September 30, 2024 as compared to $12.8 million for the nine months ended September 30, 2023. This increase is primarily due to an increase in intangible assets and assets leased under financing arrangements. We continue to increase the use of our finance lease facility as we continue to grow. Intangible assets have increased due to multiple acquisitions. Gains on the sale of certain IT equipment and automobiles increased $0.1 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.
Other (Income) Expense
Other expense increased by $2.1 million to $6.0 million of expense for the nine months ended September 30, 2024 as compared to $3.9 million for the nine months ended September 30, 2023. This increase is primarily attributable to an increase in interest expense of $2.3 million due to an increase in finance leases and notes payable.
Income Tax Benefit
Income tax benefit for the nine months ended September 30, 2024, increased $4.6 million to a $6.5 million benefit, as compared to $1.9 million benefit for the nine months ended September 30, 2023, see note 2, Income Taxes. Our effective tax rate for the nine months ended September 30, 2024, is 69.5% as compared to 233.3% for the nine months ended September 30, 2023.

Income (Loss) Before Tax and Net Income (Loss)
Loss before tax increased by $8.6 million for the nine months ended September 30, 2024, to ($9.4) million of loss compared to ($0.8) million of loss for the nine months ended September 30, 2023. Net loss increased by $4.0 million to ($2.9) million for the nine months ended September 30, 2024, as compared to $1.1 million of income for the nine months ended September 30, 2023.
Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $57.5 million or 25.7% to $281.0 million for the nine months ended September 30, 2024, as compared to $223.5 million for the nine months ended September 30, 2023. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Gross contract revenue	$313,341	$253,290
Less: sub-consultants and other direct expenses	32,308	29,811
Net service billing	$281,033	$223,479

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

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $6.7 million or 18.8% to $42.5 million for the nine months ended September 30, 2024 as compared to $35.8 million for the nine months ended September 30, 2023. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net Service Billing	$281,033	$223,479	$57,554	25.8%

Net (Loss) Income	$(2,869)	$1,086	$(3,955)	(364.2)%
+ interest expense	5,844	3,545	2,299	64.9%
+ depreciation & amortization	20,572	12,785	7,787	60.9%
+ tax (benefit)	(6,543)	(1,901)	(4,642)	244.2%
EBITDA	$17,004	$15,515	$1,489	9.6%
+ non-cash stock compensation	20,386	18,480	1,906	10.3%
'+ transaction related expenses	–	186	(186)	(100.0)%
+ settlements and other non-core expenses	2,767	674	2,093	310.5%
+ acquisition expenses	2,354	928	1,426	153.7%
Adjusted EBITDA	$42,511	$35,783	$6,728	18.8%
Adjusted EBITDA margin, net	15.1%	16.0%
For the nine months ended September 30, 2024 and 2023, Adjusted EBITDA includes add backs of $20.4 million and $18.5 million, respectively, relating to non-cash stock compensation expenses from restricted stock awards. For the nine months ended September 30, 2024 and 2023, Adjusted EBITDA also includes $2.4 million and $0.9 million, respectively, relating to non-reocurring acquisition expenses such as professional fees, fair value adjustments and working capital adjustments.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the nine months ended September 30, 2024 and 2023, Adjusted EBITDA Margin, net was 15.1% and 16.0% respectively.

Backlog (other key performance metrics)
Our backlog increased $74.1 million or 24.2% to $379.8 million during the nine months ended September 30, 2024, as compared to $305.7 million at December 31, 2023. At September 30, 2024 and December 31, 2023 our backlog was comprised as follows:

	September 30, 2024	December 31, 2023
Building Infrastructure	46%	55%
Transportation	29%	24%
Power & Utilities	15%	17%
Other Emerging Markets	10%	4%
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our Revolving Credit Facility (as defined below), lease financing, proceeds from stock sales and other structured debt securities. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, acquisitions, and acquisition related payments. On September 30, 2024, we maintained a $100.0 million Revolving Credit Facility with Bank of America N.A., our primary lender. See -"Credit Facilities and Other Financing" below for more information on our Revolving Credit Facility. Under the terms of our Revolving Credit Facility, available cash in our primary operating account sweeps against the outstanding balance every evening. Our cash on hand therefore generally consisted of petty cash and other non-operating funds not included in the nightly sweep. Cash on hand included the cash we kept in short-term investment accounts along with deposits and payments in transit in our operating sweep account. Our cash on hand decreased by $9.0 million on September 30, 2024 as compared to December 31, 2023.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flows (amounts in thousands)	2024	2023
Net cash provided by operating activities	$12,382	$12,271
Net cash used in investing activities	(23,636)	(16,999)
Net cash provided by financing activities	2,227	5,877
Change in cash, cash equivalents and restricted cash	(9,027)	1,149
Cash and cash equivalents, end of period	11,660	14,431
Operating Activities
During the nine months ended September 30, 2024, net cash provided by operating activities was $12.4 million, which primarily consisted of ($2.9) million net loss, adjusted for stock-based compensation expense of $20.3 million and depreciation and amortization expense of $20.6 million, offset by deferred taxes of ($18.4) million and a net cash outflow of ($8.4) million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $10.8 million increase in accounts receivable resulting from a combination of acquired accounts receivable from acquisitions and an increased billing to our clients, a $6.9 million increase in contract assets and liabilities, and a $6.4 million increase in accounts payable and accrued expenses partially offset by a $2.9 million increase in prepaid expenses and other assets.

During the nine months ended September 30, 2023, net cash provided by operating activities was $12.3 million, which primarily consisted of our $1.1 million net income, adjusted for stock-based compensation expense of $18.3 million, depreciation and amortization expense of $12.8 million, and deferred taxes of ($11.1) million, offset by a net cash outflow of ($9.5) million from changes in operating assets and liabilities. Cash provided by operating activities before changes in operating assets and liabilities was $21.8 million. The net outflow from changes in operating assets and liabilities was primarily due to a $14.6 million increase in accounts receivable resulting from increased billing to our clients, a $4.4 million increase in prepaid expenses and other assets, and $10.3 million increase in contract assets and liabilities, partially offset by a $19.8 million increase in accounts payable and accrued expenses.

Investing Activities
Net cash used in investing activities increased by $6.6 million to $23.6 million for the nine months ended September 30, 2024 as compared to $17.0 million for the nine months ended September 30, 2023. The increase in net cash used for investing is primarily attributable to acquisitions that occurred in the first three quarters of 2024.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2024 was $2.2 million compared to $5.9 million for the nine months ended September 30, 2023, a decrease of $3.7 million. The decrease in net cash provided by financing is primarily attributable to the net proceeds of $47.2 million from the common stock offering, $4.6 million from finance leases, $1.5 million from issuance of common stock, offset by the $13.0 million used for repayment of the revolving line of credit and the fixed line, $11.0 million used for repayment of notes and $11.1 million used to purchase treasury shares.
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
Under the New Credit Agreement, the Company is required to comply with certain covenants, including covenants on indebtedness, investments, liens and restricted payments, as well as maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the New Credit Agreement). At September 30, 2024, we were in compliance with all covenants.
All outstanding principal on the Revolving Credit Facility is due on May 2, 2029. On September 30, 2024, the interest rates on the Revolving Credit Facility ranged from 7.22% to 9.20%. As of September 30, 2024, the outstanding balance on the Revolving Credit Facility was $32.3 million.
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
The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. At September 30, 2024, we maintained a fleet of approximately 600 vehicles. All our leasing facilities allow for both operating and finance leasing. We allocate finance lease payments between amortization and interest. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $1.0 million per month. We utilize a third party valuation specialist to formulate the incremental borrowing rates for the Company, to calculate the present value on new leases.
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
Cautionary Statement about Forward-Looking Statements
Our disclosure and analysis in this Quarterly Report on Form 10-Q, contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/ or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “could” or the negative of such terms or similar expressions. The absence of these words does not mean that a statement is not forward-looking. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our recent and future acquisitions; our expectations regarding the impact of any completed or planned acquisition; our intentions regarding our growth strategies and investment of resources, including the markets in which we intend to focus our growth initiatives; our expectations regarding trends and opportunities for future growth and expansion, including our projections of growth in energy transitions; our expectations regarding the use of our current liquidity and capital resources for acquisitions; or expectations to experience periodic volatility in concentration of sub-consultant utilization; and our belief that our sources of liquidity will be sufficient to fund our projected cash requirements and strategic initiatives for the next year. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in the Risk Factors section of our Annual Report on Form 10-K and throughout this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes issued as partial consideration for acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the New Credit Agreement under which rates are tied to Term SOFR (Secured Overnight Financing Rate), plus an applicable rate which varies between 2.10% and 2.60% based on our ratio of Funded Debt to EBITDA (as each is defined in the New Credit Agreement). As of September 30, 2024, there was $32.3 million outstanding on the Credit Agreement. A one percentage point change in the assumed interest rate of the New Credit Agreement would change our annual interest expense by approximately $0.3 million in 2024.
Our finance lease obligations with Honour and Enterprise were $28.6 million as of September 30, 2024. These finance lease obligations bear interest at a fixed rate. Accordingly, there is no exposure to market risk related to these obligations.

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

On July 11, 2024, we issued 47,720 shares of common stock at $33.45 per share as partial consideration for our acquisition of Element Engineering.

On July 17, 2024, we issued 280,701 shares of common stock at $34.55 per share as partial consideration for our acquisition of FCS Group.

On August 15, 2024, we issued 17,581 shares of common stock at $23.28 per share as additional consideration for our acquisition of Speece Lewis Engineers.

On August 21, 2024, we issued 20,494 shares of common stock at $24.47 per share as partial consideration for our acquisition of Robau and Associates.

On August 28, 2024, we issued 26,821 shares of common stock at $23.68 per share as additional consideration for our acquisition of Surdex Corporation.

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
Issuer Purchase of Equity Securities
The following table summarizes the purchases of our common stock made by us during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/24 - 7/31/24	34,908	31.12	22,048	7,217,562
8/1/24 - 8/31/24	-	23.52	320,912	14,670,880
9/1/24 - 9/30/24	670	23.58	153,668	11,050,270
(1) This column reflects shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2) On November 17, 2023, our board of directors authorized a $10 million share repurchase program under which the Company may repurchase up to $10 million of our common stock. On August 16, 2024, the board of directors authorized an increase to this repurchase authorization from $10 million to $25 million (collectively referred to as the "2023 Repurchase Authorization"). The authorization is effective through August 31, 2025. The execution of the repurchase program is expected to be consistent with the Company’s strategic initiatives which prioritize investments in organic and acquisitive growth. The timing and amount of any share repurchases will be determined by management at its discretion based on several factors including share price, market conditions and capital allocation priorities. Shares may be repurchased from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The share repurchase program does not obligate Bowman to acquire a specific number of shares of common stock and may be suspended, modified, or discontinued at any time without notice. As of September 30, 2024, we have repurchased 563,521 shares of our common stock under the 2023 Repurchase Authorization.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.
During the quarter ended September 30, 2024, the following actions were taken with respect to trading arrangements for the sale of securities of the Company’s common stock (each, a “10b5-1 Plan”) intended to satisfy the affirmative defense conditions of the Securities Exchange Rule Act 10b5-1(c):
1. On August 23, 2024, Bruce Labovitz, the Company’s Chief Financial Officer, amended the 10b5-1 Plan previously adopted on June 12, 2024. The amended 10b-5-1 Plan provides for the sale of up to 30,000 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from November 25, 2024 through January 2025.
2. On August 26, 2024, Raymond Vicks, Jr., a Director of the Company, adopted a 10b5-1 Plan that provides for the sale of up to 1,230 shares of the Company’s common stock in May 2025 pursuant to the terms of the 10b5-1 Plan.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
Rider 1

10.1+	First Amendment to Executive Employment Agreement dated August 16, 2024 between Bowman Consulting Group Ltd. and Gary P. Bowman

10.2+
Executive Employment Agreement dated July 8, 2024 between Bowman Consulting Group Ltd. and Bruce Labovitz (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40371), filed with the SEC on July 10, 2024).

10.3+	Amended and Restated Executive Employment Agreement dated August 22, 2024 between Bowman Consulting Group Ltd and Robert Hickey.

10.4+
Letter Agreement dated October 1, 2024 between Michael Bruen and Bowman Consulting Group Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40371), filed with the SEC on October 7, 2024).

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

BOWMAN CONSULTING GROUP LTD.

Date: November 7, 2024	By:	/s/ Gary Bowman
Gary Bowman
President, CEO and Chairman (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Bruce Labovitz
Bruce Labovitz
Chief Financial Officer (Principal Financial Officer)