Form 10-K
period 2024-12-31
Bowman Consulting Group Ltd.
filed 2025-03-12
CIK 1847590

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant (based upon the closing price of the registrant’s common stock at that date as reported by the Nasdaq Global Market), excluding outstanding shares beneficially owned by directors and executive officers, was $456.0 million.
As of March 12, 2025, the registrant had 17,263,666 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2025 definitive Proxy Statement, which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Form 10-K

Auditor Firm Id:	00042	Auditor Name:	Ernst & Young LLP	Auditor Location:	Tysons, VA

Table of Content
i

Table of Content
Cautionary Statement about Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “could” or the negative of such terms or similar expressions. The absence of these words does not mean that a statement is not forward-looking. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, our expectations regarding our acquisitions and the anticipated impact on such acquisitions on our business, our intentions regarding integration of our acquired companies, including timing for such integrations; our intentions regarding our growth strategies and the focus of our acquisitions and resources, including the markets in which we intend to focus our growth initiatives; our expectations regarding opportunities for future growth and expansion; our expectations regarding organic growth in sales and strategies to expand our operating margins; our expectations regarding the use of our current liquidity and capital resources for acquisitions; our beliefs regarding our backlog growth as an indicator of our success; our belief regarding the resilience of our business; our belief that our sources of liquidity will be sufficient to fund our projected cash requirements and strategic initiatives for the next year; our beliefs regarding our positioning to make investments into leading-edge and proven technology tools that will enable faster production; our intention to increase the annual net service revenue for our acquisitions; and our beliefs regarding our competitive strengths. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K.
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
•any material outbreak or material escalation of international hostilities, including developments in the conflict involving Russia and the Ukraine, or the Middle East and the economic consequences of related events and resulting market volatility;
•changes in general domestic and international economic conditions such as inflation rates, interest rates, tax rates, higher labor and healthcare costs, recessions, tariffs, trade wars and changing government policies, laws and regulations;
•our ability to obtain financing to fund our growth strategy and working capital requirements at commercially reasonable rates or at all;
•uncertainty relating to the size and composition of the U.S. government and the impact of downsizing and cost-reduction efforts on other governmental and quasi-governmental budgetary and funding approval processes;

•our ability to execute our acquisitions strategy, including successful completion of acquisitions and the integration of new acquisitions into our operations and financial reporting;
•the possibility that our contracts may be terminated or delayed by our customers;
•our ability to win new contracts and renew existing contracts on commercially reasonable terms or at all;
•competitive pressures and trends in our industry and our ability to successfully compete with our competitors;
•our dependence on a limited number of customers;

Table of Content
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
•significant influence by our largest stockholder, Gary Bowman, our Chairman and Chief Executive Officer, and the existence of certain anti-takeover measures in our governing documents; and
•the factors identified throughout this Annual Report on Form 10-K, including those discussed under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” and in our other filings with the Securities and Exchange Commission (the “SEC”).
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

Table of Content
PART I
Item 1. Business
Bowman is a professional services firm delivering innovative engineering, technology and program management services to customers who own, develop, and maintain the built environment. We provide planning, engineering, construction management, commissioning, environmental consulting, geospatial imaging, surveying, land procurement and other technical services to customers operating in a diverse set of end markets.
Gary Bowman, our Chairman, Chief Executive Officer, and largest individual stockholder, founded Bowman in 1995. Over the past 10 years, we have experienced a roughly five-fold increase in gross contract revenue to $427 million for the year ended December 31, 2024 (we interchangeably refer to gross contract revenue as "revenue" or "gross contract revenue"). We have achieved this increase in revenue through both organic growth and acquisitions. In 2024, we ranked 78th on the ENR Top 500 Design Firms list, up from 144th in 2021, the year of our initial public offering and 87th in 2023. As of December 31, 2024, we have a work force of over 2,200 employees that provides services to thousands of customer projects both big and small, as well as both short- and long-term, from more than 95 offices throughout the United States and two offices in Mexico. As of December 31, 2024, we have approximately 10,000 active projects in our backlog.
We work as both a prime and sub-consultant for a broad base of public and private sector customers that generally operate in regulated environments. Our public sector assignments originate from customers that are transportation departments, utilities, government agencies (federal, state, and local), military branches, school systems, water authorities and other general public infrastructure operators. Our private sector customers include owners and operators from multiple industries such as investor-owned utilities, oil & gas extractors and operators, participants in the renewable energy and decarbonization marketplace, data center developers and operators, wastewater treatment facilities, developers and owners of residential and commercial real estate, big-box and convenience retail chains including quick-serve restaurants, mine operators and others. During each of the years ended December 31, 2024 and 2023, approximately 29% and 21%, respectively of our revenue was derived from public sector customer assignments.
We develop and maintain loyal and long-standing relationships with our customers that result in repeat assignments. We believe these relationships benefit us through lower business development and customer acquisition expenses as compared to those associated with developing new customers. Our strategic focus is on expanding our presence in markets which best afford us opportunities to secure assignments that provide recurring revenue and multi-year customer assignments. These assignments typically produce dependable and predictable revenue streams resulting in high employee utilization which leads to increased profitability. Approximately 60% of our revenue for the year ended December 31, 2024 was derived from repeat customers, which we define as any customer from which revenue was earned in both the full years ended December 31, 2024 and 2023, excluding revenue derived from companies we acquired in 2024. Our customers are international, national, regional, and local in their focus. Our success in customer acquisition and retention is the result of our investment in relationships over time and the delivery of highly creative, technology-enabled and cost-effective solutions.
We are defined by our core values and purpose. Our culture revolves around a top to bottom commitment to the creation of opportunities for aspiring people to thrive and achieve their goals. We remain committed to promoting inclusion and engagement in our workplace, principles we believe are critical to our long-term success. We continue to focus on the hiring, retention, and advancement of a qualified representative workforce. We have focused our recent employee engagement efforts in five areas: inspiring innovation through an engaging culture; expanding our efforts to recruit and hire diverse talent; optimizing our total rewards profile with employees; advocating and facilitating employee-defined internal affinity groups; and identifying opportunities to implement sustainability initiatives.
We have a diversified business focus that is not dependent on any one customer, service line, geographic region, or end market. We are deliberate in our efforts to balance our sources of revenue and avoid reliance on any one significant customer, service line, geography, or end market concentration. As a result, we believe our business is resilient and less exposed to the impacts of political and economic cycles.
While we report our results of operations using General Accepted Accounting Principles (“GAAP”) including gross contract revenue and net income, we also utilize non-GAAP metrics to manage our business and provide what we believe are meaningful metrics to the investment community. These non-GAAP metrics include Net Service Billing (the amount of gross contract revenue generated by the direct efforts of our workforce), Adjusted EBITDA (our earnings before taxes, interest and depreciation and amortization with non-cash stock compensation and other non-recurring, non-core, and acquisition related costs added), and Backlog (the aggregate amount of undelivered gross contract revenue relating to assignment in place with customers) and Adjusted Earnings Per Share (net income after tax, adjusted for acquisition related

Table of Content
expenses, amortization of intangibles, non-cash compensation associated with pre-IPO grants, other non-core expenses and associated tax expenses or benefits).
Competitive Strengths
We are an agile, growth-oriented consulting, technology and engineering services firm committed to providing essential technical and professional services to a broad base of project-specific, long-term and repeat customers. The recurring needs of our customers for technical services to monetize, operate and maintain their assets makes us a very important part of their ongoing operations. Our commitment to quality and reliability with respect to designs, plans and customer service has enabled us to create durable, long-term customer relationships. We focus many of our business pursuits in end markets where laws and regulations create a level of complexity that places a premium on the value of our services, thereby providing us openings to develop new customer loyalty through creative problem solving. Our base of repeat customers and multi-year contracts reduce customer acquisition expenses and provide increased visibility into future revenues, allowing us to make investments confidently to expand and take market share from competitors. We believe we have the following competitive strengths:
Scalable platform with differentiated capabilities and national reputation for operational excellence. Our national presence and strong operational foundation support our growth across geographic regions and service offerings. Our scale has helped to create a national brand within our industry associated with high quality and timely delivery of technical services. We believe the reputation of our brand allows us to extend existing customer relationships, efficiently attract new customers and recruit and retain a credentialed and representative workforce. As of December 31, 2024, we have a professional staff of more than 2,200 employees that operate out of more than 95 offices throughout the United States and two offices in Mexico and we are licensed in all states within the United States. The strategic locations of our offices support broad recruiting capabilities while the integrated nature of our technology enables efficient cross-utilization of both technical experience and production resources. Our diversified geography increases our sources of revenue and income, thereby helping insulate us from concentrated economic or political disruptions.

Commitment to technological innovation, investment and leadership. Our industry is adopting and integrating advanced technology solutions and services at a rapid rate. We believe that we are well positioned to make investments into leading-edge and proven technology tools that enable faster production through aided design, 3-D modelling, large-scale data collection and processing, predictive planning and accelerated iteration. We are committed to being an industry leader in the adoption of adaptive technology, geospatial mapping and orthoimaging tools and collaboration enabling systems. We endeavor to utilize technology applications and high resolutions capture devices to enhance our delivery timeframes, expand our service offerings, repurpose and monetize our inventory of collected information, improve customer capture and expand margins. Currently, the financial benefits of our technology solutions and investments are embedded indirectly in our production process efficiency and customer delivery routines. We do not develop software or produce hardware for resale.

Diversified portfolio across growing end-markets and broad array of engineering services. We are deliberate in our efforts to balance our sources of revenue and avoid reliance on any one significant customer, service line, geography, or end market concentration. As a result, we believe our business is resilient and less exposed to the impacts of political and economic cycles. For the year ended December 31, 2024, we did not have any individual customers that represented more than 5% of our gross contract revenue. Our operations encompass nearly every aspect of the U.S. domestic built environment. We provide planning, engineering, construction management, commissioning, environmental consulting, geospatial imaging, surveying, land procurement and other technical consulting services to customers that (i) develop and manage infrastructure supporting places where people live, work, play and learn; (ii) build and operate systems that collect, produce, manage and distribute vital life services such as water, electricity, and other critical utilities; (iii) manage roads, bridges, ports, marine facilities and transportation systems used to transport people, goods and services from place to place; (iv) develop and advance technologies that provide clean energy, energy transition and decarbonization initiatives; (v) operate mission critical facilities where public and private data is stored, commercial transactions are processed, and communications are enabled; (vi) provide healthcare, education, military readiness and other public safety services every day; and (vii) protect and preserve the environment. Our services are aligned with attractive and growing market trends such as transportation systems and marine distribution infrastructure repair, replacement and expansion, utility pipeline rehabilitation and extension, electrical transmission and distribution grid capacity increases, data processing and mission critical facilities design, urban and suburban commercial and residential building development, decarbonization initiatives, outsourced program and project management, and other areas, which are providing notable organic growth and are expected to continue to be the focus of funding in the coming years.

Consistent commitment to organic growth and margin expansion. We have a history of delivering long-term organic growth. Our five-fold growth of revenue over the past ten years is derived from investments in organic and non-organic

Table of Content
growth initiatives, including synergy driven organic growth derived over time from businesses we acquire. We have accelerated our growth organically through technology investments that enhance our capacity and ability to share work across our company, an increase in our breadth of services and expand our geographic footprint, and a wholesale commitment to cross-selling, revenue capture and collaborative business development. For the year ended December 31, 2024, we had an increase in organic gross contract revenue of $37.9 million or 10.9%, compared to the year ended December 31, 2023. We have been able to achieve these growth rates while expanding our margin profile during this period. Our continued dedication to investment in our existing capabilities, coupled with our strong backlog of approximately $400 million as of December 31, 2024, consistent book-to-bill ratio for net service billing of greater than 1.0 for full years 2024 and 2023, and deep customer relationships, gives us confidence in our ability to maintain significant organic growth and an attractive margin profile for the foreseeable future. We calculate book-to-bill as bookings of new work, net of sub-contractor costs, divided by net service billing during the same period. Our executive leadership and senior managers are personally invested in our success through both cash and equity incentives that are targeted to reward organic growth and successful execution resulting in profitable operations and increasing shareholder value over time. We believe this compensation philosophy and ownership orientation aligns our leadership interest with those of our shareholders.

Proven track record of successful acquisitions, with demonstrated ability to integrate systems and operations to maximize synergies. Since our initial public offering in May 2021, we have acquired 34 different operating companies and three non-operating licensing companies as of December 31, 2024. Through these acquisitions, we have expanded our geographic reach, added service lines, increased our depth of leadership, broadened our end markets, enhanced our portfolio of experience, added technical capabilities, and significantly increased our revenue and profitability. Fundamental to our successful acquisition strategy has been our leadership team’s ability to identify, execute, and integrate strategic acquisitions of companies with workforces that align with our culture and are expected to provide synergies for our existing operations. Our complete acquisition integration approach rapidly facilitates cross-cultivation of experiences, employee collaboration and cross selling of services. Historically, we have been able to fully consolidate most of an acquired entity’s operations into ours within one year. Our target for acquisitions has to date focused on companies with annual net service revenue of between $3 million and $30 million, with the largest being $28 million. We intend to increase the size of our acquisition target in the future. Our disciplined acquisition objectives include earnings accretion, geographic and market diversification, scale, cross-selling and revenue synergy, technology advancement and talent acquisition.

Growing franchise in secular growth markets. Our growth initiatives are especially focused on markets that possess strong secular growth characteristics. We target growth opportunities related to renewable energy, energy transition, and energy efficiency activities; aging, failing and inadequate infrastructure in need of upgrade and replacement; economic vitality and attractive growth in geographic regions with both a critical mass of population and a growing workforce; and initiatives involving regulatory complexity that are supported by stable, long-term public sector funding. Our target market characteristics are fluid, and our adaptability enables us to adjust swiftly to evolving demand dynamics. We continuously evaluate opportunities in different markets and are responsive to evolving macro-economic trends. We believe we are well positioned to capitalize on U.S. federal government funded programs such as the Infrastructure Investment and Jobs Act, the Inflation Reduction Act, and the CHIPS and Science Act, to the extent legislative and funding commitments with respect to these programs remain intact, programs which in the aggregate provide for approximately $1.6 trillion in funding and incentives that impact our current and target markets. Our operations infrastructure is designed to quickly scale our labor resources and optimize utilization to accommodate significant growth without a proportionate need to increase related corporate overhead expenses. We believe this positions us for responsive expansion within and into attractive growth markets while increasing margins through scale over time.

Experienced leadership team, aligned insider ownership, valuable technical workforce, and entrepreneurial culture. Gary Bowman has led our Company since its founding in 1995 and is our largest individual stockholder.

Our senior executive team is highly experienced, with extensive tenure in their respective areas of responsibility. The team has a proven record of accomplishment with respect to sustained revenue growth, executing, and integrating acquisitions, implementing internal controls, and managing regulatory compliance.

We have a highly technical workforce, of which approximately 33% hold professional certifications from various industry and regulatory bodies. Our dedication to growth of opportunity for our employees has enabled us to attract and retain exceptional talent. We have built an organization uniformly aligned in its mission, values, purpose, and goals. We embody a set of cultural values that promote entrepreneurship, personal growth, and responsible freedom. We remain committed to advancing diversity and inclusion in our workforce.

Table of Content
Industry Overview
Our operations engage with nearly every aspect of the U.S. domestic built environment. We provide planning, engineering, construction management, commissioning, environmental consulting, geospatial imaging, surveying, land procurement and other technical consulting services to customers that 1) develop and manage the infrastructure supporting places where people live, work, play and learn; 2) build and operate the systems that collect, produce, manage and distribute vital life services such as water, electricity, and other critical utilities; 3) manage the roads, bridges, and transportation systems used to transport people, goods and services from place to place; 4) maintain the ports and other marine facilities used to load, ship and distribute goods; 5) develop and advance technologies that provide clean energy, energy transition and decarbonization initiatives; 6) operate mission critical facilities where public and private data is stored, commercial transactions are processed, and communications are enabled; 7) provide healthcare, education, military readiness and other public safety services every day; and 8) protect and preserve the environment. Our public sector customers include government agencies (federal, state, and local), military branches, educational institutions, transportation departments, water authorities and other general infrastructure managers. Our private sector customers include owners and operators from multiple industries such as investor-owned utilities, oil & gas extractors and operators, participants in the renewable energy and decarbonization marketplace, data center developers and operators, wastewater treatment facilities, developers and owners of residential and commercial real estate, big-box and convenience retail chains including quick-serve restaurants, mine operators and others.
The market for engineering services in the United States is large, with an expected total revenue of $312 billion in 2025, according to IBISWorld. With over 130,000 firms, a large proportion of whom are small-scale organizations focused on specific local markets or specialized niches, the industry is extremely fragmented. According to Horizon Grand View Research, the US domestic engineering services market will register a compound annual growth rate (CAGR) of 6.0% from 2024 to 2030.
As with most fragmented industries with extensive participation of privately held companies, there is an active market for ownership transition and consolidation activity with larger participants actively engaging in growth through acquisitions. The technical complexity and financial risks associated with designing a substantial number of projects performed in the industry effectively discourages the free flow of new entrants, limiting participation to those with demonstrated capacities across a range of projects. Qualifications, sophisticated technical skills, expertise, financial resources, and scale are prerequisites for successful industry participation. Participants aspiring to enter the market must have sufficient skilled human capital to complete complex projects, and the financial resources to cover working capital and provide adequate risk management including professional liability, cyber liability and other insurance requirements. These factors serve as both a barrier to entry and a catalyst for consolidation.
Our Markets
We visualize our business as a grid with markets as the vertical columns and services as the horizontal intersects. Customer assignments are grouped by vertical, with each assignment consuming one or more of our services. Services are provided across verticals to all customers. This approach affords us the ability to efficiently manage across our platform with an emphasis on cross-selling and revenue capture.
We have strategically and deliberately diversified the markets that we serve to reduce our dependence on any single market segment and to dampen the effects of business cycles in our markets. While we are bullish on all the market spaces that we currently serve, we intend to especially focus our growth initiatives on markets that possess the following characteristics:
•High potential for reoccurring revenue and multi-year assignments
•Engagement with renewable energy, energy transitions and energy efficiency activities
•Aging and failing infrastructure in need of upgrade and replacement
•Transformational investment paradigms such as privatization
•Economic vitality and attractive growth in population and workforce
•Long-term public sector funding stability
•Prime for technology advancement with respect to delivery of our services
•Complex regulatory environments
The markets we serve typically require participants to engage with several of our services, affording us the opportunity to cross sell, optimize revenue potential, and differentiate ourselves as a single source supplier.

Table of Content
We have a significant presence in each of the following markets we currently serve:
Transportation
We believe the current and future utilization of transportation infrastructure within the domestic and global built environment far exceeds its intended capacity. The aging of the current installed transportation base and increasing load usage are forcing public and quasi-public authorities to invest in repairs, increase the capacity of their systems or privatize the operation of their roads, bridges, and tollways. The Federal Highway Administration has estimated that nearly a quarter of the nation’s bridges are deficient and require replacement or rehabilitation. In recent years, the transportation market has experienced broad increases in federal funding from U.S. government and U.S. Department of Transportation infrastructure spending initiatives along with increased for-profit privatization referred to as private-public partnerships (PPPs).
We believe that economic and population growth will drive demand wholesale for spending on expanded roadway capacity. The American Society of Civil Engineers (“ASCE”) 2021 Infrastructure Report Card rated the state of the U.S. Highway system as “D+” and estimated spending requirements of over $2.5 trillion over ten years on U.S. surface transportation infrastructure. Providing construction management and design services to departments of transportation and toll authorities has been a proven and dependable source of multi-year and reoccurring revenue.
Within our transportation practice we serve customers that include state and local departments of transportation, tollway authorities, transit authorities, and private roadway owners. For the years ended December 31, 2024 and 2023, Transportation represented 20.6% and 21.0%, respectively, of our gross contract revenue.
Power, Utilities & Energy Services - orient to oil & gas /away from alternative energies
We believe that demand for power, gas, and energy services in the U.S. and the threats from increasingly more severe and frequent weather events result in the inability of the infrastructure supporting such resources to provide adequate supply of services. Major power outages due to increasingly severe weather events are a growing contributor to the problem which the Department of Energy estimates costs the U.S. economy at least $150 billion per year. Grid resilience and fortification are significant drivers of investment.
Utilities, policy makers, and local governments have agreed for years that the aging electric transmission and distribution grid in the U.S. needs to be substantially upgraded to withstand the challenges of the future. The Electric Power Research Institute estimated the cost to move the U.S. to a smarter national grid with better protection against major outages to be somewhere between $338 billion and $476 billion. The proliferation of data centers, the internet of things, and artificial intelligence applications and the associated electrical demand are straining the U.S. power grid and creating a sense of urgency around maintenance and upgrade. Operators of the U.S. power grid have faced unrelenting pressure to increase resiliency and to integrate technologies such as electric vehicles, distributed generation, and battery storage, as well as to upgrade and replace aging infrastructure. According to the ASCE Infrastructure 2021 Report Card, the U.S. electric infrastructure will require capital investment of $637 billion by 2031.
Degradation of the safety and sustainability of natural gas distribution systems is advancing the infusion of public investment and private, returns-driven capital. The entrance of private capital into the historically public utility market, and the associated timely demand for return on investment driven by rate adjustments, has catalyzed the pace of multi-year expenditures on critical infrastructure. According to the American Gas Association, the Unites States has over 2.6 million miles of natural gas pipeline delivering energy to 187 million customers daily. In 2022, natural gas produced one-third of the energy consumed in the United States. Examples of our multi-year reoccurring revenue assignments in the utilities space include undergrounding of electric distribution lines, procurement of rights-of-way and easements, land surveying and geomatics, gas distribution system mapping, and design for gas distribution pipeline replacement.
Renewable energy encompasses all activities supporting the energy sector’s transition away from fossil-based systems of energy production in favor of renewable energy sources such as wind and solar, as well as lithium-ion batteries. According to Wood Mackenzie, the U.S. will need to invest one trillion dollars per year in new energy capacity over 20 years to meet the demands of economic growth and energy transition. In its report, Renewables 2020—Analysis and forecast to 2025, the International Energy Agency predicts that renewables are expected to account for 95% of the net increase in global power capacity through 2025. During that period, the share of renewables in electricity generation was forecast to grow from 27% in 2020 to 33% in 2025. Limited natural resources, increasing demand, and disruptive innovation are driving consequential private and public investment in the expansion of renewable energy facilities. Despite evolving U.S. domestic energy priorities away from non-traditional energy sources, we believe that increasing demand for industrial grade renewable infrastructure and expanded capacity within existing facilities presents opportunity for the sale of our services. Recent acquisitions have provided us the capability and reputation needed to serve the renewables energy

Table of Content
market. Over the long-term, energy efficiency plays a pivotal role in advancing sustainable development within the global economy. Efforts to decarbonize the global energy system and advance the world’s climate objectives are dependent on improving energy efficiency. We view the energy efficiency market as one that is synergistic with the renewable energy market as well as the power and utilities market–.
Within our power, utility and energy services practice we work for customers that include large electric transmission systems, gas utilities, and renewables and decarbonization providers. For the years ended December 31, 2024 and 2023, Power and Utilities represented 17.6% and 18.5%, respectively, of our gross contract revenues.
Building Infrastructure
Encompassing all the places we live, sleep, work, shop, interact, and play, the building infrastructure market is foundationally aligned with all day-to-day factors that are either influenced by or influence economic activity. Fueled by changing population demographics and evolving work dynamics, the market for design, construction and maintenance of new and renewed building infrastructure presents us with continually expanding opportunities. With respect to building infrastructure, we are agnostic as to the end use of the site we are planning. For residential homebuilders, our business is one of inventory creation, not of land development or construction of structures. Interest rate uncertainty, however, can introduce temporary disruptions into the market for residential, commercial and mixed-use building infrastructure. According to IBISWorld, the land development industry represented a market valued at roughly $14.2 billion in 2024.
Commercial and Retail. Changes in shopping and consuming habits spurred by e-commerce have, in our belief, catalyzed a massive reconfiguration of commercial and retail physical plant along with the configuration of their surrounding site elements. Brands have been adapting their customer engagement models because of fundamental changes in consumption patterns that resulted from the pandemic experience. As an example, as part of an initiative to “increase convenience-led formats” in the U.S., a large coffee shop chain with both drive-thru and curbside pickup options closed 400 traditional locations in North America while adding 300 net new convenience-oriented locations throughout North America in their place. We believe that change can be good for our business. We believe savvy and well capitalized developers and operators in this market will continue to demand our services in response to evolving market forces. We serve national retailers, big box retailers, distribution center owners, office building owners and developers, convenience store operators, quick serve restaurant owners and others.
Residential. Post-pandemic, household formation has resumed in earnest with home sale prices at all-time highs. Within the residential market there are fundamentally three sub-markets in which our customers participate: 1) for-sale residential housing; 2) multi-family rental housing, and 3) mixed-use and urban cluster developments. Common to each of these sub-markets is the long lead time for the planning, design and approval of land inventory. The process of land inventory creation for residential use involves entitlement, environmental impact analysis, preliminary infrastructure planning and final layout. Each phase in the process involves public scrutiny and input along with regulatory review and approval. Land use entitlements for residential use are often flexible with respect to the ownership structure of the dwellings constructed, thereby allowing landowners to adapt to highest and best use throughout economic cycles and consumer preferences. Changes in interest rates can impact demand for fee-simple, for-sale and rental housing but they do not necessarily impact the demand for household formation and the need for new housing stock. Our history serving the residential market goes back to our beginning and we work for most of the large national homebuilders.
Institutional and Government. As our economy and population grows, the market to construct expand, and modernize government facilities, schools, state-of-the-art educational institutions, military installations, and mission critical complexes expands continuously. State and local governments experience increasing demand from their constituents for safe, efficient, and environmentally friendly facilities. Evolving demographics and associated demands for municipal and recreational services are increasing the need for new and updated government infrastructure. Communities are placing a growing emphasis of focus on environmental impact and sustainability as seen through the implementation of smart- and green-building technologies in new and retrofit facilities. As society adapts to a post-pandemic state and return-to-work mandates, we have experienced increased demand for retrofits of ventilation, air handling, air quality monitoring, and filtration systems to ensure healthier indoor environments necessary to mitigate the spread of infectious respiratory diseases. We have served institutional, government and quasi-public customers including large universities, state and local school systems, military branches, healthcare systems and others
For the years ended December 31, 2024 and 2023, Building infrastructure represented 51.5% and 56.3%, respectively, of our gross contract revenue.
We are also engaged in activities in the following markets which we consider to be emerging areas of opportunity for us. We refer to this collection of markets as our Emerging Markets.

Table of Content
Water, Environmental and Other Natural Resources
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
Mining
Mining facilities require a variety of the general and specialty engineering services we provide. We serve the Southwest U.S. copper mining industry where we have developed specialized capabilities over time. Copper is buoyed by both near and long-term favorable fundamentals. Policy driven decarbonization targets are accelerating and copper is a critical component for electric vehicles, charging stations, high-efficiency motors, and renewable energy. According to the International Copper Association, electric vehicles use up to four times as much copper as internal combustion vehicles and renewable energy power generation uses four to five times as much copper as fossil fuel power generation. Copper is crucial for connecting and advancing development of core technologies and smart cities, including artificial intelligence, smart grids, 5G technologies, mobile phones and computers. Supply of copper is limited due to an aging base supply, limited numbers of in-progress and planned expansion projects, and the substantial time and entitlement challenges for execution of new projects. We also serve customers focused on mining of aggregates which are essential to the construction of roads and other transportation related infrastructure. The demand for mined aggregates is strongly correlated to transportation construction. According to the U.S. Geological Survey, 94% of the materials used in the construction of interstate highways are natural aggregates including crushed stone, sand and gravel. We expect the funding provided by the Infrastructure Investment and Jobs Act to stimulate increasing long-term demand for aggregates. We believe our customers are well positioned to benefit from supply constraints facing increasing copper and aggregates demand.

High Altitude Orthoimagery

In 2024, in connection with the Surdex acquisition, we included all revenue from aerial orthoimagery in our emerging markets. High altitude digital orthoimagery involves extremely high-resolution digital scanning of the earth’s surface from manned, fixed-wing aircraft flying at a variety of altitudes. To capture these images, aircraft of different configurations are modified to accommodate precision imaging equipment being mounted inside the aircraft’s fuselage pointing downward with clear visibility. The scanners and cameras are operated at high speeds while flying overlapping patterns covering large target areas. Raw data is converted to manageable image files which are ‘stitched’ together to create detailed interactive multi-dimensional maps of highly varied terrain. These discrete images and layered maps are used by private and public entities in connection with multiple infrastructure planning and monitoring initiatives. Going forward, aerial orthoimagery will be combined with other geospatial services and similarly aligned with end-customer markets.
For the years ended December 31, 2024 and 2023, these emerging markets collectively represented 10.4% and 4.2%, respectively, of our gross contract revenue.
Growth Strategies
We continue to focus our efforts on the goal of growing our revenue to become an ENR Top 50 firm within five years of the completion of our initial public offering in May 2021. Our five-fold growth of revenue over the past ten years is derived from both acquisitive and organic growth, including significant post-integration organic growth in the businesses we have acquired. Two of our bedrock cultural values are growth and entrepreneurial spirit. Our commitment to sustaining our unique culture as we continue to expand has been, and will continue to be, fundamental to maintaining an engaged workforce and delivering organic growth throughout our organization.
We intend to continue to grow through acquisitions. The current outlook is positive for each of the markets we work in and services we provide, and we intend to grow aggressively and opportunistically within each of them. To achieve the

Table of Content
aggressive growth targets we have established, we plan to focus effort and resources on markets and service line expansion opportunities with the following characteristics:
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
These characteristics of market and service line opportunities are fluid, and we may adapt them from time to time to evolving dynamics. We intend to be opportunistic, responsive to evolving macro-economic trends, and deliberate in our evaluation of attractive and synergistic opportunities in other markets when they present themselves.
In addition to market expansion, we intend to grow by investing in and acquiring skillsets, service lines, technology solutions, production tools, and equipment which deepen our market penetration and provide enhanced revenue capture opportunities with our existing and prospective customers (also referred to as “wallet share”). Such strategic and synergistic service line extensions include, but are not limited to, program management, energy management and data management and analytics.
We have built a scalable organizational infrastructure that can accommodate significant growth without requiring a proportionate increase in overhead expense. We have invested time and resources in developing our accounting and financial systems, integration expertise, management reporting processes, human capital development programs and information technology infrastructure. As we grow the size and scale of the company, we expect to expand operating margins by leveraging our investments and general overhead structure over a larger labor pool.
Organic Growth
We engage all our employees in our commitment to responsible growth by encouraging responsible freedom, entrepreneurial spirit, innovative thinking, and collaborative business development through cross-selling and revenue capture. Throughout the organization, our employees, leaders and managers are provided opportunities to be invested in our success through equity participation and incentives that are targeted to reward organic growth and successful execution. As a public company, we believe in using our publicly traded equity as a component of our compensation strategy. Creative use of growth-connected and retention-oriented equity incentives along with a commitment to maintaining our core culture are key to the entrepreneurial spirit that we believe will drive our organic growth.
Acquisitive Growth
We maintain an active engagement with prospective acquisition targets and business brokers. The theme of our acquisition initiatives is adjacency, whereby we identify companies that provide customer, geographic, service line, skillset and culture that are aligned adjacently with our business and our growth objectives. We maintain full-time, in-house acquisitions, diligence, and integrations teams and have developed a robust network of third-party representatives working on our behalf to identify future acquisition targets that meet our strategic goals. We maintain a dynamic pipeline driven by general market awareness of our demand for acquisition, existing relationships we have cultivated, and deliberately directed activity of our representatives. We believe that our proven track record, ownership culture, and unyielding commitment to preserving a uniquely entrepreneurial culture as we grow will provide us a competitive edge with acquisition targets as a desirable transaction partner. We generally impose stringent criteria to the evaluation of targets including:
•Advances one or more of our strategic growth objectives
•Provides opportunities for cross-selling
•Embodies a culture that is entrepreneurial and compatible with ours
•Serves a funded infrastructure spending category
•Is accretive to our leadership and executive talent pool
•Creates technology advancement and service delivery improvement opportunities
•Aligns with our capital allocation strategy and risk tolerance profile

Table of Content
Although we generally apply rigorous financial discipline in the execution of our acquisition program, purchase price is not always the primary deal determinant. We evaluate targets holistically, considering all the factors mentioned above.
Geographic Expansion
We intend to continue a program of deliberate and opportunistic geographic expansion. Over the foreseeable future, we plan our geographic footprint to be generally focused on but not limited to North America, concentrating on the United States, with a potential secondary focus on Canada and Mexico. While acquisitions will generally be the source of geographic expansion, we may also establish presence in new areas by opening new offices. To maintain consistency with our acquisition program, we maintain a dynamic list of target metropolitan statistical areas (“MSAs”) that will serve as focus areas for expansion. General criteria for our target expansion MSAs include:
•Population scale or trajectory of one million or greater
•Location which complements and/or expands customer opportunities
•Established or emerging industrial, commercial and/or residential profile
•Availability of high caliber, skilled labor force
We expect our geographic expansion decision making to be fluid, flexible, opportunistic, and loosely bound by the criteria described above.
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

Table of Content
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

Table of Content
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
•Aerial orthoimagery
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

Table of Content
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

Table of Content

•Highway bridges
•Culverts
•Retaining walls
•Pedestrian bridges
•Buildings
•Railroad bridges
•Tanks
•Contractor services

Water Resources
The U.S. water supply is becoming scarcer and in need of protection while at the same time our water infrastructure renewal needs increase. To address these challenges, we work with our customers to develop sustainable solutions to their water, wastewater, and water resources challenges. Our team of water professionals and technologists provide specialized water supply, distribution, wastewater infrastructure and treatment, and asset management engineering and consulting services to customers. Our in-house expertise ranges from planning, design, and construction assistance to municipalities, county agencies, public utilities, and private customers in helping them meet potable water and wastewater needs. We work regularly with state and federal governments in maintaining existing systems. For customers who need funding assistance, our teams have expertise in attaining grants, funds, and loans. Examples of projects include:

•Filtration systems
•Water pumping and storage systems
•Elevated storage tanks
•Reverse osmosis systems
•Disinfection / treatment systems
•Distribution systems
•Water treatment systems
•Nutrient removal systems
•Pump stations
•Collection system
•Reuse systems
•Membrane treatment systems
Acquisitions
Acquisitions are a core component of our growth plans. Since our initial public offering in May 2021 through December 31, 2024, we have successfully acquired thirty-four operating engineering and consulting companies and four non-operating companies from which we strictly acquired certain, state-specific licensing rights. Our acquisitions activities have added numerous capabilities, services, leadership and customers in addition to expanding our operations throughout the continental United States. Many of the senior leaders in our company today come from companies we acquired both before and after becoming a public company. We are regularly engaged in discussions with acquisition prospects. The discussions range in formality from an initial inquiry to a non-binding letter of intent. Not all prospective acquisitions materialize as completed transactions.
Recent Acquisitions
In 2024, we completed eight acquisitions, one of which closed after September 30, 2024. None of these recent acquisitions was individually or collectively in the aggregate significant under Rule 3-05 of Regulation S-X. The 2024 acquisitions are summarized below in order of acquisition.
•TCE, Inc (“TCE”). On February 5, 2024, we acquired the business and operations of Trudell Consulting Engineers. TCE is a Willston, Vermont based professional services firm focused on civil engineering, landscape architecture, land surveying, utility locating and environmental services. The company works with private and public customers along with private developers, planning authorities, municipalities, renewable energy providers, natural resource excavators, hospitality and ski resort operators, property managers and retailers.

Table of Content
•Speece Lewis Engineers, LLC (“Speece”). On February 20, 2024, we acquired the business and operations of Speece Lewis Engineers, LLC. Speece is a Lincoln, Nebraska based professional services firm specializing in transportation, bridge design, surveying and hydraulics. The company works with private and public customers along with natural resource districts; federal, state, county, and municipal governments; as well as private and commercial entities.
•Surdex Corporation (“Surdex”). On April 3, 2024, we acquired the business and operations of Surdex Corporation. Surdex is a St. Louis, Missouri based professional services firm specializing in geospatial and engineering, low-, medium- and high-altitude digital orthoimagery, advanced high-resolution LiDAR, intelligent digital mapping, 3D hydrography, and disaster mapping. Surdex develops geospatial mapping and digital orthoimagery that enables federal, state, and local governments to view, measure, and analyze extremely high-resolution data tied to identified geographic features. Surdex serves a variety of public sector customers and contracts including multiple state departments of transportation, the US Department of Agriculture, the US Geological Survey, the US Army Corps of Engineers, and other state and local government agencies.
•Moore Consulting Engineers, LLC (“Moore”). On April 17, 2024, we acquired the business and operations of Moore Consulting Engineers LLC. Moore is a mechanical, electrical, plumbing, and fire protection ("MEP/FP") engineering firm based in Shamong, New Jersey. Moore provides comprehensive MEP/FP engineering services to private and public sector customers throughout the United States.
•Element Engineering, LLC (“Element”). On July 12, 2024, we acquired the business and operations of Element Engineering, LLC. Element is a professional services firm based in Lakewood, Colorado that provides civil, water and wastewater engineering services. Element primarily serves municipal customers in rural communities and specialty districts throughout the Rocky Mountain West and Midwest.
•Financial Consulting Group, Inc. (“FCS”). On July 18, 2024, we acquired the business and operations of Financial Consulting Group, Inc., a Redmond, Washington based professional services firm focused on addressing the financial, management and economic challenges facing public sector entities including utilities, state and local governments, regional agencies and public safety organizations. FCS consults for a variety of customers, including government agencies in urban and suburban areas, rural utility systems, municipal authorities in regions with seasonal or climate sensitivities and communities with special commercial and industrial needs.
•Robau and Associates, LLC (“Robau”). On August 26, 2024, we acquired the business and operations of Robau and Associates, LLC. Robau is a Naples, Florida based firm with a professional staff with an extensive project portfolio that enhances civil engineering, water resources and project management offerings.
•Exeltech Consulting, Inc.(“Exeltech”). On October 31, 2024, we acquired the business and operations of Exeltech. Exeltech is a Lacey, Washington based company that specializes in bridge design, transportation planning, environmental compliance, civil engineering, landscape architecture, permitting and construction management for owners and operators of transportation infrastructure, transit facilities, ports and harbors, waterfront developments, building structures, and storm drainage and utility systems. Exeltech serves customers throughout the Pacific Northwest from offices in Washington, Oregon, and Montana.
Under the acquisition purchase agreements, we paid a total of approximately $79.7 million for these acquisitions, including 1,023,786 shares of common stock valued at a total of $33.9 million or an average of $33.12 per share. The remaining consideration was comprised of a combination of cash and seller notes, including notes convertible into shares of common stock at the option of the seller. For full purchase price accounting, see Note 4 Acquisitions in Part IV of this Annual Report on the 10-K, for additional information. Consistent with our acquisition strategy, we generally intend to have fully integrated the operations, systems, and employees of our acquired companies into our organization during a transition and integration period of up to one year, after which we expect to phase out the individual brands.
Key Customers and Projects
We serve a diverse portfolio of public and private customers, who own, construct, and maintain the built environment. Approximately 60% of our customers during the year ended December 31, 2024 were repeat customers, which we define as any customer from which revenue was earned in both the full years ended December 31, 2024 and 2023, excluding revenue derived from companies we acquired in 2024. Our breadth of our customer base diversifies risk, with the ten largest customers we served accounting for approximately 18% and 18% of our net service billing during the years ended December 31, 2024 and 2023, respectively. We avoid concentration of exposure with no single customer accounting for more than 5% of our net service revenue during either of these periods. We focus our business development

Table of Content
efforts on increasing the proportion of our revenue generated by long-term projects and multi-year contracts. We intend to continue expanding long-term relationships and multi-year assignments with both public and private sector customers through organic growth and acquisitions. During each of the years ended December 31, 2024 and 2023, approximately 27% and 21% of our revenue was derived from assignments with public sector customers directly.
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
For the years ended December 31, 2024 and 2023, we derived approximately 60% and 62%, respectively, of our gross contract revenue from lump sum assignments and approximately 33% and 28%, respectively, from hourly assignments. The remainder of our gross contract revenue in each year was derived from reimbursements for itemized passthrough items such as consultants and direct expenses.
Backlog
We calculate the value of our not yet billed gross contract revenue to measure backlog and predict future revenue. Backlog includes fully awarded and contracted work along with revenue we expect to invoice over an eighteen-month time frame for open-ended long-term engagements and undefined multi-year assignments. To calculate backlog, we assess the gross contract revenue we will recognize in connection with the completion of as yet billed customer commitments. Our

Table of Content
backlog increases both because of new contracts entered into with customers and through acquisitions. On December 31, 2024 and 2023, our gross backlog was divided among our markets as follows:

	December 31, 2024	December 31, 2023
Building Infrastructure	41%	55%
Transportation	35%	24%
Power & Utilities	15%	17%
Emerging Markets	9%	4%
We use backlog to predict appropriate staffing levels and forecast gross contract revenue growth, both of which typically move accordingly over time with changes in backlog. Backlog definitions and methods of calculation vary within our industry. As such, backlog is not a reliable metric on which to evaluate us relative to our peers.
As of December 31, 2024, we had approximately $399 million of gross backlog, representing a 31.0% increase as compared to $306 million as of December 31, 2023.
We have experienced growth in our backlog as we have expanded our footprint, increased our customer base, more deeply penetrated our end markets and been successful in our acquisitions program. We believe that our growth in backlog is a positive indicator of the efficacy of our growth strategies.
Marketing and Sales

We position ourselves as a preferred provider of services to those who own, construct and maintain the built environment. We secure assignments primarily through business development efforts targeted at cultivating new customers, cross-selling of our services to existing customers to increase wallet share, expanding customer relationships into new geographies as we grow, referrals and social media campaigns. We maintain professional marketing and business development staffs that work closely with our managers and leadership to develop strategic, targeted programs for affecting outreach, advancing our brand, producing professional project bids and submissions, developing new opportunities and securing new assignments.

Consumers of engineering and technical services consistent with those we offer can be local, regional, and national organizations with projects ranging from a single, quick-turn deliverable to complex long-term assignments and multi-year engagements with evolving phases and deliverables. By focusing our business development efforts more on long-term assignments and multi-year engagement opportunities in growing end markets, we extend the visibility of future revenue forecasts and reduce the costs and uncertainty associated with backlog depletion, staffing optimization and revenue replacement. We expect to continue to experience continued organic growth based on our commitment to delivering the highest quality and most creatively conceived solutions to our customers.

Our business development and marketing efforts emphasize lead generation, industry group networking, project and staff promotion and general corporate visibility. We support our managers’ business development efforts with a seasoned team of marketing professionals embedded throughout our organization working to professionalize every touchpoint with customers, prospects and influencers. We complement our marketing and business development efforts with extensive social media and traditional press awareness.
We actively engage in creating revenue capture by cross-selling our services between customers, geographies and markets. We define cross-selling and revenue capture as either expanding our relationship with a particular customer by providing additional services and expanded geographic coverage or expanding our overall market penetration throughout our national operation. Our acquisitions offer significant cross selling and revenue capture opportunities which facilitates organic growth. As our service offerings continue to develop and we expand our portfolio of services, we anticipate increases in our cross-selling successes.
Competition
Our competition for assignments varies according to the market, geographical area of the project and the nature and scope of each opportunity. The engineering and consulting industry is highly fragmented and characterized by many small and mid-sized companies that focus their operations on regional markets or specialized service niches. On any given opportunity, we compete and/or team with many of the same local, regional and national companies.

Table of Content
Industry participants compete on the strength of customer relationships, reputation for quality of service and reliability, expertise in local markets, technical capabilities, and price. While price differentiation remains an important element in competitive bidding and is often a significant factor in securing public sector contracts, we believe that value, quality, reputation and scale are competitive differentiators that positively affect our ability to win work. The importance of the foregoing factors varies widely based upon the nature, location, and size of the project. On highly complex and sought-after projects, our breadth of services, technology tools, financial foundation, work-sharing orientation and geographic reach afford us flexibility in pricing and cost estimation. Our ability to provide comprehensive and integrated solutions gives us flexibility when it comes to pricing strategies to meet customer budgets and funding limitations. We believe that we benefit from our diversified service offerings, adaptable technology and highly skilled, diverse and qualified employees.
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
Human Capital Resources
As of December 31, 2024, we had approximately 2,200 employees, of which approximately 93% are full-time employees. We believe our 2024 voluntary turnover rate among our full-time and part-time professional staff, inclusive of acquisition related hires, was reflective of the competitive labor market in our industry and our commitment and does not represent a substantial risk to our ability to deliver our backlog. Our reputation, aided by our position as a publicly traded company with dedicated internal recruiting staff and nationally scaled work-share platform, has afforded us the ability to be successful in locating and engaging with qualified and credentialed employees as needed on an anywhere-anytime basis. We do not expect our growth efforts to be significantly constrained by a lack of qualified personnel or by any geographic limitations. We consider our employee relations to be exceptional and our level of engagement with employees to be high. As of December 31, 2024, our licensed professional staff represented approximately 33% of our workforce, which we consider appropriate for our operating profile.
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

Qualified Representative Workforce. We believe that a representative workforce contributes to our success in capturing work, recruiting professionals and retention of our workforce. We have focused our recent efforts in four areas: inspiring innovation through culture of inclusion and acceptance; expanding our efforts to recruit and hire qualified and representative talent; advocating and facilitating employee engagement; and identifying strategic initiatives and partnerships that promote employee satisfaction.

Health, Safety and Wellness. Fundamental to the success of our business is our commitment to the safety and well-being of our employees and customers. Accordingly, we dedicate resources to making sure our employees are trained and equipped to carry out their job functions to keep themselves, our customers, and the communities in which we work safe. We provide employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including: 1) benefits that provide protection and security so employees have peace of mind concerning

Table of Content
events that may require time away from work or that impact financial well-being; 2) support for physical and mental health through tools, resources and leave policies that help improve or maintain health status and encourage engagement in healthy behaviors; and 3) choices where possible, so employees can customize benefits to meet their needs and the needs of their families. We believe that in-person collaboration is a critical component of employee engagement. While we do not mandate absolute full-time in-office attendance, we encourage managers to implement policies that encourage employees to work collaboratively on a regular basis in our offices.
Talent Development. We invest significant resources to develop the talent needed to remain a leading engineering services provider. We deliver numerous training opportunities, provide geographic flexibility, have expanded our focus on continuous learning and development, and implemented industry-leading methodologies to manage performance, provide feedback and develop talent.
Our talent development programs provide employees with the resources they need to help achieve their career goals, to build management skills and lead their organizations. We provide a series of employee workshops throughout the company that support professional growth and development. Additionally, our manager and leadership development programs provide an ongoing opportunity for employees to practice and apply learning around conversations aligned with our annual review process. We offer employees a breadth of online tools that provide quick access to learning resources that are personalized to the individual’s development objectives.
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

Each state establishes licensing and organizational requirements for our services. Certain states allow only individuals and individually owned professional services corporations to hold licenses. In those states there may be grandfathering exemptions that allow corporations to hold licenses. In the event a state does not allow a corporation to hold a license, we have in the past, formed professional services corporations owned by Mr. Bowman and other employees to facilitate our ability to work in such states. To the extent we could not adequately satisfy a state’s licensing requirements, we would not operate in that state. As of December 31, 2024, we were licensed to operate in all states within the United States either directly or through an affiliate.
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

Table of Content
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
•Demand from customers is cyclical and vulnerable to economic downturns. If the economy weakens or customer spending declines, our financial results may be impacted;
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

Table of Content
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
As a professional and technical engineering and consulting solutions provider we depend upon our ability to hire, retain, and utilize qualified personnel, including our executive management team, engineers, architects, designers, craft personnel and corporate management professionals who have the required experience and expertise at a reasonable cost. The market for these and other personnel is competitive. From time to time and in different regions, it may be difficult to

Table of Content
attract and retain qualified individuals with the expertise, and in the timeframe, demanded by our customers, or to replace such personnel when needed in a timely manner. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain qualified personnel. Furthermore, we may become required to employ technical professions with government granted clearance to obtain or contribute to certain government projects. If we were to lose some or all of these personnel, they would be difficult to replace. Loss of the services of, or failure to recruit, qualified technical and management personnel could limit our ability to successfully complete existing projects and compete for new projects.
In addition, if any of our key personnel or members of executive management retire or otherwise leave the company, we need to have appropriate succession plans in place and successfully implement such plans. Implementing a succession plan requires that we devote time and resources toward identifying and integrating new personnel into leadership roles and other key positions. If we cannot attract and retain qualified personnel or effectively implement appropriate succession plans, there could be a material adverse impact on our business, financial condition and results of operations. We do not maintain key-man life insurance policies on our executive officers.
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

Table of Content
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
Our results of operations depend on the award of new contracts, the renewal of existing contracts and the timing of the performance of these contracts.
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

Table of Content
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
The last several years have been periodically marked by political, social and economic concerns, including decreased consumer confidence, the lingering effects of international conflicts, energy costs and inflation. Ongoing instability and current conflicts in global markets, including Eastern Europe, the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geopolitical events throughout the world have created and may continue to create economic and political uncertainties and impacts. For example, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. The military conflict between Ukraine and Russia as well as conflicts in the Middle East remains uncertain; however, the conflicts and sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into global markets and the global economy. Current global geopolitical tensions, including those related to Ukraine and the Middle East, may exacerbate any economic downturn. In addition, recent significant changes in U.S. trade policies and actual or potential tariffs may create uncertainty regarding the relationship between the United States and certain other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. These factors could restrict some of our customers’ access to products, components, raw materials or construction materials or otherwise increase the cost of such goods, which may have a material adverse effect on their business, financial condition and results of operations, which in turn could negatively impact us.
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

Table of Content
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
Outbreaks of communicable diseases, directly or indirectly, a material and adverse effect on our business, financial condition, and results of operations. The duration and extent to which this will impact our future financial condition and results of operations remains uncertain.
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
During 2023 and 2024, the economy in the United States and global markets encountered a material increase in the level of inflation. Geopolitical developments such as the Russia-Ukraine conflict, the conflict in the Middle East and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.
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

Table of Content
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
Backlog represents the total dollar amount of revenues we expect to record in the future from the performance of work under contracts we have been awarded. As of December 31, 2024, our gross backlog totaled approximately $358 million. There is no assurance that backlog will be realized as revenues in the amounts reported or, if realized, will result in

Table of Content
profits. In accordance with industry practice, substantially all our contracts are subject to cancellation, termination, or suspension at the discretion of the customer. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the services required by the project. The risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.
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
Our contracts include one or more assignments and often include assignments through which we commit to the performance of work for a specified lump-sum fee, subject to price adjustments if the scope of the assignment changes or unforeseen conditions arise. For financial reporting, any contract with one or more lump-sum fee assignment is characterized in total as a fixed fee contract and is reported in the aggregate as such. During the years ended December 31, 2024 and 2023, we derived over 60% and 62%, respectively, of our revenue from lump-sum assignments. Lump-sum assignments expose us to a number of risks not inherent in cost-plus and time and material assignments, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform, and economic or other changes that may occur during the contract period. Losses under lump-sum assignments could adversely impact our results of operations.
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

Table of Content
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
We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our customers’ proprietary or classified information. These threats may increase as a result of the increased capabilities of artificial intelligence and other emerging technologies that may be used maliciously, as well as geopolitical instability or conflicts. For example, as a result of the conflict between Russia and the Ukraine, in February 2022 the U.S.

Table of Content
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

Table of Content
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
Because we have grown in part through acquisitions, and expect to grow further through acquisitions, goodwill and intangible assets represent a substantial portion of our assets and will likely represent a more substantial portion in the future. As of December 31, 2024 and 2023, we had $134.7 million and $96.4 million of goodwill, representing 26.8% and 23.9%, respectively, of our total assets as of December 31, 2024 and 2023. Under U.S. GAAP, we are required to evaluate goodwill carried in our consolidated balance sheet for possible impairment on an annual basis using a fair value approach. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below our goodwill carrying value. These events or circumstances could include a significant change in the business climate, including legal factors, economic impacts, operating performance indicators, competition, sale, or disposition of a significant portion of our business, potential changes in regulatory or licensing requirements, and other factors.
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

Table of Content
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
Borrowings under our credit agreement with Bank of America, N.A. bear interest at variable rates, exposing us to interest rate risk. Interest rates in the United States may continue to increase in the future. If interest rates continue to increase, our debt service obligations on borrowings under our credit agreement would continue to increase even though the amount borrowed would remain the same, and our results of operations and cash flows for servicing our indebtedness would decrease, perhaps significantly.
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
Legislation is proposed periodically that attempts to limit the ability of governmental agencies to contract with private consultants to provide services. Should such changes occur and be upheld, demand for our services may be materially adversely affected. For each of the years ended December 31, 2024 and 2023, approximately 27% and 21% of our gross revenue was derived from services performed under contracts with governmental agencies, respectively. While attempts at such legislation have failed in the past, such measures could be adopted in the future.
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

Table of Content
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
Each state establishes licensing and organizational requirements for our services. Certain states allow only individuals and individually owned professional services corporations to hold licenses. In those states there may be grandfathering exemptions that allow corporations to hold licenses. In the event a state does not allow a corporation to hold a license, we have in the past formed professional services corporations owned by Mr. Bowman and other employees to facilitate our ability to work in such states. To the extent we cannot adequately satisfy a state’s licensing requirements, we

Table of Content
do not operate in that state. As of December 31, 2024, we were licensed to operate in all states within the United States either directly or through an affiliate.
Changes in tax laws could increase our tax rate and tax payments and materially affect our results of operations.
We are subject to tax laws in the United States and various states. The current U.S. presidential administration has called for fiscal and tax policies, which may include extension of the 2017 Tax Cut & Jobs Act as well as other aspects of tax reform. Some of these proposed changes to the taxation of our activities could increase our effective tax rate and harm our results of operations. Further, as part of the recently adopted Inflation Reduction Act of 2022, the United States implemented a 1% excise tax on the value of certain share repurchases by publicly traded companies and this excise tax rate could plausibly increase through additional legislation. As discussed below, this tax could increase the costs to us of any share repurchases. In addition, under the 2017 Tax Cut & Jobs Act, research and experimental costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective for our fiscal year ended December 31, 2024. Unless this provision of the act is repealed or its effectiveness is deferred, the capitalization requirement would significantly increase our tax payments.
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

Table of Content
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
Our Chairman and Chief Executive Officer owns a large percentage of our voting stock, which may allow him to have a significant influence on all matters requiring stockholder approval.
Gary Bowman, our Chairman and Chief Executive Officer, beneficially owned 2,339,041 shares, or approximately 13.57% of our common stock as of March 12, 2025. Mr. Bowman has significant power to influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including decisions regarding mergers, going private transactions, and other extraordinary transactions, and to significantly influence the terms of any of these transactions. Although Mr. Bowman owes our stockholders certain fiduciary duties as a director and an executive officer, Mr. Bowman could take actions to address his own interests, which may be different from those of our other stockholders.
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

Table of Content
If additional shares of our common stock are issued or sold, or if it is perceived that they will be issued or sold, in the public market, the market price of our common stock could decline.
We cannot guarantee that our share repurchase program will be fully implemented or that it will enhance long-term stockholder value.
On August 15, 2024, our board of directors authorized a $25 million share repurchase program under which we may repurchase up to $25 million of our common stock. On November 29, 2024 the board of directors authorized an increase to this repurchase authorization from $25 million to $35 million. The authorization is effective through July 31, 2025.
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

Table of Content
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

Table of Content
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
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have integrated cybersecurity risk management into our broader enterprise risk management framework to promote a company-wide culture of cybersecurity risk awareness and management. This integration aims to ensure that cybersecurity considerations are an integral part of our decision-making processes at every level. We have developed an enterprise risk management program (“ERM”) designed to assess, identify, manage and mitigate material risks, including cybersecurity risk. ERM is a Company-wide initiative that involves both the board of directors and our management. The program is designed to identify and assess risks most critical to our success including through an analysis of the likelihood of occurrence and potential impact of each risk. The executive leadership team, including our Chief Executive Officer, and our management team, comprised of department leaders and subject matter experts, are responsible for identifying, assessing, managing and mitigating risks with Board appropriate oversight.
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
We do not believe that any risks from cybersecurity threats, nor any previous cybersecurity incidents, have materially affected us. However, the sophistication of cyber threats continues to increase, and the preventative actions that we have taken and continue to take to reduce the risk of cyber incidents and protect its systems and information may not

Table of Content
successfully protect against all cyber incidents. For more information on how cybersecurity risk may materially affect our business strategy, results of operations, or financial condition, please refer to Item 1A Risk Factors.
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
Item 2. Properties
Our principal executive office is located at 12355 Sunrise Valley Drive, Suite 520, Reston, Virginia 20191, which we lease under a seven-year commitment with annual lease payments of $0.3 million. We do not own any real property. We currently operate out of more than 95 core locations nationally, of which one is a related party transaction with a property owner including members of our management team, and two offices in Mexico. Our lease terms vary ranging from month-to-month to multi-year commitments. While we take pride in offering work locations to our employees that are conveniently located, professionally finished, well appointed, transit-centric and amenity rich, we do not consider any specific leased properties to be materially important to our long-term prospect for success. While we do believe it is necessary to maintain offices through which our services are coordinated and our employees collaborate in person, we feel there are an ample number of available office rental properties that could adequately serve our needs should we need to relocate or expand any of our operations.
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
Our common stock is traded on the Nasdaq Global Select Market under the symbol BWMN. There were approximately 12 shareholders of record at February 28, 2025.
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

Comparison of Cumulative Total Return Among Bowman Consulting Group Ltd., the Russell 2000 Index, and the Nasdaq Market Index
Bowman Consulting Group Ltd.
Russell 2000 Index
Nasdaq Market Index
300.00
250.00
200.00
150.00
100.00
50.00
-
2021
2022
2023
2024

	ASSUMES $100 INVESTED ON MAY 7, 2021
	FOR THE YEAR ENDED DECEMBER 31, 2024
	2021	2022	2023	2024
Bowman Consulting Group Ltd.	100.00	156.07	253.71	114.19
Russell 2000 Index	100.00	77.53	89.23	126.62
Nasdaq Market Index	100.00	76.11	109.16	184.50

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
Unregistered Sales of Equity Securities
Sales of unregistered securities during the year ended December 31, 2024 were previously disclosed in our Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024. Subsequent to September 30, 2024 and through the reporting date of this Annual Report on Form 10-K, we made no sales of the unregistered securities, other than the following:
On November 5, 2024, we issued a $2.2 million 5.00% unsubordinated convertible note with a maturity date in November 2028 as partial consideration for the acquisition of Exeltech Consulting, Inc. (see Note 4 Acquisitions). The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $32.32 per share upon proper notice. Subject to the exercise of the conversion, the convertible note will have quarterly payments of principal, interest or both beginning in April 2025 and ending in November 2028. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash.
The offer, sale and issuance of the securities described above were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipient of securities in the above transaction acquired the securities for investment only and not with a view to, or for sale in connection with any, distribution thereof and appropriate legends were affixed to the securities issued in the transaction. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The recipient had adequate access, through employment, business, or other relationships, to information about us.
Issuer Purchases of Equity Securities
The following table summarizes the purchases of shares of our common stock made by us during the three months ended December 31, 2024 (in thousands, except share data and average price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
10/1/24 - 10/31/24	224	21.75	179,512	17,146,588
11/1/24 - 11/30/24	-	24.43	114,131	14,358,018
12/1/24 - 12/31/24	320	26.78	100,849	11,656,400
(1) This column reflects shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2) On August 15, 2024, the board of directors authorized a $25 million share repurchase program under which the Company may repurchase up to $25 million of our common stock. On November 29, 2024, the board of directors authorized an increase to this repurchase authorization from $25 million to $35 million (collectively referred to as the "2024 Repurchase Authorization"). The authorization is effective through July 31, 2025. The execution of the repurchase program is expected to be consistent with the Company’s strategic initiatives which prioritize investments in organic and acquisitive growth. The timing and amount of any share repurchases will be determined by management at its discretion based on several factors including share price, market conditions and capital allocation priorities. Shares may be repurchased from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The share repurchase program does not obligate Bowman to acquire a specific number of shares of common stock and may be suspended, modified, or discontinued at any time without notice.

Table of Content
As of December 31, 2024, we have repurchased 958,013 shares of our common stock under the 2024 Repurchase Authorization.
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
Overview
Bowman is a professional services firm delivering innovative engineering, technology and program management services to customers who own, develop, and maintain the built environment. We provide planning, engineering, construction management, commissioning, environmental consulting, geospatial imaging, surveying, land procurement and other technical services to over 4,750 customers operating in a diverse set of end markets. We work as both a prime and sub-consultant for a broad base of public and private sector customers that generally operate in highly regulated environments.
We have a diversified business that is not dependent on any one customer service line, geographic region, or end market. We are deliberate in our efforts to balance our sources of revenue and avoid reliance on any one significant customer, service line, geography or end market concentration. Our strategic focus is on penetrating and expanding our presence in markets which best afford us opportunities to secure assignments that provide reoccurring revenue and multi-year engagements thus resulting in dependable and predictable revenue streams and high employee utilization. We limit our exposure to risk by providing professional and related services exclusively. We do not engage in general contracting activities either directly, or through joint ventures, and therefore have no related exposure. We are not a partner in any design-build construction projects. We carry no heavy equipment inventory, and our risk of contract loss is generally limited to time associated with fixed fee professional services assignments.
Gross contract revenue for the years ended December 31, 2024, and 2023 was $426.6 million and $346.3 million, respectively. Gross contract revenue derived from our workforce (see Net service billing – non-GAAP below) represented 89.0% and 87.8% of gross contract revenue for the years ended December 31, 2024 and 2023, respectively. Our net income (loss) for the years ended December 31, 2024, and 2023 was $3.0 million and ($6.6) million, respectively. Our Adjusted EBITDA (see Adjusted EBITDA - non-GAAP below) was $59.5 million on net income of $3.0 million and $47.0 million on net loss of $6.6 million for the years ended December 31, 2024, and 2023, respectively.
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

Table of Content
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
The majority of our assignments are lump sum in nature representing approximately 60% and 62% of our gross contract revenue for the years ended December 31, 2024 and 2023, respectively. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that is performed at risk with no documented customer commitment.
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

Table of Content
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

Table of Content
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
We perform an annual impairment test as of October 1 of each year with quarterly confirmations that no triggering events have occurred. As our business is highly integrated and its components have similar economic characteristics, we have concluded we operate as one reporting unit at the combined entity level. We evaluate goodwill for potential impairment on an annual basis or at other times during the year if indicators of impairment exist. We evaluate goodwill for potential impairment by comparing the carrying value of the reporting unit to its fair value. When we evaluate goodwill for potential impairment, generally, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine qualitatively that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if we decide to bypass the qualitative assessment, we perform a quantitative analysis. The quantitative analysis is used to identify both the existence of impairment and the amount of the impairment loss by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. The estimated fair value is based on forward-looking estimates of performance and cash flows of our reporting

Table of Content
units, which are based on historical operating results, adjusted for current and expected future market conditions, as well as various internal projections and external sources. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss would be recognized in our consolidated statement of operations in an amount equal to the excess of the carrying value over the estimated fair value, limited to the total amount of goodwill allocated to that reporting unit.
We performed our annual impairment analysis for the years ended December 31, 2024 and 2023 and did not identify any indicators of impairment.
Income Tax
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
The Organization for Economic Cooperation and Development has released Pillar Two Model Rules, a 15% minimum effective tax rate designed to ensure that large multinational enterprises pay a minimum level of tax on the income arising in each jurisdiction where they operate and mandates sharing of certain company information with taxing authorities on a local and global basis. Certain jurisdictions have enacted, and others have proposed, legislation to implement certain provisions of Pillar Two. We are continuing to monitor the implications resulting from the potential enactment of Pillar Two rules in the jurisdictions where we operate, and do not currently anticipate a material impact.

Table of Content
Results of Operations
Consolidated results of operations
The following represents our consolidated results of operations for periods indicated (in thousands):

	For The Year Ended December 31,
	2024	2023
Gross contract revenue	$426,564	$346,256
Contract costs (exclusive of depreciation and amortization)	203,761	170,223
Operating expense	224,803	176,689
(Loss) Income from operations	(2,000)	(656)
Other expense	6,946	5,791
Income tax (benefit) expense	(11,980)	177
Net income (loss)	$3,034	$(6,624)
Net margin	0.7%	(1.9)%
Other financial information [1]
Net service billing	$379,669	$303,994
Adjusted EBITDA	59,520	47,031
Adjusted EBITDA margin, net	15.7%	15.5%
1Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below in results of operations.
Year ended December 31, 2024 as compared to the year ended December 31, 2023
Gross Contract Revenue
Gross contract revenue for the year ended December 31, 2024 increased $80.3 million or 23.2% to $426.6 million as compared to $346.3 million for the year ended December 31, 2023. For the year ended December 31, 2024, gross contract revenue attributable to work performed by our workforce increased $75.7 million, or 24.9% to $379.7 million or 89.0% of gross contract revenue as compared to $304.0 million or 87.8% for year ended December 31, 2023 (see Net service billing – non-GAAP). Of the $80.3 million increase in gross contract revenue during the year ended December 31, 2024, acquisitions completed in 2024 represented $42.5 million or 52.9% of the increase.
Changes in gross contract revenue (“GCR”) for the year ended December 31, 2024, disaggregated between our core and emerging end markets, were as follows (in thousands other than percentages):

	For the Year Ended December 31,
Consolidated Gross Contract Revenue	2024	%GCR	2023	%GCR	Change	% Change
Building Infrastructure[3]	$219,596	51.4%	$194,867	56.3%	$24,729	12.7%
Transportation	87,746	20.6%	72,829	21.0%	14,917	20.5%
Power & Utilities[3]	75,026	17.6%	64,156	18.5%	10,870	16.9%
Emerging Markets[1]	44,196	10.4%	14,404	4.2%	29,792	206.8%
Total:	$426,564	100.0%	$346,256	100.0%	$80,308	23.2%

Acquired[2]	$42,454	10.0%	$30,497	8.8%	$11,957	39.2%

1 Represents environmental, mining, water resources, imaging and mapping and other.
2.Acquired revenue in prior periods is as previously reported; four quarters post-closing, acquired revenue is thereafter reclassified as organic for the purpose of calculating organic growth rates.
3 Includes periodic reclassifications of revenue between categories from prior periods for consistency of presentation.

Table of Content
For the year ended December 31, 2024, gross contract revenue from our building infrastructure market increased $24.7 million or 12.7% as compared to the year ended December 31, 2023. Building Infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue is the result of organic growth and acquisitions. Within the building infrastructure market, 36.0% of gross contract revenue was derived from residential assignments including single family, multi-family and mixed-use housing stock, 45.0% from commercial assignments including retail, hospitality and quick-serve restaurants (QSR), office and industrial, data centers and healthcare, and 19.0% from municipal assignments. Within residential, 53.3% of gross contract revenue was derived from for-sale homebuilding assignments, 40.4% from residential multi-family and 6.3% from mixed use projects. While the homebuilding market shows signs of rebounding from prior year interest rate impacts, for-sale residential services represented just 9.9% of our total gross contract revenue for year ended December 31, 2024. Within commercial, 36.6% of revenue was derived from office and industrial assignments, 40.0% from retail, hospitality, and quick serve restaurants, 15.1% from data centers, 8.3% from healthcare. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market as we continue to experience strength in markets including data centers, quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.
For the year ended December 31, 2024, revenue from transportation increased $14.9 million or 20.5% as compared to the year ended December 31, 2023. The increase was attributable to new contract awards in transportation both from public and private customers along with acquired transportation backlog which we were able to deliver to customers, within transportation, 61.8% of our gross contract revenue was derived directly from public sector customers including DOTs, tollway operators, transit authorities aviation operators and others with the remaining 38.2% derived from private sector customers. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of renewable energy with traditional transmission infrastructure and the continued growth we are projecting in the clean energy transition, we have consolidated renewable energy into the power and utilities category (sometimes referred to herein as the power, utilities and energy market) of our revenue mix and have adjusted historical balances accordingly. For the year ended December 31, 2024, revenue from power and utilities increased $10.9 million or 16.9% as compared to the year ended December 31, 2023. The additional increase in gross contract revenue from the power and utilities market is principally attributable to acquisitions and increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, along with additional increases derived from gas pipeline and electric transmission projects nationally. Within the power and utilities market, 75.4% of our gross contract revenue was derived from customers operating traditional power operations and 24.6% was derived from customers focused on renewables, EV infrastructure and energy transition operations. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our emerging markets consist of mining, water resources, environmental consulting, imaging and mapping and other natural resources services. For the year ended December 31, 2024, revenue from emerging markets increased $29.8 million or 206.8% as compared to the year ended December 31, 2023. This increase is primarily due to the acquisition of Surdex Corporation; see Note 4 - Acquisitions for additional information. Emerging market sectors represent lines of business that have not yet grown to a size whereby we would distinguish them as a separate market. Gross contract revenue within our emerging markets was 43.7% from imaging and mapping, 19.9% from mining activities where we have specialized in copper mining, 26.3% from water resources activities, and 10.1% from environmental and other natural resources consulting. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in various emerging market services.
For the years ended December 31, 2024 and 2023, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 26.8% and 20.8% of our gross contract revenue,, respectively. A portion of that increase is due to the reclassification of Pike Corporation from the private sector to the public sector. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector customers are included in the end market most aligned with work performed.

Table of Content
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $33..6 million or 19.7% to $203.8 million for the year ended December 31, 2024, as compared to $170.2 million for the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, total contract costs represented 47.8% and 49.1% of total contract revenue, respectively. For the years ended December 31, 2024 and 2023 total contract costs represented 53.7% and 56.0% of revenue attributable to our workforce, respectively (see Net Service Revenue). Total contract costs include both direct payroll costs, and sub-consultants and other expenses.
Total direct payroll costs increased $28.9 million or 22.6% to $156.9 million for the year ended December 31, 2024, as compared to $128.0 million for the year ended December 31, 2023 due to increased staffing resulting from acquisitions and organic growth. Total direct payroll accounted for 77.0% of total contract costs for the year ended December 31, 2024, an increase of 1.8 percentage points as compared to 75.2% for the year ended December 31, 2023.
Direct labor, the component of total direct payroll costs associated with the cost of labor relating to work performed on contracts (often referred to within our industry as utilization) increased $22.0 million or 22.9% to $118.0 million for the year ended December 31, 2024 as compared $96.0 million for the year ended December 31, 2023. For the year ended December 31, 2024 and 2023, direct labor costs represented 27.7% and 27.7% of gross contract revenue, respectively and represented 31.1% and 31.6% of the revenue attributable to our workforce, respectively. Labor costs not charged directly to customer contracts is considered indirect time and is treated as selling, general and administrative expense.
Other direct payroll costs, the component of total direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $6.9 million or 21.6% to $38.8 million for the year ended December 31, 2024 as compared to $31.9 million for the year ended December 31, 2023. This increase includes a $3.5 million increase in employee payroll taxes and a $1.1 million increase in health benefits for the year ended December 31, 2024, primarily due to the increase in the overall labor pool. This increase includes an increase of $1.1 million in the cost of non-cash stock compensation relating to direct payroll costs to $8.2 million for the year ended December 31, 2024, as compared to $7.1 million for the year ended December 31, 2023. The increase in non-cash stock compensation is likewise attributable to the increase in the overall labor pool.
Sub-consultants and expenses increased $4.6 million or 10.9% to $46.9 million for the year ended December 31, 2024, as compared to $42.3 million for the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, sub-consultant and expenses represented 11.0% and 12.2% of gross contract revenue, respectively. We expect sub-consultant costs to be in the range of 10-15% of gross contract revenue depending on contract mix at any given time, with transportation contracts tending to have a slightly higher sub-consultant percentage. The growth in sub-consultants and expenses is directly in-line with the increase of gross contract revenue.
Operating Expense
Total operating expense increased $48.1 million or 27.2% to $224.8 million for the year ended December 31, 2024, as compared to $176.7 million for the year ended December 31, 2023.
Selling, general and administrative expenses increased $39.1 million or 24.7% to $197.5 million for the year ended December 31, 2024, as compared to $158.4 million for the year ended December 31, 2023. Indirect labor increased $19.2 million or 27.0% to $90.3 million for the year ended December 31, 2024, as compared to $71.1 million for the year ended December 31, 2023, as a result of increased staffing to accommodate growth. General overhead increased $15.1 million or 29.6% to $66.1 million for the year ended December 31, 2024, as compared to $51.0 million for the year ended December 31, 2023, due to increased costs associated with operating as a public company, geographic expansion, and the overall growth of the company. Non-cash stock compensation associated with indirect labor hours, those not charged to customer contracts, decreased ($0.1) million or (0.6%) to $17.5 million for the year ended December 31, 2024, as compared to $17.6 million for the year ended December 31, 2023.
Depreciation and amortization increased $9.1 million or 48.7% to $27.8 million for the year ended December 31, 2024, as compared to $18.7 million for the year ended December 31, 2023. This increase is primarily due to an increase in leased assets and intangible assets accumulated through acquisitions. We continue to increase the use of our finance lease facility as we continue to grow. Intangible assets have increased due to multiple acquisitions in 2024. Gains on the sale of certain IT equipment and automobiles increased $0.1 million or 25.0% to $0.5 million for the year ended December 31, 2024, as compared to $0.4 million for the year ended December 31, 2023.

Table of Content
(Loss) Income from Operations
Loss from operations increased $1.3 million to ($2.0) million for the year ended December 31, 2024 as compared to ($0.7) million for the year ended December 31, 2023.
Other Expense
Other expense increased by $1.1 million to $6.9 million of expense for the year ended December 31, 2024 as compared to $5.8 million of expense for the year ended December 31, 2023. Interest expense increased by $2.6 million. This increase is primarily attributable to increases in finance leases and acquisitions.
Income Tax (Expense) Benefit
Income tax benefit for the year ended December 31, 2024 increased $12.2 million or 6,100% to $12.0 million benefit, as compared to ($0.2) million income tax expense for the year ended December 31, 2023. As an accrual basis taxpayer, this affects the timing of the payment of tax but not the expense of tax. Our effective tax rate for the year ended December 31, 2024 was 133.91%.
Income (Loss) Before Tax Expense and Net Income
Loss before tax expense increased by $2.5 million or 39.1% to $8.9 million loss for the year ended December 31, 2024, as compared to a $6.4 million loss for the year ended December 31, 2023. Net income (loss) increased by $9.6 million or 145.5% to $3.0 million of income for the year ended December 31, 2024, as compared to ($6.6) million of loss for the year ended December 31, 2023.
Other financial information and non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $75.7 million or 24.9% to $379.7 million for the year ended December 31, 2024, as compared to $304.0 million for the year ended December 31, 2023. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For The Year Ended December 31,
	2024	2023
Gross revenue	$426,564	$346,256
Less: sub-consultants and other direct expenses	46,895	42,262
Net services billing	$379,669	$303,994
Net service billing increased by 1.2 percentage points to 89.0% of gross contract revenue for the year ended December 31, 2024, as compared to 87.8% for the year ended December 31, 2023. This change was within our expected range of 85% to 90% of gross contract revenue, and varies depending on contract mix.

Table of Content
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $12.5 million or 26.6% to $59.5 million for the year ended December 31, 2024 as compared to $47.0 million for the year ended December 31, 2023. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For The Year Ended December 31,
	2024	2023	$ Change	% Change
Net Service Billing	$379,669	$303,994	$75,675	24.9%

Net Income (Loss)	$3,034	$(6,624)	$9,658	(145.8%)
+ interest expense	7,951	5,340	2,611	48.9%
+ depreciation & amortization	27,828	18,723	9,105	48.6%
+ tax (benefit) expense	(11,980)	177	(12,157)	(6868.4%)
EBITDA	$26,833	$17,616	$9,217	52.3%
+ non-cash stock compensation	25,841	24,984	857	3.4%
+ settlements and other non-core expenses	3,000	1,170	1,830	156.4%
+ acquisition expenses	3,846	3,261	585	17.9%
Adjusted EBITDA	$59,520	$47,031	$12,489	26.6%
Adjusted EBITDA margin, net	15.7%	15.5%
For the years ended December 31, 2024 and 2023, Adjusted EBITDA includes $25.8 million and $25.0 million, respectively, relating to non-cash stock compensation expenses resulting from the on-going vesting of restricted stock awards.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the years ended December 31, 2024 and 2023, Adjusted EBITDA Margin, net was 15.7% and 15.5% respectively.
Backlog (other key performance metrics)
Our backlog increased $93 million or 30.5% to approximately $399 million during the year ended December 31, 2024, as compared to $306 million at December 31, 2023. At December 31, 2024 and 2023, our backlog was comprised as follows:

	December 31, 2024	December 31, 2023
Building Infrastructure	41.1%	54.7%
Transportation	34.5%	24.2%
Power & Utilities	15.4%	17.4%
Emerging Markets	9.0%	3.7%
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our Revolving Credit Facility (as defined below), lease financing, proceeds from stock sales and other structured debt securities. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, acquisitions, and acquisition related payments. On December 31, 2024, we maintained a $100.0 million Revolving Credit Facility with Bank of America, our primary lender. See -"Credit Facilities and Other Financing" below for more information on our Revolving Credit Facility. Under the terms of our Revolving Credit Facility, available cash in our primary operating account sweeps against the outstanding balance every evening. Our cash on hand therefore generally consists of petty cash and other non-operating funds not included in the nightly sweep. Cash on hand includes the cash we keep in short-term investment accounts along with deposits and payments in transit in our

Table of Content
operating sweep account. Our cash on hand decreased by $14.0 million at December 31, 2024 as compared to December 31, 2023.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For The Year Ended December 31,
Consolidated Statement of Cash Flows (amounts in thousands)	2024	2023
Net cash provided by operating activities	$24,301	$11,722
Net cash used in investing activities	(27,466)	(27,156)
Net cash (used) provided by financing activities	(10,824)	22,839
Change in cash and cash equivalents	(13,989)	7,405
Cash and cash equivalents, end of period	6,698	20,687
Operating Activities
During the year ended December 31, 2024, net cash provided by operating activities was $24.3 million, which primarily consisted of $3.0 million net income, adjusted for stock-based compensation expense of $25.7 million and depreciation and amortization expense of $28.4 million, offset by an increase in deferred taxes relating to the capitalization of research and development costs of $20.0 million, and an increase in a net cash inflow of $14.5 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $9.3 million increase in accounts receivable resulting from increased billing to our customers as well as additional billing from the acquired companies, a $5.7 million increase in prepaid expenses and a $7.1 million net increase in contract assets and liabilities, offset by a $7.6 million increase in accounts payable and accrued expenses, inclusive of a long-term accrual relating to an uncertain tax position with respect to the capitalization of research and development expenses.
During the year ended December 31, 2023, net cash provided by operating activities was $11.7 million, which primarily consisted of ($6.6) million net loss, adjusted for stock-based compensation expense of $24.7 million and depreciation and amortization expense of $18.7 million, offset by an increase in deferred taxes relating to the capitalization of research and development costs of $25.5 million, and an increase in a net cash outflow of $0.3 million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $13.6 million increase in accounts receivable resulting from increased billing to our customers as well as additional billing from the acquired companies, a $0.1 million decrease in prepaid expenses and a $14.6 million net increase in contract assets and liabilities, offset by a $27.7 million increase in accounts payable and accrued expenses, inclusive of a long-term accrual relating to an uncertain tax position with respect to the capitalization of research and development expenses.
Investing Activities
Net cash used in investing activities was $27.5 million for the year ended December 31, 2024, $27.4 million was related to acquisitions that occurred in 2024 and $0.1 million was for purchases of property and equipment.

Table of Content
Financing Activities
Net cash used in financing activities was $10.8 million during the year ended December 31, 2024. This was primarily due to net borrowing of $8.3 million from our Revolving Credit Facility, $11.1 million of payments for the purchase of treasury stock, $23.3 million for repurchase of common stock, $9.0 million of payments on finance leases and $16.6 million of payments on notes payable and our fixed lines of credit, offset by $47.2 million of proceeds from a common share offering.
Credit Facilities and Other Financing
As of December 31, 2024, we maintained a $100.0 million revolving credit facility (the “Revolving Credit Facility 2024”) pursuant to a credit agreement with lenders, Bank of America N.A., as Administrative Agent, the Swingline Lender and L/C Issuer, and TD Bank, N.A. as syndication agent. The Revolving Credit Facility 2024 has a maturity date of May 2, 2029. Under the terms of the Revolving Credit Facility 2024, available cash in our primary operating account sweeps against the outstanding balance every evening. As of December 31, 2024, the balance on this Revolving Credit Facility 2024 was $37.0 million.
The Revolving Credit Facility 2024 is secured by all the assets of the Company and the subsidiary guarantors. Under the Revolving Credit Facility 2024, we are required to comply with certain covenants, including covenants on indebtedness, investments, liens and restricted payments, as well as to maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Revolving Credit Facility 2024). At December 31, 2024, we were in compliance with all covenants.
We utilize master lease facilities primarily with Honour Capital LLC (“Honour”) and Enterprise Leasing (“Enterprise”). The Honour Capital lease facility finances our acquisition of IT infrastructure, geospatial and survey equipment, furniture and other long-lived assets. The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. At December 31, 2024, we maintained a fleet of approximately 500 vehicles. All of our leasing facilities allow for both operating and finance leasing. We allocate finance lease payments between amortization and interest. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $0.6 million per month. We utilize a third party valuation specialist to formulate the incremental borrowing rates for the Company, to calculate the present value on new leases.
We regularly evaluate our options with respect to capital and our requirements for operations and growth. We do not limit our consideration to traditional bank financing, but rather include other structured debt and equity as option for additional capital.
For more information about our credit facilities, see Note 11 – Revolving Credit Facility and Fixed Credit Facility.
Other Acquisitions
For information on the terms of additional promissory notes issued by the Company in connection with acquisitions during 2024 and 2023 that were not deemed significant acquisitions, see Note 4 – Acquisitions and Note 12 – Notes Payable.
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
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes issued as partial consideration for acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Credit Agreement under which rates are tied to

Table of Content
Term SOFR (Secured Overnight Financing Rate), plus an applicable rate which varies between 6.91% and 8.70% based on our ratio of Funded Debt to EBITDA (as each is defined in the Credit Agreement). As of December 31, 2024, there was $37.0 million outstanding on the Credit Agreement. A one percentage point change in the assumed interest rate of the Credit Agreement would change our annual interest expense by approximately $0.3 million in 2024.
Our finance lease obligations with Honour and Enterprise were $28.3 million as of December 31, 2024. These finance lease obligations bear interest at a fixed rate. Accordingly, there is no exposure to market risk related to these obligations.
Item 8. Financial Statements and Supplementary Data
The information required by this Item 8 is submitted as a separate section beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Control and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2024 based on the criteria in Internal Control – Integrated Framework (2013 Framework) issued by COSO.
Management is in the process of evaluating the existing controls and procedures of all eight acquisitions completed in 2024 and integrating the acquisitions into our internal control over financial reporting. In accordance with SEC staff guidance permitting a company to exclude an acquired business from management's assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the businesses that we acquired in the eight business combinations from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. The acquisitions represented 20.2% of the Company's total assets as of

Table of Content
December 31, 2024, and 10.0% of the Company's gross revenues and 43.7% of the Company's pre-tax net loss for the year ended December 31, 2024.
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
Item 9B. Other Information
During the quarter ended December 31, 2024, the following officers of the Company each adopted a trading arrangement for the sale of securities of the Company’s common stock (each, a “10b5-1 Plan”) that is intended to satisfy the affirmative defense conditions of the Securities Exchange Rule Act 10b5-1(c):

1.On November 18, 2024, Gary Bowman, the Company’s Chief Executive Officer and Chair, adopted a 10b5-1 Plan that provides for (i) with respect to Mr. Bowman, the sale of up to 92,500 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from March 2025 through February 2026, and (ii) with respect to Bowman Family Asset Management LLC (“BFAM”), an estate planning vehicle established to manage the investments of Mr. Bowman and his family and of which Mr. Bowman is the manager, the sale of up to 55,000 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from March 2025 through February 2026. Mr. Bowman’s prior 10b5-1 Plan on behalf of himself and BFAM expired by its terms in October 2024.

2.On December 16, 2024, Bruce Labovitz, the Company’s Chief Financial Officer, adopted a 10b5-1 Plan that provides for the sale of up to 18,000 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from April 2025 through May 2025. Mr. Labovitz prior 10b5-1 Plan expires by its terms in January 2025.
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

10.1(a)†
Employment Agreement with Gary Bowman dated April 27, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-1, as amended (File No. 333-255076), filed with the SEC on May 6, 2021).

10.1(b)†
First Amendment to Executive Employment Agreement dated August 16, 2024 between Bowman Consulting Group Ltd. and Gary P. Bowman (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371), filed with the SEC on November 7, 2024).

10.2(a)†
Employment Agreement with Michael Bruen dated April 13, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-1, as amended (File No. 333-255076), filed with the SEC on May 6, 2021).

10.2(b)
Letter Agreement dated October 1, 2024 between Michael Bruen and Bowman Consulting Group Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40371), filed with the SEC on October 7, 2024).

10.3†
Executive Employment Agreement dated July 8, 2024 between Bowman Consulting Group Ltd. and Bruce Labovitz (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40371), filed with the SEC on July 10, 2024).

10.4†
Amended and Restated Executive Employment Agreement dated August 22, 2024 between Bowman Consulting Group Ltd and Robert Hickey (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371), filed with the SEC on November 7, 2024).

Table of Content

Exhibit	Description
10.5†
Executive Employment Agreement dated November 21, 2024 between Bowman Consulting Group Ltd and Daniel Swayze (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40371), filed with the SEC on November 25, 2024).

10.6
Credit Agreement dated as of May 2, 2024 among Bowman Consulting Group Ltd. as Borrower, Certain Subsidiaries of Borrower as Guarantors, Bank of America, N.A. as Administrative Agent, as Swingline Lender and an L/C Issuer and TD Bank, N.A. as Syndication Agent(incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371), filed with the SEC on May 7, 2024).

10.7
Security and Pledge Agreement entered into as of May 2, 2024 among Bowman Consulting Group Ltd., the Grantors named therein and Bank of America, N.A. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371), filed with the SEC on May 7, 2024).

10.8
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

Table of Content

Exhibit	Description
10.10†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

10.11†	2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

10.12†	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

10.13†	Form of NEO Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371, filed with the SEC on June 14, 2021).

10.14†
2021 Executive Officers Long Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371), filed with the SEC on November 12, 2021).

10.15†
Form of Performance Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371), filed with the SEC on November 12, 2021).

10.16†
2021 Executive Officers Short Term Incentive Plan (As Amended) (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K (File No. 001-40371), filed with the SEC on February 15, 2023).

10.17
Lease Agreement, dated November 18, 2021, by and between Honour Capital LLC and Bowman Consulting Group Ltd. (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K (File No. 001-40371), filed with the SEC on November 23, 2021).

19.1*	Bowman Consulting Group Ltd. Insider Trading Policy

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*
Bowman Consulting Group Ltd Executive Officer Clawback Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-40371), filed with the SEC on March 12, 2024).

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
BOWMAN CONSULTING GROUP LTD.

Table of Content
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Bowman Consulting Group Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bowman Consulting Group Ltd. (the Company) as of December 31, 2024 and 2023, the related consolidated income statements, statements of comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Tysons, VA
March 12, 2025

Table of Content
BOWMAN CONSULTING GROUP LTD.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and equivalents	$6,698	$20,687
Accounts receivable, net	105,105	87,565
Contract assets	43,369	33,520
Notes receivable - officers, employees, affiliates, current portion	1,889	1,199
Prepaid and other current assets	19,560	11,806
Total current assets	176,621	154,777
Non-Current Assets
Property and equipment, net	42,011	27,601
Operating lease, right-of-use assets	42,085	40,743
Goodwill	134,653	96,393
Notes receivable	903	903
Notes receivable - officers, employees, affiliates, less current portion	638	1,119
Other intangible assets, net	65,409	46,294
Deferred tax asset, net	42,040	33,780
Other assets	1,521	1,175
Total Assets	$505,881	$402,785
LIABILITIES AND EQUITY
Current Liabilities
Revolving credit facility	37,000	45,290
Accounts payable and accrued liabilities, current portion	51,626	44,394
Contract liabilities	7,905	7,481
Notes payable, current portion	17,075	13,989
Operating lease obligation, current portion	10,979	9,016
Finance lease obligation, current portion	10,394	6,586
Total current liabilities	134,979	126,756
Non-Current Liabilities
Other non-current obligations	45,079	42,288
Notes payable, less current portion	19,992	13,738
Operating lease obligation, less current portion	37,058	37,660
Finance lease obligation, less current portion	17,940	14,408
Pension and post-retirement obligation, less current portion	4,718	4,654
Total liabilities	$259,766	$239,504

Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023	–	–
Common stock, $0.01 par value; 30,000,000 shares authorized as of December 31, 2024 and 2023; 21,281,247 shares issued and 17,382,138 outstanding, and 17,694,495 shares issued and 15,094,278 outstanding as of December 31, 2024 and 2023, respectively	213	177
Additional paid-in-capital	329,073	215,420
Accumulated other comprehensive income	1,146	590
Treasury stock, at cost; 3,899,109 and 2,600,217, respectively	(60,901)	(26,410)
Stock subscription notes receivable	(30)	(76)
Accumulated deficit	(23,386)	(26,420)
Total shareholders' equity	$246,115	$163,281

TOTAL LIABILITIES AND EQUITY	$505,881	$402,785
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
BOWMAN CONSULTING GROUP LTD.
CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands except per share data)

	For the Year Ended December 31,
	2024	2023
Gross Contract Revenue	$426,564	$346,256
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	156,866	127,961
Sub-consultants and expenses	46,895	42,262
Total contract costs	203,761	170,223
Operating Expenses:
Selling, general and administrative	197,452	158,377
Depreciation and amortization	27,828	18,723
(Gain) on sale	(477)	(411)
Total operating expenses	224,803	176,689
(Loss) Income from operations	(2,000)	(656)
Other expense	6,946	5,791
(Loss) Income before tax expense	(8,946)	(6,447)
Income tax (benefit) expense	(11,980)	177
Net income (loss)	$3,034	$(6,624)
Earnings allocated to non-vested shares	230	–
Net income (loss) attributable to common shareholders	$2,804	$(6,624)
Earnings (loss) per share
Basic	$0.18	$(0.53)
Diluted	$0.17	$(0.53)
Weighted average shares outstanding:
Basic	15,754,344	12,490,914
Diluted	16,132,023	12,490,914
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
BOWMAN CONSULTING GROUP LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the Year Ended December 31,
	2024	2023
Net income (loss)	$3,034	$(6,624)
Other comprehensive (loss) income
Pension and post-retirement adjustments	545	10
Other comprehensive income	545	10
Income tax provision related to items of other comprehensive income	11	2
Other comprehensive income, net of tax	556	12
Comprehensive income (loss), net of tax	$3,590	$(6,612)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
BOWMAN CONSULTING GROUP LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Years Ended December 31, 2024 and 2023
(Amounts in thousands except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2023	15,949,805	$159	$162,922	(2,393,255)	$(20,831)	$578	$(173)	$(19,796)	$122,859
Issuance of new common shares	887,591	9	26,126	-	-	-	-	-	26,135
Purchase of treasury stock	0	-	-	(178,258)	(4,834)	-	-	-	(4,834)
Issuance of new common shares under stock compensation plan	734,042	7	(7)	-	-	-	-	-	-
Cancellation of common shares under stock compensation plan	(34,895)	-	-	-	-	-	-	-	-
Issuance of new common shares under employee stock purchase plan	61,948	1	1,546	-	-	-	-	-	1,547
Stock based compensation	-	-	23,490	-	-	-	-	-	23,490
Collections on stock subscription notes receivable	-	-	-	-	-	-	97	-	97
Exercises of conversion feature of convertible note	96,004	1	1,343	-	-	-	-	-	1,344
Repurchases of common stock	-	-	-	(28,704)	(745)	-	-	-	(745)
Other comprehensive income, net of tax	-	-	-	-	-	12	-	-	12
Net loss	-	-	-	-	-	-	-	(6,624)	(6,624)
Balance at December 31, 2023	17,694,495	$177	$215,420	(2,600,217)	$(26,410)	$590	$(76)	$(26,420)	$163,281

Balance at January 1, 2024	17,694,495	$177	$215,420	(2,600,217)	$(26,410)	$590	$(76)	$(26,420)	$163,281
Issuance of new common shares in common stock offering	1,502,942	15	47,136	-	-	-	-	-	47,151
Issuance of new common shares	1,078,465	11	35,343	-	-	-	-	-	35,354
Purchase of treasury stock	-	-	-	(340,879)	(11,143)	-	-	-	(11,143)
Issuance of new common shares under stock compensation plan	775,919	8	(8)	-	-	-	-	-	-
Cancellation of common shares under stock compensation plan	(41,177)	(1)	1	-	-	-	-	-	-
Issuance of new common shares under employee stock purchase plan	78,533	1	1,920	-	-	-	-	-	1,921
Stock based compensation	-	-	25,895	-	-	-	-	-	25,895
Collections on stock subscription notes receivable	-	-	-	-	-	-	46	-	46
Exercises of conversion feature of convertible note	192,070	2	3,366	-	-	-	-	-	3,368
Repurchases of common stock	-	-	-	(958,013)	(23,348)	-	-	-	(23,348)
Other comprehensive income, net of tax	-	-	-	-	-	556	-	-	556
Net income	-	-	-	-	-	-	-	3,034	3,034
Balance at December 31, 2024	21,281,247	$213	$329,073	(3,899,109)	$(60,901)	$1,146	$(30)	$(23,386)	$246,115
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
BOWMAN CONSULTING GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$3,034	$(6,624)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization - property and equipment	14,463	9,732
Amortization of intangible assets	13,982	8,991
Gain on sale of assets	(477)	(411)
Credit losses	1,552	515
Stock based compensation	25,727	24,738
Deferred taxes	(20,005)	(25,529)
Accretion of discounts on notes payable	483	642
Changes in operating assets and liabilities
Accounts receivable	(9,282)	(13,559)
Contract assets	(4,068)	(10,866)
Prepaid expenses and other assets	(5,702)	143
Accounts payable and accrued expenses	7,647	27,728
Contract liabilities	(3,053)	(3,778)
Net cash provided by operating activities	24,301	11,722
Cash Flows from Investing Activities:
Purchases of property and equipment	(626)	(2,093)
Proceeds from sale of assets and disposal of leases	478	411
Payments received under loans to shareholders	11	115
Purchase of intangible asset	(2,925)	–
Acquisitions of businesses, net of cash acquired	(24,450)	(25,687)
Collections under stock subscription notes receivable	46	98
Net cash used in investing activities	(27,466)	(27,156)
Cash Flows from Financing Activities:
Proceeds from common stock offering, net of underwriting discounts and commissions and other offering costs	47,151	–
(Repayments) Borrowings under revolving credit facility	(8,290)	45,290
Repayments under fixed line of credit	(345)	(430)
Proceeds from notes payable	6,209	–
Repayment under notes payable	(16,267)	(11,237)
Proceeds from finance leases	4,569	–
Payments on finance leases	(9,010)	(6,782)
Payment of contingent consideration from acquisitions	(2,299)	–
Payments for purchase of treasury stock	(11,143)	(4,833)
Repurchases of common stock	(23,348)	(745)
Proceeds from the issuance of common stock	1,949	1,576
Net cash (used) provided by financing activities	(10,824)	22,839
Net (decrease) increase in cash and cash equivalents	(13,989)	7,405
Cash and cash equivalents, beginning of period	20,687	13,282
Cash and cash equivalents, end of period	$6,698	$20,687
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,555	$4,212
Cash paid for income taxes	$8,454	$1,133
Non-cash investing and financing activities
Property and equipment acquired under finance lease	$(11,851)	$(8,246)
Note payable converted to common shares	$(3,368)	$(1,343)
Issuance of notes payable for acquisitions	$(21,625)	$(13,650)
Issuance of contingent consideration	$(2,030)	$(10,379)
Settlement of contingent consideration	$1,868	$–

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
The Company’s workforce typically provides the full scope of engineering and other contract services. However, with respect to certain specialty services or other compliance requirements within a particular contract we may engage third-party sub-consultants. The Company’s headquarters is located in Reston, VA and the Company has over 95 offices throughout the United States and two offices in Mexico.
Common Stock Offering
On April 1, 2024, the Company closed on an offering of common stock in which it issued and sold 1,323,530 shares at an offering price of $34.00 per share, resulting in net proceeds of $41.5 million after deducting underwriting discounts and commissions, but before expenses of the offering.
On April 1, 2024, the underwriters exercised their option to purchase an additional 179,412 shares of the Company’s common stock at an offering price of $34.00 per share, resulting in additional gross proceeds of approximately $6.1 million. After giving effect to this exercise of the overallotment option, the total number of shares sold by the Company in this common stock offering increased to 1,502,942 shares with total gross proceeds of approximately $51.1 million. The exercise of the over-allotment option closed on April 1, 2024, at which time the Company received net proceeds of $5.7 million after underwriting discounts and commissions, bringing the total net proceeds from the common stock offering to $47.2 million.
Deferred offering costs primarily consist of accounting, legal, and other fees associated with the common stock offering, and were netted against the proceeds. No deferred offering costs were capitalized in the consolidated balance sheet as of December 31, 2024.
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
Revenue Recognition
As discussed in Note 1, the Company provides a variety of engineering and related professional services to customers located throughout the United States. The Company enters into agreements with customers that create enforceable rights and obligations and for which it is probable that the Company will collect the consideration to which it will be entitled as services transfer to the customer. It is customary practice for the Company to have written agreements with its customers and revenue on oral or implied arrangements is generally not recognized. The Company recognizes revenue based on the consideration specified in the applicable agreement. Excluded from the transaction price are amounts collected on behalf of third parties for sales and similar taxes.
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
Contract related assets and liabilities are classified as current assets and current liabilities. Significant balance sheet accounts related to the revenue cycle are as follows:
Accounts receivables, net:
Accounts receivable, net (contract receivables) includes amounts billed under the contract terms. The amounts are stated at their net realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated number of receivables that will not be collected. The Company considers several factors in its estimated expected credit losses including the related ages of past due receivables, including knowledge of a customer’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of such receivables. No single customer accounted for more than 10% of the Company's outstanding receivables at December 31, 2024 and 2023.
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
The Company can, at times, be subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the years ended December 31, 2024 and 2023. The Company’s customers are located throughout the United States. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.

Table of Content
Allowance for Doubtful Accounts and Expected Credit Losses
The Company records accounts receivable net of an allowance for doubtful accounts and expected credit losses. The allowance is determined based upon management’s review of the estimated collectability of the specific accounts receivable, customer type, customer credit worthiness, plus a general provision based upon the historical loss experience and existing economic conditions. The Company charges off uncollectible amounts against the allowance for doubtful accounts once management determines the amount, or a portion thereof, to be worthless. Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for expected credit losses. As of December 31, 2024 and 2023, the balance in the allowance for expected credit losses was $2.9 million and $2.2 million, respectively.
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

Computer equipment	3 to 5 years
Aircraft	3 to 36 years
Survey equipment	2 to 5 years
Camera equipment	5 years
Aircraft engines & GPS	3 to 10 years
Vehicles	5 years
Furniture and fixtures	7 years
Software	3 to 5 years
Leasehold improvements	the lesser of useful life or term of lease
For the years ended December 31, 2024 and 2023, the Company recognized a $0.5 million and a $0.4 million gain, respectively, from the disposal of certain pieces of property and equipment in connection with sale-leaseback transactions. This amount is recorded within gain on sale on the accompanying consolidated financial statements.
Self-Insurance Reserves
Effective January 1, 2024, the Company adopted a self-insured health plan for its employees. The self-insured health plan provides medical benefits to eligible employees and their dependents. Under the self-insured model, the Company assumes the financial responsibility for employee healthcare costs, with excess insurance coverage for claims exceeding certain thresholds. In general, we are self-insured for large portions of the claims; however, we do use stop-loss insurance to limit exposure to large individual claims to reduce the Company’s risk.
Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. The reserve is reviewed on a quarterly basis and adjusted as necessary to reflect updated estimates of claims. Our self-insurance reserves totaled $1.2 million as of December 31, 2024.

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

Table of Content
impairment indicators arise. Intangible assets with estimable useful lives are amortized over such lives and reviewed for impairment if indicators are present.
The Company performs its annual impairment assessment October 1st of each year. As its business is highly integrated and its components have similar economic characteristics, the Company has concluded it has one reporting unit at the combined entity level. The Company evaluates goodwill for potential impairment on an annual basis or at other times during the year if indicators of impairment exist. The Company evaluates goodwill for potential impairment by comparing the carrying value of the reporting unit to its fair value. When the Company evaluates goodwill for potential impairment, generally, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines qualitatively that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if the Company decides to bypass the qualitative assessment, the Company performs a quantitative analysis. The quantitative analysis is used to identify both the existence of impairment and the amount of the impairment loss by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. The estimated fair value is based on forward-looking estimates of performance and cash flows of the reporting unit, which are based on historical operating results, adjusted for current and expected future market conditions, as well as various internal projections and external sources. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss would be recognized in the Company's consolidated income statements in an amount equal to the excess of the carrying value over the estimated fair value, limited to the total amount of goodwill.
The Company performed an impairment analysis for the years ended December 31, 2024 and 2023 and concluded that the fair value of the reporting unit was in excess of its carrying amount, and as such, no impairment was required.
Definite-lived intangible assets that were acquired through asset acquisitions or business combinations include customer relationships, contract rights, and favorable leaseholds. These intangible assets are amortized over their estimated useful lives ranging from two to thirteen years using a straight-line method as it approximates the accelerated method.
The Company is required to review long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. We report assets to be disposed of at the lower of the carrying amount or fair value, less cost to sell. There were no impairment indicators of long-lived assets or definite lived intangibles for the years ended December 31, 2024 and 2023.
Variable Interest Entities
We have an economic interest in an entity that is a VIE. On April 2, 2024, the Company through a newly created, wholly owned subsidiary, acquired 100% of the outstanding stock of Surdex Corporation ("Surdex"). The wholly owned subsidiary was then merged into Surdex, with Surdex being the surviving entity. Concurrently, Hoffman Aviation Services, Inc. ("HAS") was established and is wholly owned by the former shareholders of Surdex Corporation. HAS was established for the purpose of providing services exclusively to Surdex. The Company was determined to be the primary beneficiary; therefore, HAS has been consolidated into the Company's financial results, with all intercompany transactions eliminated during the consolidation process.
To determine if we are the primary beneficiary, we assess whether we possess the power to direct the activities that most significantly influence the VIE's economic performance, as well as the obligation to absorb losses or the right to receive benefits that could be materially significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide services to the VIE. Periodically, we assess whether any changes in our interest or relationship with the entity affect our determination of whether the entity is a VIE and, if so, whether we are the primary beneficiary.
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

Table of Content
The Company grants Performance Stock Units (PSUs) to executive officers of the Company under the Officers LTIP. The number of units earned is based on total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the components of a custom peer group during the performance period. The performance period typically spans three years, with vesting occurring at the end of the period. See Note 16 Employee Stock Purchase and Stock Incentive Plans.
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
As of December 31, 2024 and 2023:
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
Fair value measurements relating to our business combinations are made primarily using Level 3 inputs including discounted cash flow, Binomial Lattice Model, and to the extent applicable, Monte Carlo simulation techniques. Fair value for the identified intangible assets is generally estimated using inputs primarily for the income approach using the multiple period excess earnings method. The significant assumptions used in estimating fair value include (i) revenue projections of the business, including cost of revenue and EBITDA, (ii) attrition rates and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Other personal property assets, such as property and equipment, are valued using the cost approach, which is based on replacement or reproduction costs of the asset less depreciation. The fair value of the contingent consideration is estimated using published treasury rates in the Wall St. Journal and discounting the present value along with other significant assumptions which include projections of revenue, and probabilities of meeting those projections, as well as Monte Carlo simulation techniques.

Table of Content
The following is a summary of change in contingent consideration:

	For the Year Ended	For the Year Ended
(in thousands)	December 31, 2024	December 31, 2023
Balance at beginning of period	$10,567	$487
Fair value of contingent consideration issuances	2,030	10,379
Change in fair value of contingent consideration	(1,559)	(299)
Settlement of contingent consideration	(4,386)	–
Balance at end of period	$6,652	$10,567
The change in fair value consideration is included in Other Expense in the Consolidated Income Statement.
Advertising Expense
The Company expenses the cost of advertising as incurred. Advertising expense was $0.3 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.
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
The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company’s effective tax rate for the years ended December 31, 2024 and 2023 was 133.9% and (2.7)%.
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
The Company files income tax returns in the U.S. federal jurisdiction and certain states in which it operates. Based on the timing of the filing of certain tax returns, the Company’s federal income tax returns for tax years 2021 and thereafter remain subject to examination by the U.S. Internal Revenue Service. The statute of limitations on the Company’s state income tax returns generally conforms to the federal three-year statute of limitations.
Segments
The Company operates in one segment based upon the financial information used by its chief operating decision maker in evaluating the financial performance of its business and allocating resources. The single segment represents the Company’s core business of providing engineering and related professional services to its customers. See Note 19 Segment Information for further information on the Company’s reportable segment.
Recently Issued Accounting Guidance
Accounting guidance recently adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide, in interim and annual periods, one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures.

Table of Content
The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 19 Segment Information for further information on the Company’s reportable segment.
Accounting guidance not yet adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and should be applied prospectively. Retrospective application is permitted. We are currently evaluating the impacts of the new standard.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures
The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company’s Consolidated Financial Statements
3. Earnings (Loss) Per Share and Certain Related Information
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the years ended December 31, 2024 and 2023. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings of the Company. The dilutive effect of options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of performance based restricted stock units, which are considered contingently issuable shares, is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee Stock Purchase Plan is reflected in diluted earnings per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The dilutive effect of convertible debt is reflected in diluted earnings per share by application of the if-converted method. The Company uses the two-class method to determine earnings per share.
For calculating basic earnings per share, for the year ended December 31, 2024, the weighted average number of shares outstanding exclude 1,290,426 non-vested restricted shares and 2,963 unexercised substantive options. The computation of diluted loss per share for the year ended December 31, 2024 did not assume the effect of restricted shares or substantive options because the effects were antidilutive.
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
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2024 and 2023 (in thousands, except share data):

Table of Content

	For the Year Ended December 31,
	2024	2023
Numerator
Net income (loss)	$3,034	$(6,624)
Earnings allocated to non-vested shares	230	–
Subtotal	$2,804	$(6,624)
Denominator
Weighted average common shares outstanding	15,754,344	12,490,914
Effect of dilutive nominal options	–	–
Effect of dilutive contingently earned shares	377,679	–
Dilutive average shares outstanding	16,132,023	12,490,914
Basic earnings (loss) per share	$0.18	$(0.53)
Dilutive earnings (loss) per share	$0.17	$(0.53)
Share Repurchases

On August 15, 2024, the board of directors authorized a $25 million share repurchase program under which the Company may repurchase up to $25 million of our common stock. On November 29, 2024, the board of directors authorized an increase to this repurchase authorization from $25 million to $35 million (collectively referred to as the "2024 Repurchase Authorization"). The authorization is effective through July 31, 2025. The execution of the repurchase program is expected to be consistent with the Company’s strategic initiatives which prioritize investments in organic and acquisitive growth. The timing and amount of any share repurchases will be determined by management at its discretion based on several factors including share price, market conditions and capital allocation priorities. Shares may be repurchased from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The share repurchase program does not obligate Bowman to acquire a specific number of shares of common stock and may be suspended, modified, or discontinued at any time without notice.
Through December 31, 2024, the Company repurchased 958,013 shares of common stock at an average price of $24.37, and has $11.7 million remaining under the 2024 Repurchase Authorization.
4. Acquisitions
Business Combinations
During 2024, the Company completed eight acquisitions, with the purchase price allocation, including the residual amount allocated to goodwill, based on preliminary information. This allocation is subject to change as additional data concerning final asset and liability valuations are obtained and management finalizes its reassessment of the measurement period procedures, based on the results of the preliminary valuation. The Company does not anticipate any significant adjustments during the applicable measurement period. However, the Company will adjust assets and liabilities if new information arises regarding facts and circumstances that existed as of the acquisition date, which, if known, would have led to revised estimated values for those assets or liabilities. The effect of any measurement period adjustments will be reflected as if the adjustments had been made on the acquisition date.
Surdex Corporation

On April 2, 2024, the Company entered into a merger agreement with Surdex Corporation (“Surdex”), a St. Louis-based geospatial and engineering services firm providing low, medium and high-altitude digital orthoimagery, advanced high-resolution LiDAR, intelligent digital mapping, 3D hydrography, and disaster mapping. The Company paid total consideration of $43.3 million, which was comprised of cash, promissory note, common stock and assumed liabilities. The shares are subject to a six-month lock up. The promissory note bears a simple interest rate fixed at 6.50%, and is payable in equal quarterly payments of principal and interest beginning July 2024 and ending July 2027. The merger agreement included a contingent consideration feature, which was met, allowing the sellers to earn an additional $0.6 million in the form of the Company's common stock. This was based on the average trading price of the Company's common stock over the 90 trading days following the acquisition. For tax purposes, the Surdex transaction is considered a tax-free merger, in

Table of Content
which the assets have been recorded at their respective carrying values. As a result, there is no corresponding tax goodwill, and therefore no tax goodwill to be amortized or otherwise deductible.

The following summarizes the preliminary calculations of the fair values of Surdex assets acquired and liabilities assumed as of the acquisition date (in thousands):

(in thousands)	Surdex
Assets:
Accounts Receivable, net	$4,052
Contract assets	3,312
Prepaid and other current assets	2,174
Property and equipment, net	15,085
Operating lease, right-of-use assets	1,030
Goodwill	17,248
Other intangible assets	12,900
Total assets acquired:	$55,801
Liabilities:
Accounts payable and accrued liabilities, current portion	$3,938
Contract liabilities	772
Other non-current obligations	10,689
Operating lease obligation, less current portion	1,030
Deferred tax liability	6,952
Total liabilities assumed:	$23,381
Net assets acquired:	$32,420
Cash flow reconciling items:
Issuance of common stock as partial consideration	(16,536)
Cash paid for acquisition, net of cash acquired	$15,884

The consolidated financial statements of the Company include the results of operations since the date Surdex was acquired. The following table presents the results of operations of Surdex since the date of acquisition for the year ended December 31, 2024 (in thousands):

For the Year Ended December 31, 2024
Gross Contract Revenue[1]	$20,708
Pre-tax Net Loss[2]	$66

1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired company. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.

2 Pre-tax Net Income excludes corporate overhead allocation.

The following table presents the unaudited, pro forma consolidated results of operations for the year ended December 31, 2024 and December 31, 2023 assuming that the Surdex acquisition, discussed above, occurred on January 1, 2023. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

Table of Content

	For the Year Ended
	December 31, 2024	December 31, 2023
Gross Contract Revenue [3]	$432,581	$376,308
Pre-tax Net Loss	$9,714	$6,221

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

For the year ended December 31, 2024, the Company recorded measurement period adjustments of $0.2 million increase to prepaid and other current assets, $0.1 million increase to contract assets, $0.1 million increase to intangible assets, $0.1 million increase to contract liabilities offset by $0.4 million decrease to goodwill and $0.1 million of deferred tax liability. If the change in provisional amounts had been recorded at the acquisition date, it would not have resulted in a change in operating income in the prior periods.

Other 2024 Acquisitions

During the year ended December 31, 2024, the Company completed seven additional acquisitions in diverse geographic regions and service lines. The Company paid total consideration of $36.3 million through combinations of cash, promissory notes, shares of common stock and assumed liabilities. No cash was acquired with these acquisitions. Shares of common stock issued in connection with the acquisitions are subject to a six-month lock-up. Promissory notes bear a simple interest rate ranging from 5.00% to 6.75% and are payable in quarterly payments of principal and interest beginning May 2024 and ending in November 2028. For tax purposes, depending on the transaction, the acquisitions were treated either as an asset acquisition, in which case the assets have been stepped up and recorded at their respective fair values, or a tax-free merger, in which case the assets have been recorded at their respective carrying values. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. For asset acquisitions, all the goodwill recognized is expected to be deductible for tax purposes. For three of the acquisitions, the purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration in the form of the Company's common stock, cash and non-negotiable promissory notes, based on certain financial performance thresholds. The final settlement amount will depend on ongoing operations of the acquired company. The payout amounts range between $0 and $1.0 million. See Note 2 Fair Value Measurements for additional information regarding the fair value of contingent consideration.

The following summarizes the preliminary calculations of the fair values of the other 2024 acquisition assets acquired and liabilities assumed as of the acquisition date (in thousands):

Table of Content

(in thousands)	2024
Assets:
Accounts Receivable, net	$5,757
Contract assets	2,468
Prepaid and other current assets	201
Property and equipment, net	685
Operating lease, right-of-use assets	2,681
Goodwill	20,623
Other intangible assets	13,531
Other assets	118
Total assets acquired:	$46,064
Liabilities:
Accounts payable and accrued liabilities, current portion	$1,370
Contract liabilities	$2,705
Other non-current obligations	$9,954
Operating lease obligation, less current portion	$2,681
Deferred tax liability	3,126
Total liabilities assumed:	$19,836
Net assets acquired:	$26,228
Cash flow reconciling items:
Issuance of common stock as partial consideration	(17,780)
Cash paid for acquisitions, net of cash acquired	$8,448

For the year ended December 31, 2024, the Company recorded measurement period adjustments of $0.1 million increase to prepaid and other current assets, $0.5 million increase to intangible assets, $0.1 million increase to accrued liabilities, $0.1 increase to other non-current obligations offset by $0.6 million decrease in goodwill and $0.2 million decrease to deferred tax liability. If the change in provisional amounts had been recorded at the acquisition date, it would not have resulted in a change in operating income in the prior periods.
The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of companies acquired during 2024 (excluding Surdex) from their respective dates of acquisition for the year ended December 31, 2024 (in thousands):

For the Year Ended December 31, 2024
Gross Contract Revenue[1]	$21,741
Pre-tax Net Income[2]	$3,973

1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.

2 Pre-tax Net Income excludes corporate overhead allocation.

The following table presents the unaudited, pro forma consolidated results of operations for the year ended December 31, 2024 and December 31, 2023 assuming that the companies acquired in 2024 (excluding Surdex), discussed above, occurred on January 1, 2023. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are

Table of Content
presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Year Ended
	December 31, 2024	December 31, 2023
Gross Contract Revenue [3]	$442,345	$379,909
Pre-tax Net Loss	$7,162	$5,686

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
In connection with all of the 2024 acquisitions, the Company recognized $1.1 million of acquisition related expenses within Other Income and Expenses in the consolidated statement of income for year ended December 31, 2024, including legal fees, consulting fees, and other miscellaneous expenses associated with acquisitions.
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
For the year ended December 31, 2024, for the 2023 acquisitions, the Company recorded measurement period adjustments of $0.4 million increase to goodwill offset by $0.4 million increase to consideration. The change did not result in a change to operating income.
In connection with these acquisitions, the Company recognized $1.2 million of acquisition related expenses within Other Income and Expenses in the consolidated statement of income for the year ended December 31, 2023, including legal fees, consulting fees, and other miscellaneous expenses associated with acquisitions.
The purchase price allocations at fair value, for 2023 acquisitions as of December 31, 2023 are presented below:

Table of Content

(in thousands)	2023
Assets:
Accounts Receivable, net	$10,112
Contract assets	6,334
Prepaid and other current assets	361
Property and equipment, net	1,952
Operating lease, right-of-use assets	7,078
Goodwill	43,900
Other intangible assets	27,361
Other assets	44
Total assets acquired:	$97,142
Liabilities:
Accounts payable and accrued liabilities, current portion	$3,228
Contract liabilities	4,891
Other non-current obligations	24,222
Operating lease obligation, less current portion	7,078
Deferred tax liability	5,787
Total liabilities assumed:	$45,206
Net assets acquired:	$51,936
Cash flow reconciling items:
Issuance of common stock as partial consideration	(26,133)
Cash paid for acquisitions, net of cash acquired	$25,803

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
The following table summarizes the preliminary purchase price allocation at fair value for identifiable intangible assets acquired in 2024 and 2023:

	2024	Weighted-Average Life	2023	Weighted-Average Life
Customer relationships	$20,540	12.51	$20,050	10.45
Contract rights	5,790	1.42	6,980	1.18
Favorable leaseholds	101	5.50	331	7.76
Total	$26,431		$27,361

5. Disaggregation of Revenue and Contract Balances
The Company disaggregates revenues by contract type, see Revenue Recognition in Note 2 for further details. For the year ended December 31, 2024 and 2023, the Company derived 90.8% and 89.4% of its revenue from contracts classified as lump sum, and 9.2% and 10.6% of its revenue from exclusively time and material contracts, respectively. The Company had approximately $290.0 million in remaining performance obligations on its fixed fee projects as of December 31, 2024 of which it expects to recognize approximately 83.4% within the next twelve months and the remaining 16.6% thereafter.

Table of Content
Disaggregated revenues by contract type were as follows (in thousands):

	For the Twelve Months Ended December 31,
	2024		2023
Fixed fee	$387,328	90.8%	$309,703	89.4%
Time-and materials	39,236	9.2%	36,553	10.6%
Gross contract revenue	$426,564	100.0%	$346,256	100.0%
The Company recognized $3.6 million of revenue for the year ended December 31, 2024, which was included in the contract liabilities balance as of December 31, 2023.
6. Contracts in Progress
The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Costs incurred on uncompleted contracts	$388,531	$359,509
Estimated contract earnings in excess of costs	600,147	541,851
Estimated contract earnings to date	988,678	901,360
Less: billed to date	(953,214)	(875,321)
Net contract assets	$35,464	$26,039
7. Notes Receivable
The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The maturity dates for certain notes from officers, employees and affiliated entities have been extended until December 2027. The following is a summary of these notes receivable (in thousands):

	December 31, 2024	December 31, 2023
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 0.0% - 5.5%. The notes receivable mature through Dec. 31, 2027.	$2,527	$2,318
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in Dec. 31, 2025.[1]	903	903
Total:	3,430	3,221
Less: current portion
Officers, employees and affiliates	(1,889)	(1,199)
Non-current portion	$1,541	$2,022
1Notes initiated prior to the Company's initial public offering.
Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. No interest was accrued on the notes receivable for the year ended December 31, 2024.

Table of Content
8. Property and Equipment, Net
Property and equipment for fixed assets are as follows (in thousands):

	December 31, 2024	December 31, 2023
Computer equipment	$2,867	$2,321
Survey equipment	5,944	5,711
Vehicles	2,425	2,127
Furniture and fixtures	2,581	2,498
Leasehold improvements	9,469	8,870
Software	396	389
Camera equipment	891	–
Aircraft	7,829	–
Aircraft engine & GPS	1,517	–
Fixed assets pending lease financing [1]	715	960
Total:	34,634	22,876
Less: accumulated depreciation	(18,604)	(14,818)
Property and Equipment, net of finance lease assets	$16,030	$8,058
1assets acquired which will be re-financed under the Company's finance lease facilities
Depreciation expense for fixed assets for the years ended December 31, 2024 and 2023 was $4.0 million and $2.5 million, respectively.
Property and equipment for finance leased assets are as follows (in thousands):

	December 31, 2024	December 31, 2023
Equipment	$33,654	$20,435
Vehicles	10,287	8,540
Total:	43,941	28,975
Less: accumulated amortization on leased assets	(17,960)	(9,432)
Finance lease assets, net	$25,981	$19,543
Amortization expense for finance leased assets for the years ended December 31, 2024 and 2023 was $9.9 million and $7.3 million, respectively.
9. Goodwill
The following is a summary of goodwill resulting from business acquisitions held by the Company at December 31, 2024 (in thousands):

Goodwill
Balance as of December 31, 2023	$96,393
2024 Acquisitions - additions	37,985
2024 Acquisitions - adjustments	(114)
2023 Acquisitions - adjustments	389
Balance as of December 31, 2024	$134,653

Table of Content
10. Intangible Assets
Total intangible assets consisted of the following at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$64,164	$(11,172)	$52,992	$43,644	$(5,643)	$38,001
Contract rights	20,051	(16,393)	3,658	14,261	(8,036)	6,225
Favorable leaseholds	619	(182)	437	518	(105)	413
Domain name	281	–	281	281	–	281
Licensing rights	8,041	–	8,041	1,374	–	1,374
Total	$93,156	$(27,747)	$65,409	$60,078	$(13,784)	$46,294
On July 1, 2024, the Company acquired licensing rights with an indefinite useful life to perform engineering services in the state of New York for a total of $5.0 million before any tax adjustments. The licensing rights are considered to have an indefinite useful life and, as such, are not subject to amortization. The acquired licensing right has a weighted average period of 2.25 years until the next renewal.
The following table summarizes the total weighted average useful lives of intangible assets by asset class used for expense purposes:

	December 31, 2024	December 31, 2023
Customer relationships	11.35	11.27
Contract rights	1.75	1.84
Leaseholds	7.48	7.86
Amortization expense for the years ended December 31, 2024 and 2023 was $14.0 million and $9.0 million, respectively.
Future amortization is as follows for the years ending December 31 (in thousands):

Year ending December 31,
2025	$8,925
2026	6,937
2027	6,067
2028	5,538
2029	5,442
Thereafter	24,178
Total	$57,087
11. Revolving Credit Facility and Fixed Credit Facility

On May 2, 2024, the Company and certain of its subsidiaries as guarantors entered into a new credit agreement with lenders, Bank of America N.A., as Administrative Agent, the Swingline Lender and L/C Issuer, and TD Bank, N.A. as syndication agent for a new $100 million revolving credit facility (the “Revolving Credit Facility 2024”). The Revolving Credit Facility 2024 replaced the Company’s previous $70 million revolving credit facility (the "2022 Revolving Credit Facility"), and its non-revolving fixed line of credit ("Fixed Line #2") with Bank of America, N.A. In connection with the Revolving Credit Facility 2024, the Company and certain of its subsidiaries entered into a Security and Pledge Agreement dated May 2, 2024 with Bank of America, N.A., in its capacity as Administrative Agent. Under the Revolving Credit Facility 2024, the Company is required to comply with certain covenants, including covenants on indebtedness,

Table of Content
investments, liens and restricted payments, as well as maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Revolving Credit Facility 2024). The Company recorded $0.3 million of deferred financing costs which will be amortized over the term outlined in the Revolving Credit Facility 2024.
On December 31, 2024, the interest rates on the Revolving Credit Facility 2024 ranged from 6.91% to 8.95%. All outstanding principal on the Revolving Credit Facility 2024 is due on May 2, 2029. As of December 31, 2024, the outstanding balance on the Revolving Credit Facility 2024 was $37.0 million, and there was no outstanding balance as of December 31, 2023.
The Company secures its obligations under the Revolving Credit Facility 2024 with substantially all assets of the Company. Obligations of the Company to certain other shareholders of the Company are subordinated to the Company’s obligations under the Revolving Credit Facility 2024. The Company must maintain, on a combined basis, certain financial covenants defined in the Revolving Credit Facility 2024
On November 11, 2022, the Company and certain of its subsidiaries, as guarantors, entered into an Amended and Restated Credit Agreement with Bank of America, N.A. for the 2022 Revolving Credit Facility, as well as an Amended and Restated Pledge and Security. On August 2, 2023, the Company entered into a First Amendment to the Amended and Restated Credit Agreement whereby the maximum principal amount of the 2022 Revolving Credit Facility was increased to $70 million. As of December 31, 2024, this 2022 Revolving Credit Facility was paid in full, and $0.1 million of deferred financing costs were expensed along with the termination of the Amended and Restated Credit Agreement. On December 31, 2023, there was a balance of $45.3 million outstanding under the 2022 Revolving Credit Facility.
Fixed Line #2 had a maximum advance of $1.0 million, and did not allow for re-borrowings and was included in Notes Payable (see Note 12). Commencing on the earlier of i) the date no remaining amount is available under the Fixed Line or, ii) Aug. 31, 2020, the Company was obligated to pay the then outstanding principal balance in sixty equal monthly installments through maturity in September 2025. As of December 31, 2024, Fixed Line #2 was paid in full and there was no outstanding balance. As of December 31, 2023, the outstanding balance on Fixed Line #2 was $0.3 million.
Interest expense on the Revolving Credit Facility and Fixed Line totaled $2.8 million and $1.5 million during the years ended December 31, 2024 and 2023, respectively.

Table of Content
12. Notes Payable
Notes payable consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Related and/or affiliated parties:
[1]Shareholders and owners of acquired entities - Interest accrues annually at rates ranging from 3.25% - 11.00%. The notes payable mature on various dates through February 2028.	$25,498	$21,663
Convertible notes payable - Interest accrues annually at rates ranging from 4.75% - 8.00% annually. The convertible notes payable mature on various dates through November 2028.	5,047	6,631
Unrelated third parties:
Note payable for purchase of tangible assets	5,522	130
Note payable for purchase of intangible asset	2,075	–
Fixed credit facility - see note 11	–	344
Discounts on notes payable issued as consideration in acquisitions:
[1]Shareholders and owners of acquired entities	(915)	(1,041)
Other	(160)	–
Total	37,067	27,727
Less: current portion	(17,075)	(13,989)
Non-current portion	$19,992	$13,738
1 Includes notes payable to all owners irrespective of current relationship with the Company.
The Company’s chairman and chief executive officer guarantees certain of the notes payable, and certain of the notes payable are subordinate to the terms of the Credit Agreement disclosed in Note 11.
Interest expense attributable to the notes payable totaled $3.2 million and $2.1 million for the years ended December 31, 2024 and 2023, respectively.
Future principal payments on notes payable, presented as the gross amount before discounts, are as follows for the years ending December 31 (in thousands):

2025	$17,598
2026	10,463
2027	7,256
2028	2,291
2029	534
Total	$38,142
Convertible Notes Payable
In July 2022, the Company issued a $4.0 million 4.75% unsubordinated convertible note with a maturity date in July 2027 as partial consideration for the acquisition of Project Design Consultants, LLC (see Note 4 Acquisitions). The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $14.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note will be payable in quarterly payments of principal, interest or both beginning in October 2022 and ending in April 2027. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall

Table of Content
be paid in cash. Elections were made by the holders, and as of December 31, 2024, $3.4 million of the note was converted to 240,005 shares of common stock at $14.00 per share.
In August 2022, the Company issued a $1.1 million 5.50% unsubordinated convertible note with a maturity date in May 2027 as partial consideration for the acquisition of Anchor Consultants, LLC (see Note 4 Acquisitions). The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $18.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note will have quarterly payments of principal, interest or both beginning in November 2022 and ending in May 2027. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of December 31, 2024, there has been no election by the holders to convert any portions of the convertible note to common stock.
In December 2022, the Company issued a $1.6 million 7.00% unsubordinated convertible note with a maturity date in September 2027 as partial consideration for the acquisition of H2H Geoscience Engineering, PLLC (see Note 4 Acquisitions). The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $18.00 per share upon proper notice. Subject to the exercise of the conversion, the convertible note will have quarterly payments of principal, interest or both beginning in December 2024 and ending in September 2027. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of December 31, 2024, there has been no election by the holders to convert any portions of the convertible note to common stock.
In November 2023, the Company issued a $1.3 million 8.00% unsubordinated convertible note with a maturity date in May 2024 as partial consideration for the acquisition of High Mesa Consulting Group, Inc. (see Note 4 Acquisitions). The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $28.13 per share upon proper notice. Subject to the exercise of the conversion, the convertible note and the accrued interest shall be payable in May 2024. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of all or part of the unpaid principal amount and accrued interest be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. As of December 31, 2024, the entire balance of the note was converted into 48,067 shares of common stock at $28.13 per share, and there is no outstanding balance.
In November 2024, the Company issued a $2.2 million 5.00% unsubordinated convertible note with a maturity date in November 2028 as partial consideration for the acquisition of Exeltech Consulting, Inc. (see Note 4 Acquisitions). The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $32.32 per share upon proper notice. Subject to the exercise of the conversion, the convertible note will have quarterly payments of principal, interest or both beginning in April 2025 and ending in November 2028. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of December 31, 2024, there has been no election by the holders to convert any portions of the convertible note to common stock.
13. Pension and Post-retirement Benefit Obligations
The Company acquired various non-qualified defined benefit pension plans in the U.S. (the "Plan"). Individual benefits under the Plan generally are based on the employee’s years of creditable service and compliance with non-compete agreements. The plan is unfunded and there are no plan assets. The pension benefit obligations were measured as of December 31, 2024 and 2023. There were no contributions made to the Plan as of December 31, 2024 and 2023.
The following tables provide reconciliations of the changes in the Plans’ benefit obligations as of December 31, 2024 and 2023:

Table of Content

(Amounts in thousands)	December 31, 2024	December 31, 2023
Change in benefit obligation
Benefit obligation at beginning of year	$5,046	$5,087
Service cost	39	41
Interest cost	276	273
Direct benefit payments	(296)	(303)
Net transfers in	559	–
Actuarial gain	(598)	(52)
Benefit obligation at end of year	$5,026	$5,046
The following table sets forth the amounts recognized in the consolidated balance sheets as of December 31, 2024 and 2023:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Amount recognized in the consolidated balance sheets:
Accounts payable and accrued liabilities, current portion	$(308)	$(392)
Post-retirement obligation, less current portion	(4,718)	(4,654)
Net amount recognized in the balance sheet	$(5,026)	$(5,046)

There are no required minimum contributions for the pension plans and pension costs are determined using the assumptions as of the beginning of the plan year.

14. Related Party Transactions
The Company leased commercial office space from BCG Chantilly, LLC (BCC), an entity in which Mr. Bowman, Mr. Bruen and Mr. Hickey collectively owned a 63.6% interest until April 19, 2024. The Company entered into lease with new landlord thereafter. As of December 31, 2024 and 2023, there were no amounts due to or receivables due from BCC. Rent expense for years ended December 31, 2024 and 2023 was $27,000 and $0.1 million, respectively.
Bowman Lansdowne Development, LLC (BLD) is an entity in which Mr. Bowman has an ownership interest. On December 31, 2024 and 2023, the Company’s notes receivable included $0.5 million and $0.5 million, respectively, from BLD, with a maturity date of December 31, 2027. Mr. Bowman has executed a Guaranty of Collection for the amount of the current unpaid principal balance.
Lansdowne Development Group, LLC (LDG) is an entity in which BLD has a minority ownership interest. On December 31, 2024 and 2023, our accounts receivable included $0.1 million and $0.1 million, respectively, due from LDG. On December 31, 2024 and 2023, notes receivable included $0.4 million and $0.4 million, respectively, from LDG, with a maturity date of December 31, 2027. Mr. Bowman has executed a Guaranty of Collection for the amount of the current unpaid principal balance.
Bowman Realty Investments 2010, LLC (BR10) is an entity in which Mr. Bowman has an ownership interest. On December 31, 2024 and 2023, the Company’s notes receivable included $0.2 million and $0.2 million, respectively, from BR10, with a maturity date of January 31, 2027. BR10 executed a Pledge and Assignment Agreement as security for its obligation to the Company.
Alwington Farm Developers, LLC (AFD) is an entity in which BR10 has a minority ownership interest. On December 31, 2024 and 2023, notes receivable included $1.2 million and $1.2 million, respectively, from AFD, with a maturity date of February 15, 2026. Subsequent to December 31, 2024, the note receivable balance decreased to $0.4 million.

Table of Content
MREC Shenandoah VA, LLC (“MREC Shenandoah”) is an entity in which Lake Frederick Holdings, LLC (“Lake Frederick Holdings”) owns a 92% interest and Shenandoah Station Partners LLC, an entity owned in part by Bowman Lansdowne and in part by Bowman Realty 2013, owns an 8% interest. Mr. Bowman owns a 100% interest in, and is the manager of, Lake Frederick Holdings. Mr. Bowman is the sole member of Bowman Realty 2013. Since 2020, the Company has provided engineering services to MREC Shenandoah in exchange for cash payments. During the years ended December 31, 2024 and 2023, the Company invoiced $0.6 million and $0.2 million, respectively, and received payments of $0.1 million and $0.2 million, respectively.
During the years ended December 31, 2024 and 2023, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $0.3 million and $0.1 million, respectively. These entities were billed $0.3 million and $0.1 million, respectively.
In August of 2022, the Company agreed to reimburse Mr. Bowman at a fixed hourly rate for the business use of an aircraft owned by Sunrise Asset Management, a company owned 100% by Mr. Bowman. The Company paid $0.3 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.
15. Income Taxes
The provision (benefit) for income taxes consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Current expense (benefit):
Federal	$4,418	$20,694
State	3,242	5,001
Foreign	24	24
Total	7,684	25,719
Deferred expense (benefit):
Federal	(16,512)	(21,454)
State	(3,152)	(4,088)
Foreign	–	–
Total	(19,665)	(25,542)
Provision (benefit) for income taxes	$(11,980)	$177

Table of Content
The Company measures deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. Components of the Company’s deferred tax asset and liability are as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Lease liabilities	$12,379	$12,119
Bad debt reserve	795	608
Accrued employee related expenses	2,633	1,029
Capitalized research and development costs	52,040	37,957
Restricted stock units	2,965	3,052
Performance stock units	1,878	1,738
Acquisition related transaction costs	818	890
	73,508	57,393
Deferred tax liabilities:
Fixed asset depreciation	(7,579)	(4,833)
Lease assets	(10,833)	(10,387)
Intangible asset amortization	(6,782)	(1,775)
Prepaid expenses	(1,442)	(1,102)
Section 481(a) adjustment	(1,580)	(3,343)
Goodwill amortization	(3,136)	(2,175)
Other	(115)	2
	(31,467)	(23,613)
Net deferred tax assets (liabilities)	$42,040	$33,780
Beginning January 1, 2022, the Tax Cuts and Jobs Act (TCJA) of 2017 eliminated the option to deduct research and development expenditures in the current year and now requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the TCJA, deferred tax assets reflect approximately $122 million and $92 million of pre-tax capitalized and amortizable research and development costs for the years ended December 31, 2024 and 2023, respectively.
The Company’s tax attributes, including research and development credits, are subject to any ownership changes as defined under the Internal Revenue Code Sections 382 and 383. A change in ownership could affect the Company’s ability to utilize its credits and certain other tax attributes. The Company has recognized the portion of research and development credits acquired that will not be limited and more likely than not to be realized.
Based on the Company’s operating history and management’s expectation regarding future profitability, management believes the Company’s deferred tax assets are more likely than not to be realizable under ASC 740, Income Taxes. Accordingly, no valuation allowance exists as of December 31, 2024, and December 31, 2023.

Table of Content
Income tax expense (benefit) differed from the amounts computed by applying the federal statutory income tax rate of 21% to pretax income due to the following adjustments (in thousands):

	December 31, 2024	December 31, 2023
Statutory rate	$(1,871)	$(1,354)
State income taxes, net of federal benefit	(879)	(138)
Section 162(m) compensation differences	3,499	1,381
Other permanent differences	(29)	–
Meals & entertainment	399	267
Employee stock purchase plans	319	201
Acquisition-related costs	4	112
Stock compensation	(3,952)	(1,970)
Foreign taxes	24	24
Other	(13)	(111)
Research & development credit	(7,067)	(3,098)
Uncertain tax positions	(2,414)	4,863
Provision (benefit) for income tax	$(11,980)	$177
The adjustment to the statutory rate from state income taxes for the year ended December 31, 2024, and December 31, 2023, respectively, are the result of state and local income tax expense, including tax rate and apportionment factor changes.
The adjustment to the statutory rate from Internal Revenue Code Section 162(m) for the year ended December 31, 2024, and December 31, 2023, are the result of permanent differences created by the annual disallowance of certain executive compensation exceeding $1.0 million.

The adjustment to the statutory rate from stock compensation for the year ended December 31, 2024, and 2023, are the result of permanent differences recognized for the tax deduction in excess of book amortization on the exercise and vesting of stock-based compensation.
The adjustment to the statutory rate from research and development credits for the year ended December 31, 2024, and 2023 are the result of application of research and development tax credits earned generated by the Company in connection with certain at-risk work performed on behalf of our customers.
The Company has elected to record tax-related penalties and interest as current income tax expense. For the year ended December 31, 2024, total penalties and interest related to uncertain tax positions is a net decrease of $2.5 million, including a net decrease of $2.6 million related to IRC Section 174 research and development expenditures. For the year ended December 31, 2023, total penalties and interest related to uncertain tax positions is a net increase of $4.8 million, including a net increase of $4.6 million related to IRC Section 174 research and development expenditures.

A reconciliation of the beginning balance and ending amounts of unrecognized tax benefits (excluding interest and penalties) is as follows for the year ended December 31, 2024, and 2023 (in thousands):

	2024	2023
Balances at January 1	$38,899	$716
Additions based on tax positions related to the prior year	99	14,485
Decreases based on tax positions related to prior year	(5,354)	–
Additions based on tax positions related to the current year	19,617	23,698
Settlements	–	–
Balances at December 31	$53,261	$38,899

Table of Content
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2024 and 2023, is $1.2 million and $0.9 million, respectively.
The amount of the unrecognized tax benefits expected to reverse within the next 12 months is $13.6 million.

For the period ending December 31, 2024, the Company recorded net interest of $1.5 million and released $4.0 million of penalties, respectively, related to uncertain tax positions, which were recognized as a component of income tax expense. For the period ending December 31, 2023, the Company recorded interest and penalties of $0.6 million and $4.0 million, respectively, related to uncertain tax positions, which were recognized as a component of income tax expense.
For the periods ending December 31, 2024, and December 31, 2023, the Company has an ending uncertain tax position of $52.0 million and $38.0 million, respectively, against its IRC Section 174 research and development expenditures. The Company reported this uncertain tax position given its position that its costs are deductible currently and therefore should not be capitalized and amortized over five years. This uncertain tax position represents a timing difference with no impact to overall income tax expense or benefit.
For the periods ending December 31, 2024, and December 31, 2023, the Company has an ending uncertain tax position of $0.9 million and $0.6 million, respectively, against its research and development expenditures credit.
The Company files income tax returns in the U.S. federal jurisdiction and certain states in which it operates. The Company’s federal income tax returns for tax years 2021 and thereafter remain subject to examination by the U.S. Internal Revenue Service. The statute of limitations on the Company’s state income tax returns generally conforms to the federal three-year statute of limitations.
The Organization for Economic Cooperation and Development has released Pillar Two Model Rules, a 15% minimum effective tax rate designed to ensure that large multinational enterprises pay a minimum level of tax on the income arising in each jurisdiction where they operate and mandates sharing of certain company information with taxing authorities on a local and global basis. Certain jurisdictions have enacted, and others have proposed, legislation to implement certain provisions of Pillar Two. The Company is continuing to monitor the implications resulting from the potential enactment of Pillar Two rules in the jurisdictions where we operate. The Company has no tax liability resulting from Pillar II for the 2024 year.
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
The following table summarizes the stock issuance activity under the Employee Stock Purchase Plan for the year ended December 31, 2024 (in thousands, except share data):

December 31, 2024
Proceeds from the issuance of common stock under the ESPP	$1,921

Number of shares sold	78,533
For the year ended December 31, 2024, stock compensation expense for ESPP was $1.5 million.
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

Table of Content
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
For the years ended December 31, 2024 and 2023, no new option shares were granted.
A summary of the status of stock options exercised, including the substantive options discussed in Note 3, is as follows:

	Number of shares	Weighted Average Exercise Price
Outstanding at January 1, 2023	10,030	$5.99
Granted	–	–
Exercised	(4,897)	5.97
Expired or cancelled	–	–
Outstanding at December 31, 2023	5,133	$6.02
Granted	–	–
Exercised	(4,779)	5.98
Expired or cancelled	–	–
Outstanding at December 31, 2024	354	$6.61
The following summarizes information about options outstanding and exercisable at December 31, 2024 and December 31, 2023:

	Options Outstanding and Exercisable
	Exercise Price	Total Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Total Exercisable
December 31, 2023	$6.28	5,133	5.0	$6.02	5,133
December 31, 2024	$6.28	354	5.0	$6.61	354
The intrinsic value of these options on December 31, 2024 and 2023 was $18.67 and $29.24, respectively.
The Company received cash payments of $28,205 and $29,203 from the exercise of options under the Stock Option Plan in the years ended December 31, 2024 and 2023, respectively.
The Company did not record any compensation cost related to stock options during the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.
Stock Bonus Plan
Effective May 11, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The Plan is administered by the Board of Directors through which they can issue restricted stock awards. As of December 31, 2024, 4,883,269 shares of common stock are authorized and reserved for issuance under the Plan. This reserve automatically increases on each January 1, for the duration of the Plan, in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year. The Plan supersedes and replaces

Table of Content
any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.
During the year ended December 31, 2024, the Board granted 515,077 shares under the Plan. The shares have a vesting period of up to five years during which there are certain restrictions as defined by the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the Share on such date, or if there are no sales on such date, on the next preceding day on which there were sales.
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
During the year ended December 31, 2024, no new restricted stock awards were granted under the Stock Bonus Plan.
The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2023	1,837,309	14.33
Granted	734,042	28.91
Vested	(816,837)	12.54
Cancelled	(34,895)	20.71
Outstanding at December 31, 2023	1,719,619	18.78
Granted	515,077	31.28
Vested	(1,080,366)	19.34
Cancelled	(41,177)	20.41
Outstanding at December 31, 2024	1,113,153	24.34
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
During the year ended December 31, 2024, the compensation committee approved the grants of 237,421 performance based stock units to certain executive officers of the Company under the Officers LTIP. The performance based restricted stock units are subject to a market condition, with an average vesting period of 3.37 years. The number of units earned is based on total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the components of a custom peer group during the performance period from February 8, 2024 to June 30, 2028. The performance stock units are valued using a Monte Carlo simulation with model inputs of opening average share value, valuation date stock price, expected volatilities, correlation coefficient, risk-free interest rate, and expected dividend yield for the Company and the custom peer group.

Table of Content
The following table summarizes the activity of performance stock units subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2024	693,139	16.49
Granted	237,421	24.43
Vested	(260,842)	13.81
Cancelled	–	–
Outstanding at December 31, 2024	669,718	20.35
The Company recognizes forfeitures as they occur.
As of December 31, 2024, the Company had 1,782,871 of unvested stock awards that vest between January 1, 2025 and June 30, 2028.
For the years ended December 31, 2024, and 2023, stock compensation expense for the Stock Bonus Plan was $24.4 million and $24.7 million, respectively.
The future expense of the unvested awards by year is as follows (in thousands):

2025	$13,688
2026	5,987
2027	2,302
2028	867
2029	–
Total	$22,844
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
For the years ended December 31, 2024 and 2023, employer contributions totaled $5.1 million and $4.1 million, respectively.
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
The following tables present our operating and finance leases as of December 31, 2024, and 2023:

Table of Content

(Amounts in thousands)	Balance Sheet Classification	December 31, 2024	December 31, 2023
Assets:
Operating lease assets	Operating lease, right-of-use assets	$42,085	$40,743
Finance lease assets	Property and equipment, net	25,981	19,543
Total lease assets		$68,066	$60,286
Liabilities:
Current:
Operating lease liabilities	Operating lease obligation, current portion	$(10,979)	$(9,016)
Finance lease liabilities	Finance lease obligation, current portion	(10,394)	(6,586)
Total current lease liabilities		$(21,373)	$(15,602)
Non-current:
Operating lease liabilities	Operating lease obligation, less current portion	$(37,058)	$(37,660)
Finance lease liabilities	Finance lease obligation, less current portion	(17,940)	(14,408)
Total non-current lease liabilities		$(54,998)	$(52,068)

The following tables present selected financial information for the year ended December 31, 2024, and 2023:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Operating lease cost
Amortization of right-of-use assets	$13,219	$11,192
Short-term and variable lease cost	1	9
Finance lease cost:
Amortization of right-of-use assets	9,905	7,262
Interest on lease liabilities	1,714	1,464
Sublease income	(106)	(75)
Total lease cost	$24,733	$19,852

(Amounts in thousands)	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$13,264	$10,445
Operating cash flows from finance leases	1,712	1,462
Financing cash flows from finance leases	9,010	6,782
Right-of-use assets obtained in exchange for new operating leases	11,473	19,030
Right-of-use assets obtained in exchange for new finance leases	16,458	8,245

Table of Content

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (in years):
Operating leases	4.71	5.28
Finance leases	2.48	2.73
Weighted average discount rates:
Operating leases	6.7%	7.1%
Finance leases	6.7%	7.4%
Future minimum commitments under leases for the succeeding years are as follows (in thousands):

(Amounts in thousands)
Year ending December 31,	Operating Lease	Finance Lease
2025	$13,629	$11,799
2026	11,780	8,290
2027	10,300	4,085
2028	9,243	1,367
2029	6,386	–
Thereafter	4,782	–
Total lease payments	$56,120	$25,541
Less: Amounts representing interest	$(8,174)	$(2,707)
Total lease liabilities	$47,946	$22,833
The future minimum commitments for operating leases are inclusive of the $0.1 million sub-lease income associated with the $48.0 million total liability to operating leases as presented on the consolidated balance sheet.
The future minimum commitments for finance leases are exclusive of the $5.5 million bargain purchase price associated with the $28.3 million total liability to finance leases as presented on the consolidated balance sheet.
19. Segment Information

The Company operates as a single business segment represented by our core business of providing multi-disciplinary professional engineering solutions to customers. The Company primarily derives its revenue from its core business of providing engineering and related professional services to customers. While we evaluate revenue and other key performance indicators relating to various divisions of labor, our leadership neither manages the business nor deliberately allocates resources by service line, geography, or end market. The Company derives the majority of its revenue from domestic customers, and has no significant long-lived assets located outside the United States. No single customer accounted for 10% or more of the Company’s total revenue during the period.

The Company’s Chief Operating Decision Maker (“CODM”) is Gary Bowman, who is the Chairman and Chief Executive Officer. The CODM assesses performance for the Company and decides how to allocate resources based on significant expense categories that contribute to net income (loss), as outlined below. The CODM uses these varying results to prioritize the reinvestment of profits within the Company. These results are also used in assessing the Company’s performance and determining management’s compensation. The CODM does not review assets in evaluating the results of the Company, and therefore, such information is not presented.
The following tables provides the operating financial results of the Company as of December 31, 2024 and 2023:

Table of Content

(in thousands)	December 31, 2024	December 31, 2023
Gross contract revenue	$426,564	$346,256
Less:
Labor and fringe	245,503	198,979
Other segment items[1]	46,895	42,262
General & administrative expenses	72,273	56,002
Incentives	36,487	31,165
Depreciation and amortization	27,828	18,723
Interest expense	7,951	5,340
Other (income) expense, net	(1,427)	232
Income tax (benefit) expense	(11,980)	177
Net income (loss)	$3,034	$(6,624)
1Other segment items included in net income (loss) consists primarily of sub-consultants and other direct expenses.
20. Contingencies
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not be material to the Company’s combined financial position, results of operations or cash flows.
21. Subsequent Events
On February 14, 2025, the Company completed the acquisition of substantially all of the assets of UP Engineering, LLC pursuant to the Asset Purchase Agreement, dated February 14, 2025 (the “Agreement”), among the Company, UP Engineering, LLC and member. The aggregate consideration was approximately $3.5 million which consisted of cash, promissory note and convertible promissory note, subject to adjustment.
On March 12, 2025, the Company and certain of its subsidiaries acting as guarantors, entered into a First Amendment to the Revolving Credit Facility 2024 which increases the maximum principal amount of the Revolving Credit Facility 2024 from $100.0 million to $140.0 million. There were no other changes to the terms of the Revolving Credit Facility 2024.

Table of Content
Item 16. Form 10-K Summary
None

Table of Content
SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, in Reston, Virginia, on March 12, 2025.

Bowman Consulting Group Ltd.

By:	/s/ Gary Bowman
Name: Gary Bowman Title: Chief Executive Officer, Chairman (Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Bowman	Chief Executive Officer, Chairman (Principal Executive Officer)	March 12, 2025
Gary Bowman

/s/ Daniel Swayze	Chief Operating Officer	March 12, 2025
Daniel Swayze

/s/ Bruce Labovitz	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	March 12, 2025
Bruce Labovitz

/s/ Stephen Riddick	Director	March 12, 2025
Stephen Riddick

/s/ Raymond Vicks, Jr.	Director	March 12, 2025
Raymond Vicks, Jr.

/s/ Patricia Mulroy	Director	March 12, 2025
Patricia Mulroy

/s/ James Laurito	Director	March 12, 2025
James Laurito