Form 10-Q
period 2025-03-31
Bowman Consulting Group Ltd.
filed 2025-05-07
CIK 1847590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, the registrant had 17,233,069 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$10,700	$6,698
Accounts receivable, net	107,354	105,105
Contract assets	50,099	43,369
Notes receivable - officers, employees, affiliates, current portion	1,345	1,889
Prepaid and other current assets	19,452	19,560
Total current assets	188,950	176,621
Non-Current Assets
Property and equipment, net	41,250	42,011
Operating lease, right-of-use assets	43,119	42,085
Goodwill	135,896	134,653
Notes receivable	903	903
Notes receivable - officers, employees, affiliates, less current portion	204	638
Other intangible assets, net	63,892	65,409
Deferred tax asset, net	53,018	42,040
Other assets	1,517	1,521
Total Assets	$528,749	$505,881
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Revolving credit facility	$45,000	$37,000
Accounts payable and accrued liabilities, current portion	55,020	51,626
Contract liabilities	11,831	7,905
Notes payable, current portion	16,533	17,075
Operating lease obligation, current portion	11,121	10,979
Finance lease obligation, current portion	11,088	10,394
Total current liabilities	150,593	134,979
Non-Current Liabilities
Other non-current obligations	55,829	45,079
Notes payable, less current portion	19,035	19,992
Operating lease obligation, less current portion	37,961	37,058
Finance lease obligation, less current portion	16,506	17,940
Pension and post-retirement obligation, less current portion	4,710	4,718
Total liabilities	$284,634	$259,766
Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024.	$–	$–
Common stock, $0.01 par value; 30,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 21,502,214 shares issued and 17,337,090 outstanding, and 21,281,247 shares issued and 17,382,138 outstanding as of March 31, 2025 and December 31, 2024, respectively	215	213
Additional paid-in-capital	335,514	329,073
Accumulated other comprehensive income	1,114	1,146
Treasury stock, at cost; 4,165,124 and 3,899,109 shares, respectively	(67,579)	(60,901)
Stock subscription notes receivable	(19)	(30)
Accumulated deficit	(25,130)	(23,386)
Total shareholders' equity	$244,115	$246,115
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$528,749	$505,881
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Gross Contract Revenue	$112,931	$94,907
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	41,956	37,687
Sub-consultants and expenses	12,878	9,218
Total contract costs	54,834	46,905
Operating Expenses:
Selling, general and administrative	50,490	44,713
Depreciation and amortization	6,521	5,995
(Gain) on sale of assets	(49)	(96)
Total operating expenses	56,962	50,612
Income (loss) from operations	1,135	(2,610)
Other expense	2,110	2,401
Loss before tax benefit	(975)	(5,011)
Income tax expense (benefit)	769	(3,453)
Net loss	$(1,744)	$(1,558)
Earnings allocated to non-vested shares	$–	$–
Net loss attributable to common shareholders	$(1,744)	$(1,558)
Earnings (loss) per share
Basic	$(0.11)	$(0.11)
Diluted	$(0.11)	$(0.11)
Weighted average shares outstanding:
Basic	16,356,331	13,827,728
Diluted	16,356,331	13,827,728
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(1,744)	$(1,558)
Other comprehensive loss
Pension and post-retirement adjustments	(32)	(11)
Other comprehensive loss	(32)	(11)
Income tax provision related to items of other comprehensive loss	–	–
Other comprehensive loss, net of tax	(32)	(11)
Comprehensive loss, net of tax	$(1,776)	(1,569)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2025 and 2024
(Amounts in thousands except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2024	17,694,495	$177	$215,420	(2,600,217)	$(26,410)	$590	$(76)	$(26,420)	$163,281
Issuance of new common shares	107,927	1	3,702	–	–	–	–	–	3,703
Purchase of treasury stock	–	–	–	(163,082)	(5,732)	–	–	–	(5,732)
Issuance of new common shares under stock compensation plan	349,151	3	(3)	–	–	–	–	–	–
Cancellation of shares under stock compensation plan	(22,855)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	15,099	–	466	–	–	–	–	–	466
Stock based compensation	–	–	6,425	–	–	–	–	–	6,425
Collection on stock subscription notes receivable	–	–	–	–	–	–	10	–	10
Exercises of conversion feature of convertible note	48,001	1	671	–	–	–	–	–	672
Other comprehensive loss, net of tax	–	–	–	–	–	(11)	–	–	(11)
Net loss	–	–	–	–	–	–	–	(1,558)	(1,558)
Balance at March 31, 2024	18,191,818	$182	$226,681	(2,763,299)	$(32,142)	$579	$(66)	$(27,978)	$167,256

Balance at January 1, 2025	21,281,247	$213	$329,073	(3,899,109)	$(60,901)	$1,146	$(30)	$(23,386)	$246,115
Issuance of new common shares in common stock offering	–	–	—	–	–	–	–	–	—
Issuance of new common shares	39,347	1	969	–	–	–	–	–	970
Purchase of treasury stock	–	–	–	(103,086)	(2,575)	–	–	–	(2,575)
Issuance of new common shares under stock compensation plan	131,588	1	(1)	–	–	–	–	–	–
Cancellation of common shares under stock compensation plan	(6,998)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	26,023	–	483	–	–	–	–	–	483
Stock based compensation	–	–	4,557	–	–	–	–	–	4,557
Collections on stock subscription notes receivable	–	–	–	–	–	–	11	–	11
Exercises of conversion feature of convertible note	31,007	–	433	–	–	–	–	–	433
Other comprehensive loss, net of tax	–	–	–	–	–	(32)	–	–	(32)
Repurchases of common stock	–	–	–	(162,929)	(4,103)	–	–	–	(4,103)
Net loss	–	–	–	–	–	–	–	(1,744)	(1,744)
Balance at March 31, 2025	21,502,214	$215	$335,514	(4,165,124)	$(67,579)	$1,114	$(19)	$(25,130)	$244,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(1,744)	$(1,558)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization - property, plant and equipment	3,904	2,656
Amortization of intangible assets	2,617	3,339
Gain on sale of assets	(49)	(96)
Credit losses	345	402
Stock based compensation	6,630	7,829
Deferred taxes	(10,977)	(4,201)
Accretion of discounts on notes payable	256	117
Changes in operating assets and liabilities, net of acquisition of businesses
Accounts receivable	(1,896)	(7,946)
Contract assets	(6,340)	(2,151)
Prepaid expenses and other assets	615	(5,523)
Accounts payable and accrued expenses	14,885	10,614
Contract liabilities	3,788	(963)
Net cash provided by operating activities	12,034	2,519
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,043)	(262)
Fixed assets converted to lease financing	–	424
Proceeds from sale of assets and disposal of leases	49	96
Payments received under loans to shareholders	–	20
Proceeds from notes receivable	718	–
Acquisitions of businesses, net of cash acquired	(1,479)	(3,027)
Collections under stock subscription notes receivable	11	10
Net cash used in investing activities	(1,744)	(2,739)
Cash Flows from Financing Activities:
(Repayments) Borrowings under revolving credit facility	8,000	1,964
Repayments under fixed line of credit	–	(49)
Repayment under notes payable	(4,377)	(3,734)
Payments on finance leases	(2,702)	(1,716)
Payment of contingent consideration from acquisitions	(1,016)	–
Payments for purchase of treasury stock	(2,574)	(5,732)
Repurchases of common stock	(4,103)	–
Proceeds from issuance of common stock	484	473
Net cash used in financing activities	(6,288)	(8,794)
Net increase (decrease) in cash and cash equivalents	4,002	(9,014)
Cash and cash equivalents, beginning of period	6,698	20,687
Cash and cash equivalents, end of period	$10,700	$11,673

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,028	$1,962
Cash paid for income taxes	$10	$11
Non-cash investing and financing activities:
Property and equipment acquired under finance lease	$(2,006)	$(3,002)
Note payable converted to common shares	$(434)	$(672)
Issuance of notes payable for acquisitions	$(2,056)	$(2,461)
Settlement of contingent consideration	$1,968	$–
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

Deferred offering costs consist primarily of accounting, legal and other fees associated with the common stock offering, and were netted against the proceeds. No deferred offering costs were capitalized in the condensed consolidated balance sheet as of March 31, 2025.
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
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 12, 2025.
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

2. Significant Accounting Policies
The following is a summary of the significant accounting policies and principles used in the preparation of the condensed consolidated financial statements:
Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies (“EGC”) from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGC but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is either not an EGC or, an EGC that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.
The Company will no longer be classified as an EGC at December 31, 2026, which is the end of the fiscal year following the fifth anniversary of the completion of its initial public offering. As a result, we will be required to comply with all public company reporting requirements applicable to non-EGC registrants.
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
Long-term contracts typically contain billing terms that provide for invoicing once a month and payment on a net 30-day basis. Exceptions to monthly billing are to ensure that the Company performs satisfactorily rather than representing a significant financing component. For example, certain fixed price contracts may provide for milestone billings based upon the attainment of specific project objectives to ensure the Company meets its contractual requirements rather than having billing monthly. Additionally, contracts may include retentions or holdbacks paid at the end of a project to ensure that the Company meets the contract requirements. The Company does not assess whether a contract contains a significant financing component if the Company expects, at contract inception, that the period between payment by the customer and the transfer of promised services to the customer will be less than one year.
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
In certain situations, it is possible that two or more contracts should be combined and accounted for as a single contract, or a single contract should be accounted for as multiple performance obligations. This requires judgment and could impact the amount and timing of revenue recognition. Such determinations are made using management’s best estimate and knowledge of contracts and related performance obligations.
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

Accounts Receivable, net and Expected Credit Losses
Accounts receivable, net (contract receivables), include amounts billed in accordance with the terms of customer contracts and are stated at their net realizable value. The Company maintains an allowance for expected credit losses for the estimated portion of receivables that may not be collected. Expected credit losses are determined based on management’s assessment of the collectability of specific accounts, taking into consideration factors such as customer type, creditworthiness, and financial condition, as well as accounts receivable aging trends for billed receivables. The allowance also includes a general provision based on the Company’s historical loss experience and prevailing economic conditions.
Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for expected credit losses. As of March 31, 2025 and December 31, 2024, the balance in the allowance for expected credit losses was $2.9 million. No single customer accounted for more than 10% of the Company's outstanding receivables as of either date.
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

The Company can, at times, be subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the three months ended March 31, 2025, or for the year ended December 31, 2024. The Company’s customers are located throughout the United States across diverse market sectors. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.
Variable Interest Entities
We have an economic interest in an entity that is a variable interest entity. Variable interest entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. On April 2, 2024, the Company through a newly created, wholly owned subsidiary, acquired 100% of the outstanding stock of Surdex Corporation ("Surdex"). The wholly owned subsidiary was then merged into Surdex, with Surdex being the surviving entity. Concurrently, Hoffman Aviation Services, Inc. ("HAS") was established and is wholly owned by the former shareholders of Surdex Corporation. HAS was established for the purpose of providing services exclusively to Surdex. The Company was determined to be the primary beneficiary; therefore, HAS has been consolidated into the Company's financial results, with all intercompany transactions eliminated during the consolidation process.
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
As of March 31, 2025 and December 31, 2024:
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
The following is a summary of change in contingent consideration:

(in thousands)	For the Three Months Ended March 31, 2025	For the Year Ended December 31, 2024
Balance at beginning of period	$6,652	$10,567
Fair value of contingent consideration issuances	–	2,030
Change in fair value of contingent consideration	(146)	(1,559)
Settlement of contingent consideration	(3,023)	(4,386)
Balance at end of period	$3,483	$6,652
The change in fair value consideration is included in Other Expense in the Condensed Consolidated Income Statement.
Income Taxes
The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events recognized in the condensed consolidated financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when the differences settle or become realized. Valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable or recoverable in the future. As of March 31, 2025, no valuation allowances are required, and all deferred tax assets are realizable.

The Company assesses uncertain tax positions to determine whether income tax positions will more likely than not be sustained upon examination by the Internal Revenue Service or other taxing authorities. If the Company cannot reach a more-likely-than-not determination, no benefit is recorded. If the Company determines that the tax position is more likely than not to be sustained, the Company records the largest amount of benefit that is more likely than not to be realized when the tax position is settled. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Beginning January 1, 2022, the Tax Cuts and Jobs Act (TCJA) of 2017 eliminated the option to deduct research and development expenditures in the current year and now requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the TCJA, we have established a $61.3 million uncertain tax position related to capitalized and amortizable research and development ("R&D") costs as of the three-month period ended March 31, 2025.

The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was (78.9)% and 68.9%, respectively. The change in the Company’s effective tax rate is predominantly due to certain non-recurring discrete events in addition to changes in the estimated annual effective tax rate, as discussed below.

The most prominent factors impacting the estimated annual effective tax rate include a decrease in the projected limitation of the deductible executive compensation for 2025, an increase in projected R&D credits generated for 2025, and an overall increase in forecasted income for 2025 relative to 2024. Further, the Company also recognized a net discrete expense of $0.9 million for the three months ended March 31, 2025, compared to a net discrete benefit of $1.2 million for the three months ended March 31, 2024. The net discrete expense is predominantly the result of absence of a windfall tax benefit for restricted stock awards, penalties and interest recorded for uncertain tax positions, and other non-recurring adjustments. More specifically, the shortfall tax adjustment for restricted stock awards recognized at a value lower than the grant date fair value is $0.1 million for the three months ended March 31, 2025 compared to a windfall tax adjustment of $2.5 million for restricted stock awards recognized at a value higher than the grant date fair value for the three months ended March 31, 2024. Penalties and interest accrued for uncertain tax positions are $0.6 million for the three months ended March 31, 2025, and $1.3 million for the three months ended March 31, 2024. These factors reduced the rate by 91.3% for the three months ended March 31, 2025, and increased the rate by 24.2% for the three months ended March 31, 2024.
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
Segments
The Company operates in one segment based upon the financial information used by its chief operating decision maker in evaluating the financial performance of its business and allocating resources. The single segment represents the Company’s core business of providing engineering and related professional services to its customers. See Note 16 Segment Information for further information on the Company's reportable segment.
Recently Issued Accounting Guidance
Accounting guidance recently adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and should be applied prospectively. Retrospective application is permitted. ASU 2023-09 will be reflected in the Company's annual report on Form 10-K for the 2025 fiscal year.
Accounting guidance not yet adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.
The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company’s Condensed Consolidated Financial Statements.
3. Earnings (Loss) Per Share and Certain Related Information
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three months ended March 31, 2025 and 2024. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings (loss) of the Company. The dilutive effect of options is reflected in diluted earnings (loss) per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee Stock Purchase Plan is reflected in diluted earnings (loss) per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The dilutive effect of convertible debt is reflected in diluted earnings (loss) per share by application of the if-converted method. The Company uses the two-class method to determine earnings (loss) per share.
For calculating basic earnings (loss) per share, for the three months ended March 31, 2025, the weighted average number of shares outstanding exclude 885,348 non-vested restricted shares and 317 unexercised substantive options. For the three months ended March 31, 2025, the computation of diluted earnings (loss) per share did not include the effect of all potential dilutive common stock equivalents, as their impact would have been antidilutive due to the net loss for the period.

For calculating basic earnings (loss) loss per share, for the three months ended March 31, 2024, the weighted average number of shares outstanding exclude 1,431,607 non-vested restricted shares and 4,791 unexercised substantive options. For the three months ended March 31, 2024, the computation of diluted earnings (loss) per share did not include the effect of all potential dilutive common stock equivalents, as their impact would have been antidilutive due to the net loss for the period.
The following table represents a reconciliation of the net loss and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2025 and 2024 (in thousands, except share data):

	For the Three Months Ended March 31,
	2025	2024
Numerator
Net loss	$(1,744)	$(1,558)
Earnings allocated to non-vested shares	–	–
Total	$(1,744)	$(1,558)
Denominator
Weighted average common shares outstanding	16,356,331	13,827,728
Effect of dilutive nominal options	–	–
Effect of dilutive contingently earned shares	–	–
Dilutive average shares outstanding	16,356,331	13,827,728
Basic earnings (loss) per share	$(0.11)	$(0.11)
Dilutive earnings (loss) per share	$(0.11)	$(0.11)

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
Through March 31, 2025, the Company repurchased 1,120,942 shares of common stock at an average price per share of $24.48, and has $7.6 million remaining under the 2024 Repurchase Authorization.
4. Acquisitions
Business Combinations
2025 Acquisition
In the first quarter of 2025, the Company signed an asset purchase agreement to acquire UP Engineering, LLC (“UP”), with an effective date of February 14, 2025. UP is a civil engineering and surveying firm based in San Antonio, TX. The Company paid total consideration of $3.5 million, which was comprised of cash, promissory note, convertible note and assumed liabilities. The promissory note has a 5.00% interest rate with equal quarterly payments beginning on May 2025 and ending February 2028.

The purchase price allocation consists primarily of Goodwill and is based upon preliminary information that is subject to change when additional information is obtained.
2024 Acquisitions
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
The following summarizes the calculations of the fair values of Surdex assets acquired and liabilities assumed as of the acquisition date (in thousands):

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
The amounts in the tables above represent the final purchase allocation for the Surdex acquisition. The purchase price allocation has been completed and the amounts identified above are deemed final.

The condensed consolidated financial statements of the Company include the results of operations since the date Surdex was acquired. The following table presents the results of operations of Surdex since the date of acquisition for the three months ended March 31, 2025 (in thousands):

For the Three Months Ended
March 31, 2025
Gross Contract Revenue[1]	$6,013
Pre-tax Net Income[2]	$308

1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.

2 Pre-tax Net Income excludes corporate overhead allocation.
The following table presents the unaudited pro forma condensed consolidated results of operations for the three months ended March 31, 2025 and 2024, assuming that the Surdex acquisition, discussed above, occurred on January 1, 2024. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Gross Contract Revenue[3]	$112,931	$176,943
Pre-tax Net Loss	$1,211	$4,705

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

Other 2024 Acquisitions
During the year ended December 31, 2024, the Company completed seven additional acquisitions in diverse geographic regions and service lines. The Company paid total consideration of $36.2 million through combinations of cash, promissory notes, shares of common stock and assumed liabilities. No cash was acquired with these acquisitions. Shares of common stock issued in connection with the acquisitions are subject to a six-month lock-up. Promissory notes bear a simple interest rate ranging from 5.00% to 6.75% and are payable in quarterly payments of principal and interest beginning May 2024 and ending in November 2028. For tax purposes, depending on the transaction, the acquisitions were treated either as an asset acquisition, in which case the assets have been stepped up and recorded at their respective fair values, or a tax-free merger, in which case the assets have been recorded at their respective carrying values. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. For asset acquisitions, all the goodwill recognized is expected to be deductible for tax purposes. For three of the acquisitions, the purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration in the form of the Company's common stock, cash and non-negotiable promissory notes, based on certain financial performance thresholds. The final settlement amount will depend on ongoing operations of the acquired company. The payout amounts range between $0 and $1.0 million. See Note 2 Fair Value Measurements for additional information regarding the fair value of contingent consideration.
The following summarizes the preliminary calculations of the fair values of the other 2024 acquisition assets acquired and liabilities assumed as of the acquisition date (in thousands):

(in thousands)	2024
Assets:
Accounts receivable, net	$5,685
Contract assets	2,468
Prepaid and other current assets	201
Property and equipment, net	685
Operating lease, right-of-use assets	2,681
Goodwill	20,603
Other intangible assets	13,531
Other assets	118
Total assets acquired:	$45,972
Liabilities:
Accounts payable and accrued liabilities, current portion	$1,373
Contract liabilities	2,705
Other non-current obligations	9,859
Operating lease obligation, less current portion	2,681
Deferred tax liability	3,126
Total liabilities assumed:	$19,744
Net assets acquired:	$26,228
Cash flow reconciling items:
Issuance of common stock as partial consideration	$(17,780)
Cash paid for acquisitions, net of cash acquired	$8,448

For the three months ended March 31, 2025, the Company recorded measurement period adjustments of $0.1 million decrease to accounts receivable, net, and $0.1 million decrease in other non-current obligations. If the change in provisional amounts had been recorded at the acquisition date, it would not have resulted in a change in operating income in the prior periods.
The condensed consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisitions (excluding Surdex). The following table presents the results of operations of the other companies acquired during 2024 (excluding Surdex) from their respective dates of acquisition for the three months ended March 31, 2025 (in thousands):

For the Three Months Ended
March 31, 2025
Gross Contract Revenue[1]	$7,584
Pre-tax Net Income[2]	$1,454
1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.
2Pre-tax Net Income excludes corporate overhead allocation.

The following table presents the unaudited pro forma condensed consolidated results of operations for the three months ended March 31, 2025 and 2024, assuming that the companies acquired in 2024 (excluding Surdex), discussed above, occurred on January 1, 2024. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Gross Contract Revenue [3]	$112,242	$102,220
Pre-tax Net Loss	$456	$5,986

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
In connection with all of the 2024 acquisitions, the Company recognized $0.1 million of acquisition related expenses within Other Income and Expenses in the condensed consolidated statement of income for the three months ended March 31, 2025, including legal fees, consulting fees, and other miscellaneous expenses associated with acquisitions.
The following table summarizes the purchase price allocation at fair value for identifiable intangible assets acquired in 2025 and 2024 (in thousands):

	2025	Weighted-Average Life	2024	Weighted-Average Life
Customer relationships	$480	6.00	$20,540	12.51
Contract rights	620	0.92	5,790	1.42
Favorable leaseholds	-	n/a	101	5.50
Total	$1,100		$26,431

5. Disaggregation of Revenue and Contract Balances
The Company disaggregates revenues by contract type, see Revenue Recognition in Note 2 for further details. For the three months ended March 31, 2025 and 2024, the Company derived 90.9% and 89.7% of its revenue from contracts classified as lump sum, and 9.1% and 10.3% of its revenue from time and material contracts, respectively. The Company had approximately $312.8 million in remaining performance obligations as of March 31, 2025 of which it expects to recognize approximately 85.1% within the next twelve months and the remaining 14.9% in the next twelve to twenty-four months.
Disaggregated revenues by contract type were as follows (in thousands):

	For the Three Months Ended March 31,
	2025		2024
Fixed fee	$102,605	90.9%	$85,124	89.7%
Time-and-materials	10,326	9.1%	9,783	10.3%
Gross contract revenue	$112,931	100.0%	$94,907	100.0%
The Company recognized $3.5 million of revenue for the three months ended March 31, 2025, which was included in the contract liabilities balance as of December 31, 2024, and $2.6 million of revenue for the three months ended March 31, 2024, which were included in the contract liabilities balance as of December 31, 2023.

6. Contracts in Progress
The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Costs incurred on uncompleted contracts	$405,098	$388,531
Estimated contract earnings in excess of costs incurred	620,702	600,147
Estimated contract earnings to date	1,025,800	988,678
Less: billed to date	(987,532)	(953,214)
Net contract assets	$38,268	$35,464
7. Notes Receivable
The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The following is a summary of these notes receivable (in thousands):

	March 31, 2025	December 31, 2024
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 0.0% - 5.5%. The notes receivable mature through December 2027.	$1,549	$2,527
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2025.[1]	903	903
Total:	2,452	3,430
Less: current portion
Officers, employees and affiliates	(1,345)	(1,889)
Non-current portion	$1,107	$1,541
1Note issued prior to the Company's initial public offering.
Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. No interest was accrued on the notes receivable for the three months ended March 31, 2025.

8. Property and Equipment, Net
Property and equipment for fixed assets are as follows (in thousands):

	March 31, 2025	December 31, 2024
Computer equipment	$2,881	$2,867
Survey equipment	5,944	5,944
Vehicles	2,479	2,425
Furniture and fixtures	2,713	2,581
Leasehold improvements	9,543	9,469
Software	396	396
Camera Equipment	909	891
Aircraft	8,125	7,829
Aircraft Engine & GPS	1,601	1,517
Fixed assets pending lease financing [1]	1,258	715
Total:	35,849	34,634
Less: accumulated depreciation	(19,541)	(18,604)
Property and Equipment, net of finance leased assets	$16,308	$16,030
1Assets acquired which will be re-financed under the Company's finance lease facilities
Depreciation expense for fixed assets for the three months ended March 31, 2025 and 2024 was $0.9 million and $0.7 million, respectively.
Property and equipment for finance leased assets are as follows (in thousands):

	March 31, 2025	December 31, 2024
Equipment	$34,770	$33,654
Vehicles	11,057	10,287
Total:	45,827	43,941
Less: accumulated amortization on leased assets	(20,885)	(17,960)
Finance Leased Assets, net	$24,942	$25,981
Amortization expense for finance leased assets for the three months ended March 31, 2025 and 2024 was $3.0 million and $2.0 million, respectively.
9. Goodwill
Changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance as of December 31, 2024	$134,653
2025 Acquisitions - additions	1,263
2024 Acquisitions - adjustments	(20)
Balance as of March 31, 2025	$135,896
There were no impairments of goodwill during the periods presented.

10. Intangible Assets
Total intangible assets consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$64,643	$(12,701)	$51,942	$64,164	$(11,172)	$52,992
Contract rights	20,671	(17,458)	3,213	20,051	(16,393)	3,658
Leasehold	619	(204)	415	619	(182)	437
Domain name	281	–	281	281	–	281
Licensing rights	8,041	–	8,041	8,041	–	8,041
Total	$94,255	$(30,363)	$63,892	$93,156	$(27,747)	$65,409
The following table summarizes the weighted average useful lives (in years) of intangible assets by asset class used for straight-line amortization expense purposes:

	March 31, 2025	December 31, 2024
Customer relationships	11.31	11.35
Contract rights	1.72	1.75
Leasehold	7.48	7.48
Amortization expense for the three months ended March 31, 2025 and 2024 was $2.6 million and $3.3 million, respectively.
Future amortization for the remainder of 2025 and for the succeeding years for intangible assets with definite useful lives is as follows (in thousands):

2025	7,001
2026	7,017
2027	6,147
2028	5,618
2029	5,522
Thereafter	24,265
Total	$55,570
11. Revolving Credit Facilities

On March 12, 2025, the Company and certain of its subsidiaries acting as guarantors, entered into a First Amendment to the Credit Agreement (defined below) which increased the maximum principal amount of the Revolving Credit Facility 2024 from $100.0 million to $140.0 million. There were no other changes to the terms of the Revolving Credit Facility 2024.
On May 2, 2024, the Company and certain of its subsidiaries as guarantors entered into a new credit agreement (the “Credit Agreement”) with lenders, Bank of America N.A., as Administrative Agent, the Swingline Lender and L/C Issuer, and TD Bank, N.A. as syndication agent for a new $100 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility replaced the Company’s previous $70 million revolving credit facility, and its non-revolving fixed line of credit ("Fixed Line #2") with Bank of America, N.A. In connection with the Revolving Credit Facility, the Company and certain of its subsidiaries entered into a Security and Pledge Agreement dated May 2, 2024 with Bank of America, N.A., in its capacity as Administrative Agent. Under the Revolving Credit Facility, the Company is required to comply with certain covenants, including covenants on indebtedness, investments, liens and restricted payments, as well as maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Revolving Credit Facility). The Company recorded $0.3 million of deferred financing costs which will be amortized over the term outlined in the Revolving Credit Facility.
On March 31, 2025, the interest rates on the Revolving Credit Facility ranged from 6.91% to 8.95%. All outstanding principal on the Revolving Credit Facility is due on May 2, 2029. As of March 31, 2025 and December 31, 2024, the outstanding balance on the Revolving Credit Facility was $45.0 million and $37.0 million, respectively.
The Company secures its obligations under the Revolving Credit Facility with substantially all assets of the Company. Obligations of the Company to certain other shareholders of the Company are subordinated to the Company’s obligations under the Revolving Credit Facility. The Company must maintain, on a combined basis, certain financial covenants defined in the Revolving Credit Facility. The Company was in compliance with covenants as of March 31, 2025.
Interest expense on the credit facilities totaled $0.8 million and $1.1 million during the three months ended March 31, 2025 and 2024, respectively.
12. Notes Payable
Notes payable consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Related parties:
[1]Shareholders and Owners of Acquired Entities - Interest accrues at rates ranging from 3.25% - 11.00% annually. The notes payable mature on various dates through February 2028.	23,541	25,498
Convertible Notes Payable - Interest accrues at rates ranging from 4.75% - 8.00% annually. The convertible notes payable mature on various dates through November 2028.	5,542	5,047
Unrelated third parties:
Note payable for purchase of tangible asset	5,272	5,522
Note payable for purchase of intangible asset	2,075	2,075
Discounts on notes payable issued as consideration in acquisitions:
[1]Shareholders and Owners of acquired entities	(783)	(915)
Other	(79)	(160)
Total	35,568	37,067
Less: current portion	(16,533)	(17,075)
Non-current portion	$19,035	$19,992
1Includes notes payable to all owners irrespective of current relationship with the Company
The Company’s Chairman and Chief Executive Officer guarantees certain of the notes payable, and certain of the notes payable are subordinate to the terms of the Credit Agreement disclosed in Note 11.
Interest expense attributable to the notes payable totaled $0.8 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

Future principal payments on notes payable for remainder of 2025 and succeeding years are as follows (in thousands):

2025	$13,938
2026	11,400
2027	8,045
2028	2,514
2029	533
Total	$36,430
Convertible Notes Payable
The Company issued unsubordinated convertible notes as partial consideration for multiple acquisitions (See Note 4 Acquisitions). The convertible notes are convertible into shares of common stock at the option of the holders, at any time, at a predetermined conversion price. Subject to conversion, the convertible notes are payable through quarterly installments of principal, interest or both from October 2022 through November 2028. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of March 31, 2025, the holders of the Project Design Consultants, LLC convertible note had converted a total of $3.8 million into 271,014 shares of common stock at $14.00 per share. The remaining balance of the note, consisting of $0.2 million in principal, was settled in cash along with all the accrued interest, resulting in the full repayment of the note with no outstanding obligations. No additional elections or conversions had been made as of March 31, 2025.

The following table summarizes the convertible notes as of March 31, 2025 (in thousands, except conversion price):

Convertible Notes:	Date Issued	Principal Amount	Interest Rate	Conversion Price	Remaining Balance[1]
Project Design Consultants, LLC	07/22	$4,000	4.75%	$14.00	$–
Anchor Consultants, LLC	08/22	$1,100	5.50%	$18.00	$788
H2H Geoscience Engineering, PLLC	12/22	$1,600	7.00%	$18.00	$1,354
Exeltech Consulting, Inc.	11/24	$2,200	5.00%	$32.32	$2,080
UP Engineering, LLC	02/25	$1,200	5.00%	$32.50	$1,270
1Includes discounts, and reflects the net remaining balance on convertible notes.
13. Related Party Transactions

Bowman Lansdowne Development, LLC (“BLD”) is an entity in which Mr. Bowman has an ownership interest. On each of March 31, 2025 and December 31, 2024, the Company’s notes receivable included $0.5 million from BLD, with a maturity date of December 31, 2027. Mr. Bowman has executed a Guaranty of Collection for the amount of the current unpaid principal balance.
Lansdowne Development Group, LLC (“LDG”) is an entity in which BLD has a minority ownership interest. On March 31, 2025 and December 31, 2024, our notes receivable included $0.4 million and $0.4 million, respectively from LDG, with a maturity date of December 31, 2027. Mr. Bowman has executed a Guaranty of Collection for the amount of the current unpaid principal balance.
Bowman Realty Investments 2010, LLC (“BR10”) is an entity in which Mr. Bowman has an ownership interest. On March 31, 2025 and December 31, 2024, the Company’s notes receivable included $0.2 million, from BR10, with a maturity date of January 31, 2027. BR10 executed a Pledge and Assignment Agreement as security for its obligations to the Company.
Alwington Farm Developers, LLC (“AFD”) is an entity in which BR10 has a minority ownership interest. On March 31, 2025 and December 31, 2024, our notes receivable included $0.4 million and $1.2 million respectively, from AFD, with a maturity date of February 15, 2026.
MREC Shenandoah VA, LLC (“MREC Shenandoah”) is an entity in which Lake Frederick Holdings, LLC (“Lake Frederick Holdings”) owns a 92% interest and Shenandoah Station Partners LLC, an entity owned in part by BLD and in part by Bowman Realty Investments 2013 LLC "Bowman Realty" (BR13), owns an 8% interest. Mr. Bowman owns a 100% interest in, and is the manager of, Lake Frederick Holdings. Mr. Bowman is the sole member of Bowman Realty 2013 (BR13). Since 2020, the Company has provided engineering services to MREC Shenandoah in exchange for cash payments. During the three months ended March 31, 2025, the Company invoiced $0.1 million, and received payments of $0.1 million. During the three months ended March 31, 2024, the Company invoiced $0.1 million, and received payments of $38,000.
During the three months ended March 31, 2025 and 2024, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $0.1 million and $11,000, respectively. These entities were billed $0.1 million and $17,000, respectively.
In August 2022, the Company agreed to reimburse Mr. Bowman at a fixed hourly rate for the business use of an aircraft owned by Sunrise Asset Management, a company owned 100% by Mr. Bowman. No costs were incurred for aircraft services as of March 31, 2025, as service was not utilized during the period. For the three months ended March 31, 2024, $0.2 million was incurred for aircraft services.
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
The following table summarizes the stock issuance activity under the ESPP for the three months ended March 31, 2025 (in thousands, except share data):

March 31, 2025
Total purchase price paid by employees for shares sold	$483

Number of shares sold	26,023
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
The number of shares for which each option shall be granted, whether the option is an ISO or NQSO, the option price, the exercisability of the option, and all other terms and conditions of the option are determined by the Board at the time the option is granted. The options generally vest over a period between two and five years. A summary status of substantive stock options exercised are discussed in Note 3 - Earnings (Loss) Per Share and Certain Related Information.

For the three months ended March 31, 2025, no new options were granted and 236 shares were outstanding at a weighted average exercise price of $6.34. The intrinsic value of these options on March 31, 2025 was $15.55.
As of March 31, 2025, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.
Stock Bonus Plan
Effective May 11, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The Plan is administered by the Board through which they can issue restricted stock awards. As of March 31, 2025, 5,752,375 shares of common stock are authorized and reserved for issuance under the Plan. This reserve automatically increases on each January 1, for the duration of the Plan, in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year. The Plan supersedes and replaces any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.
During the three months ended March 31, 2025, the Board granted 46,407 shares of restricted stock under the Plan. The shares have a vesting period of up to five years during which there are certain restrictions as defined by the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the shares on such date, or if there are no sales on such date, on the next preceding day on which there were sales.
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
During the three months ended March 31, 2025, no new restricted stock awards were granted under the Stock Bonus Plan.
The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of Shares	Weighted Average Grant Price
Outstanding at January 1, 2025	1,113,153	$24.34
Granted	46,407	23.87
Vested	(274,364)	23.76
Cancelled	(6,998)	20.63
Outstanding at March 31, 2025	878,198	$24.51
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
During the three months ended March 31, 2025, the compensation committee approved the grants of 116,669 performance-based stock units to certain executive officers of the Company under the Officers LTIP. The performance based restricted stock units are subject to a market condition, with vesting periods ranging from 2.91 years to 4.00 years. The number of units earned is based on total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the components of a custom peer group during the performance period ranging from February 9, 2025 to June 30, 2028. The performance stock units are valued using a Monte Carlo simulation with model inputs of opening average share value, valuation date stock price, expected volatilities, correlation coefficient, risk-free interest rate, and expected dividend yield for the Company and the custom peer group.

The following table summarizes the activity of performance stock units subject to forfeiture:

	Number of Shares	Weighted Average Grant Price
Outstanding at January 1, 2024	669,718	$20.35
Granted	116,669	17.18
Vested	(85,181)	11.76
Cancelled	(101,406)	11.76
Outstanding at March 31, 2025	599,800	$19.73
The Company recognizes forfeitures as they occur.
As of March 31, 2025, the Company had 1,579,404 shares underlying unvested stock awards that vest between April 1, 2025 and December 31, 2028.
The future expense of the unvested awards for the remainder of 2025 and succeeding years is as follows (in thousands):

2025	$10,241
2026	6,955
2027	3,338
2028	883
Total	$21,417
15. Leases
We lease certain office space, equipment and vehicles. These leases are either non-cancelable, cancellable only by the payment of penalties or cancellable upon notice provided. All lease payments are based on the lapse of time and certain leases are subject to annual escalations for increases in base rents. The Company's lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised.
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
The following tables present our balance sheet information related to leases:

		As of	As of
(Amounts in thousands)	Balance Sheet Classification	March 31, 2025	December 31, 2024
Assets:
Operating lease assets	Operating lease, right-of-use assets	$43,119	$42,085
Finance lease assets	Property and equipment, net	$24,942	$25,981
Total lease assets		$68,061	$68,066
Liabilities:
Current:
Operating lease liabilities	Operating lease obligation, current portion	$(11,121)	$(10,979)
Finance lease liabilities	Finance lease obligation, current portion	$(11,088)	$(10,394)
Total current lease liabilities		$(22,209)	$(21,373)
Non-current:
Operating lease liabilities	Operating lease obligation, less current portion	$(37,961)	$(37,058)
Finance lease liabilities	Finance lease obligation, less current portion	$(16,506)	$(17,940)
Total non-current lease liabilities		$(54,467)	$(54,998)

The following tables present selected financial information:

	Three Months Ended
(Amounts in thousands)	March 31, 2025	March 31, 2024
Operating lease cost
Amortization of right-of-use assets	$3,560	$3,088
Finance lease cost:
Amortization of right-of-use assets	2,996	1,964
Interest on lease liabilities	448	364
Sublease income	(27)	(27)
Total lease cost	$6,977	$5,389

	Three Months Ended
(Amounts in thousands)	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$3,574	$3,021
Operating cash flows from finance leases	448	364
Financing cash flows from finance leases	2,702	1,716
Right-of-use assets obtained in exchange for new operating leases	3,913	1,772
Right-of-use assets obtained in exchange for new finance leases	2,024	3,002

	As of	As of
	March 31, 2025	December 31, 2024
Weighted average remaining lease term (in years):
Operating leases	4.69	4.71
Finance leases	2.38	2.48
Weighted average discount rates:
Operating leases	6.8%	6.7%
Finance leases	6.8%	6.7%
Future minimum commitments under leases for the remainder of 2025 and succeeding years are as follows (in thousands):

(Amounts in thousands)
	Operating Lease	Finance Lease
2025	$10,529	$9,147
2026	12,547	8,772
2027	11,059	4,566
2028	9,975	1,855
2029	7,158	92
Thereafter	6,289	–
Total lease payments	$57,557	$24,432
Less: Amounts representing interest	$(8,540)	$(2,565)
Total lease liabilities	$49,017	$21,867
The above table is exclusive of $0.1 million sub-lease income associated with the $49.1 million total liability of operating leases as presented on the condensed consolidated balance sheet.
The above table is exclusive of the $5.7 million purchase price associated with the $27.6 million total liability of finance leases as presented on the condensed consolidated balance sheet.
16. Segment
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
The Chief Operating Decision Maker (“CODM”) assesses performance for the Company and decides how to allocate resources based on significant expense categories that contribute to net income (loss), as outlined below. The CODM uses these varying results to prioritize the reinvestment of profits within the Company. These results are also used in assessing the Company’s performance and determining management’s compensation. The CODM does not review assets in evaluating the results of the Company, and therefore, such information is not presented.
The following tables provides the operating financial results of the Company as of March 31, 2025 and 2024:

(in thousands)	March 31, 2025	March 31, 2024
Gross contract revenue	$112,931	$94,907
Less:
Labor and fringe	65,011	57,002
Other segment items[1]	12,879	9,216
General & administrative expenses	18,442	15,511
Incentives	8,946	9,854
Depreciation and amortization	6,521	5,995
Interest expense	2,113	2,131
Other (income) expense, net	(6)	209
Income tax (benefit) expense	769	(3,453)
Net loss	$(1,744)	$(1,558)
1Other segment items included in net loss consists primarily of sub-consultants and other direct expenses.

17. Subsequent Events
None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to several factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes, and other uncertainties, as well as those factors discussed in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report on Form 10-K”) filed with the US Securities and Exchange Commission on March 12, 2025 (the “Annual Report on Form 10-K”) and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Cautionary Statement about Forward-Looking Statements,” all of which are difficult to predict. Considering these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements, except to the extent required by applicable laws or rules. Unless the context otherwise requires, references to “Bowman,” the “company,” the “Company,” “we,” “us,” and “our” refer to Bowman Consulting Group Ltd., its wholly owned subsidiaries and combined entities under common control, or either or all of them as the context may require.
Overview
Bowman is a professional services firm delivering innovative engineering, technology and program management services to customers who own, develop and maintain the built environment. We provide planning, engineering, construction management, commissioning, environmental consulting, geospatial imaging, surveying, land procurement and other technical services to customers operating in a diverse set of end markets. We work as both a prime and sub-consultant for a broad base of public and private sector customers that generally operate in highly regulated environments.
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
Gross contract revenue for the three months ended March 31, 2025 and 2024 was $112.9 million and $94.9 million, respectively, representing year over year growth of 19.0%. Gross contract revenue derived from our workforce represented 88.6% and 90.3% of gross contract revenue for the three months ended March 31, 2025 and 2024, respectively (see Net service billing – non-GAAP below). Our net loss for the three months ended March 31, 2025 and 2024 was ($1.7) million and ($1.6) million, respectively. Our Adjusted EBITDA for the three months ended March 31, 2025 and 2024 was $14.5 million on net loss of ($1.7) million and $12.1 million on net loss of ($1.6) million, respectively. (see Adjusted EBITDA – non-GAAP below).
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
The majority of our assignments are lump sum in nature representing approximately 57% and 57% of our gross contract revenue for the three months ended March 31, 2025 and 2024, respectively. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that is performed at risk with no documented customer commitment.
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
Non--cash stock compensation represents the expenses incurred with respect to shares and options issued by the Company, both vested and unvested, to employees as long-term incentives. This expense is based on the amortization of the grant date fair value of equity grants over the vesting period. Non-cash stock compensation cost for permanent equity is the grant date fair value of the awards, or the Black-Sholes-Merton value of stock options on the grant date, recognized ratably over the vesting periods of each award. Stock issued as consideration in connection with acquisitions where there is no service period, and no risk of forfeiture, is considered a component of the purchase price and does not run through our income statement as non-cash compensation expense. Future non-cash stock compensation expense for unvested shares is the cumulative total of the unvested portion of all issued and outstanding awards and their individual grant date fair values. Stock awards will continue to be an important part of our long-term retention and rewards philosophy.
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
Results of Operations
Combined results of operations
The following represents our condensed consolidated results of operations for periods indicated (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Gross contract revenue	$112,931	$94,907
Contract costs (exclusive of depreciation and amortization)	54,834	46,905
Operating expense	56,962	50,612
Income (loss) from operations	1,135	(2,610)
Other expense	2,110	2,401
Income tax expense (benefit)	769	(3,453)
Net loss	$(1,744)	$(1,558)
Net margin	(1.5)%	(1.6)%
Other financial information [1]
Net service billing	$100,053	$85,689
Adjusted EBITDA	14,505	12,128
Adjusted EBITDA margin, net	14.5%	14.2%
1Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below.
Three months ended March 31, 2025 as compared to the three months ended March 31, 2024
Gross Contract Revenue
Gross contract revenue for the three months ended March 31, 2025, increased $18.0 million or 19.0% to $112.9 million as compared to $94.9 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, gross contract revenue attributable to work performed by our workforce increased $14.4 million, or 16.8% to $100.1 million or 88.6% of gross contract revenue as compared to $85.7 million or 90.3% for the three months ended March 31, 2024 (see Net service billing – non-GAAP). Of the $18.0 million increase in gross contract revenue during the three months ended March 31, 2025, acquisitions represented $11.8 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic. For each measurement and comparison period, historical balances of acquired and organic revenue bases are adjusted to reflect revenue accordingly.

Changes in gross contract revenue disaggregated between our core and emerging end markets were as follows (in thousands other than percentages):

	For the Three Months Ended March 31,
Consolidated Gross Contract Revenue	2025	%GCR	2024	%GCR	Change	% Change
Building Infrastructure[1]	$55,915	49.5%	$52,785	55.6%	$3,130	5.9%
Transportation	23,542	20.8%	18,128	19.1%	5,414	29.9%
Power & Utilities[1]	21,435	19.0%	18,467	19.5%	2,968	16.1%
Emerging Markets [2]	12,039	10.7%	5,527	5.8%	6,512	117.8%
Total:	$112,931	100.0%	$94,907	100.0%	$18,024	19.0%

Acquired [3]	$11,842	10.5%	$18,474	19.5%	$(6,632)	(35.9)%

1Includes periodic reclassifications of revenue between categories from prior periods for consistency of presentation.
2Represents environmental, mining, water resources, imaging and mapping and other.
3Acquired revenue in prior periods is as previously reported; four quarters post-closing, acquired revenue is reclassified as organic for the purpose of calculating organic growth rates.

For the three months ended March 31, 2025, gross contract revenue from the building infrastructure market increased $3.1 million or 5.9% as compared to the three months ended March 31, 2024. Building Infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue was the result of acquisitions. Within the building infrastructure market, 39.4% of gross contract revenue was derived from residential assignments including single family, multi-family and mixed-use housing stock, 43.5% from commercial assignments including retail, hospitality and quick-serve restaurants (QSR), office and industrial, data centers and healthcare, and 17.1% from municipal assignments, including parks and schools. Within residential, 51.2% of gross contract revenue was derived from for-sale homebuilding assignments, 42.4% from residential multi-family and 6.4% from mixed use projects. While the homebuilding market shows signs of rebounding from prior year interest rate impacts, for-sale residential services represented just 10.0% of our total gross contract revenue for the three months ended March 31, 2025. Within commercial, 40.5% of revenue was derived from office and industrial assignments, 39.5% from retail, hospitality, and quick serve restaurants, 15.9% from data centers, and 4.1% from healthcare. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market as we continue to experience strength in markets including data centers, quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.
For the three months ended March 31, 2025, revenue from transportation increased $5.4 million or 29.9% as compared to the three months ended March 31, 2024. The increase was attributable to new contract awards in transportation both from public and private customers along with acquired transportation backlog which we were able to deliver to customers. Within transportation, 67.8% of our gross contract revenue was derived directly from public sector customers including state and local departments of transportation ("DOTs"), tollway operators, transit authorities aviation operators and others with the remaining 32.2% derived from private sector customers. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of renewable energy with traditional transmission infrastructure and the continued growth we are projecting in the clean energy transition, we have consolidated renewable energy into the power and utilities category (sometimes referred to herein as the power, utilities and energy market) of our revenue mix and have adjusted historical balances accordingly. For the three months ended March 31, 2025, revenue from power and utilities increased $3.0 million or 16.1% as compared to the three months ended March 31, 2024. The additional increase in gross contract revenue from the power and utilities market is principally attributable to acquisitions and increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, along with additional increases derived from gas pipeline and electric transmission projects nationally. Within the power and utilities market, 74.1% of our gross contract revenue was derived from customers operating traditional power operations and 25.9% was derived from customers focused on renewables, electric vehicle ("EV") infrastructure and energy transition operations. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our emerging markets consist of mining, water resources, imaging and mapping, environmental consulting, and other natural resources services. For the three months ended March 31, 2025, revenue from emerging markets increased $6.5 million or 117.8% as compared to the three months ended March 31, 2024. This increase is primarily due to the acquisition of Surdex Corporation; see Note 4 - Acquisitions for additional information. Emerging market sectors represent lines of business that have not yet grown to a size whereby we would distinguish them as a separate market. Gross contract revenue within our emerging markets was 47.1% from imaging and mapping activities, 20.6% from mining activities where we have specialized in copper mining, 26.4% from water resources activities, and 5.9% from environmental and other natural resources consulting. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in various emerging market services.
For the three months ended March 31, 2025 and 2024, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 32.1% and 19.8% of our gross contract revenue, respectively. A portion of that increase is due to the reclassification of contracts for the Pike Corporation from the private sector to the public sector. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector customers are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $7.9 million or 16.8% to $54.8 million for the three months ended March 31, 2025, as compared to $46.9 million for the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, total contract costs represented 48.5% and 49.4% of total contract revenue, respectively. For the three months ended March 31, 2025 and 2024 total contract costs represented 54.7% and 54.7% of revenue attributable to our workforce, respectively (see Net Service Billing).
Direct payroll costs increased $4.3 million or 11.4% to $42.0 million for the three months ended March 31, 2025, as compared to $37.7 million for the three months ended March 31, 2024. Direct payroll accounted for 76.6% of total contract costs for the three months ended March 31, 2025, a decrease of 3.8% as compared to 80.4% for the three months ended March 31, 2024.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $3.6 million or 12.9% to $31.4 million for the three months ended March 31, 2025 as compared to $27.8 million for the three months ended March 31, 2024. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the three months ended March 31, 2025 and 2024, direct labor costs represented 27.8% and 29.3% of gross contract revenue, respectively, and represented 31.4% and 32.4% of the revenue attributable to our workforce, respectively.
Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $0.6 million or 6.1% to $10.5 million as compared to $9.9 million.
Sub-consultants and other direct expenses increased $3.7 million or 40.2% to $12.9 million for the three months ended March 31, 2025 as compared to $9.2 million for the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, sub-consultant and other direct expenses represented 11.4% and 9.7% of gross contract revenue, respectively. This increase is not indicative of an anticipated long-term shift in the composition of our gross contract revenue, and we expect to experience periodic volatility in concentration of sub-consultant utilization.
Operating Expense
Total operating expense increased $6.4 million or 12.6% to $57.0 million for the three months ended March 31, 2025 as compared to $50.6 million for the three months ended March 31, 2024.
Selling, general and administrative expenses increased $5.8 million or 13.0% to $50.5 million for the three months ended March 31, 2025, as compared to $44.7 million for the three months ended March 31, 2024. Indirect labor increased $2.9 million or 14.7% to $22.6 million as compared to $19.7 million primarily due to an increase in staffing to accommodate growth. General overhead increased $2.9 million or 19.9% to $17.5 million as compared to $14.6 million due to increased costs associated with the overall growth of the Company.

Depreciation and amortization increased $0.5 million or 8.3% to $6.5 million for the three months ended March 31, 2025 as compared to $6.0 million for the three months ended March 31, 2024. This increase is primarily due to an increase in intangible assets and assets leased under financing arrangements. We continue to increase the use of our finance lease facility as we continue to grow. Intangible assets have increased due to multiple acquisitions. Gains on the sale of certain IT equipment and automobiles remained below $0.1 million for the three months ended March 31, 2025, as in the three months ended March 31, 2024.
Other (Income) Expense
Other expense decreased by $0.3 million to $2.1 million of expense for the three months ended March 31, 2025 as compared to $2.4 million for the three months ended March 31, 2024.
Income Tax Expense (Benefit)
Income tax expense for the three months ended March 31, 2025, increased $4.3 million to $0.8 million expense, compared to ($3.5) million benefit for the three months ended March 31, 2024, see Note 2, Income Taxes. Our effective tax rate for the three months ended March 31, 2025, is (78.9)% compared to 68.9% for the three months ended March 31, 2024.
Income (Loss) Before Tax and Net Income (Loss)
Loss before tax decreased by $4.0 million for the three months ended March 31, 2025, to ($1.0) million of loss compared to ($5.0) million of loss for the three months ended March 31, 2024. Net loss increased by $0.1 million to ($1.7) million for the three months ended March 31, 2025, as compared to ($1.6) million for the three months ended March 31, 2024.
Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $14.4 million or 16.8% to $100.1 million for the three months ended March 31, 2025, as compared to $85.7 million for the three months ended March 31, 2024. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Gross contract revenue	$112,931	$94,907
Less: sub-consultants and other direct expenses	12,878	9,218
Net service billing	$100,053	$85,689

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

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $2.4 million or 19.6% to $14.5 million for the three months ended March 31, 2025 as compared to $12.1 million for the three months ended March 31, 2024. Adjusted EBITDA reconciles to net loss as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net Service Billing	$100,053	$85,689	$14,364	16.8%

Net Loss	$(1,744)	$(1,558)	$(186)	11.9%
+ interest expense	2,113	2,131	(18)	(0.8)%
+ depreciation & amortization	6,521	5,995	526	8.8%
+ tax expense (benefit)	769	(3,453)	4,222	(122.3)%
EBITDA	$7,659	$3,115	$4,544	145.9%
+ non-cash stock compensation	6,642	7,861	(1,219)	(15.5)%
+ settlements and other non-core expenses	143	399	(256)	(64.2)%
+ acquisition expenses	61	753	(692)	(91.9)%
Adjusted EBITDA	$14,505	$12,128	$2,377	19.6%
Adjusted EBITDA margin, net	14.5%	14.2%
For the three months ended March 31, 2025 and 2024, Adjusted EBITDA includes add backs of $6.6 million and $7.9 million, respectively, relating to non-cash stock compensation expenses from restricted stock awards.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the three months ended March 31, 2025 and 2024, Adjusted EBITDA Margin, net was 14.5% and 14.2% respectively.

Backlog (other key performance metrics)
Our backlog increased $19.8 million or 5.0% to $418.8 million during the three months ended March 31, 2025, as compared to $399.0 million at December 31, 2024. At March 31, 2025 and December 31, 2024 our backlog was comprised as follows:

	March 31, 2025	December 31, 2024
Building Infrastructure	39%	41%
Transportation	33%	35%
Power & Utilities	20%	15%
Emerging Markets	8%	9%

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our Revolving Credit Facility (as defined below), lease financing, proceeds from stock sales and other structured debt securities. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, acquisitions, and acquisition related payments. On March 31, 2025, we maintained a $140.0 million Revolving Credit Facility with Bank of America, our primary lender. See -"Credit Facilities and Other

Financing" below for more information on our Revolving Credit Facility. Under the terms of our Revolving Credit Facility, available cash in our primary operating account sweeps against the outstanding balance every evening. Our cash on hand therefore generally consists of petty cash and other non-operating funds not included in the nightly sweep. Cash on hand includes the cash we keep in short-term investment accounts along with deposits and payments in transit in our operating sweep account. Our cash on hand increased by $4.0 million on March 31, 2025 as compared to December 31, 2024.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flows (amounts in thousands)	2025	2024
Net cash provided by operating activities	$12,034	$2,519
Net cash used in investing activities	(1,744)	(2,739)
Net cash used in financing activities	(6,288)	(8,794)
Change in cash, cash equivalents and restricted cash	4,002	(9,014)
Cash and cash equivalents, end of period	10,700	11,673
Operating Activities
During the three months ended March 31, 2025, net cash provided by operating activities was $12.0 million, which primarily consisted of ($1.7) million net loss, adjusted for stock-based compensation expense of $6.6 million and depreciation and amortization expense of $6.5 million, offset by deferred taxes of $11.0 million and a net cash outflow of ($11.1) million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $1.9 million increase in accounts receivable resulting from a combination of acquired accounts receivable from acquisitions and an increased billing to our customers, a $2.6 million increase in contract assets and liabilities, and a $0.6 million increase in prepaid expenses and other assets, partially offset by a $14.9 million increase in accounts payable and accrued expenses.

Investing Activities
Net cash used in investing activities decreased by $1.0 million to $1.7 million for the three months ended March 31, 2025 as compared to $2.7 million for the three months ended March 31, 2024. The decrease in net cash used for investing is primarily attributable to the greater number of acquisitions that occurred in the first quarter of 2024 compared to 2025.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2025 was $6.3 million compared to $8.8 million for the three months ended March 31, 2024, a decrease of $2.5 million. The decrease in net cash used in financing is primarily attributable to the net proceeds of $8.0 million from borrowing on the Revolving Credit Facility, offset by $2.6 million from payments on finance leases, $4.1 million for repurchase of common stock, $4.4 million used for repayment of notes and $2.6 million used to purchase treasury shares.
Credit Facilities and Other Financing

As of March 31, 2025, we maintained a $140.0 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a credit agreement with lenders, Bank of America N.A., as Administrative Agent, the Swingline Lender and L/C Issuer, and TD Bank, N.A. as syndication agent (as amended, the “Credit Agreement”). The Revolving Credit Facility has a maturity date of May 2, 2029. Under the terms of the Revolving Credit Facility, available cash in our primary operating account sweeps against the outstanding balance every evening. As of March 31, 2025, the balance on the Revolving Credit Facility was $45.0 million.
The Revolving Credit Facility is secured by all the assets of the Company and the subsidiary guarantors. Under the Revolving Credit Facility, we are required to comply with certain covenants, including covenants on indebtedness, investments, liens and restricted payments, as well as to maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Revolving Credit Facility). At March 31, 2025, we were in compliance with all covenants.
We utilize master lease facilities primarily with Dext Capital (“Dext”) (formerly Honour Capital, LLC) and Enterprise Leasing (“Enterprise”). The Dext lease facility finances our acquisition of IT infrastructure, geospatial and survey equipment, furniture and other long-lived assets. The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. At March 31, 2025, we maintained a fleet of approximately 500 vehicles. All of our leasing facilities allow for both operating and finance leasing. We allocate finance lease payments between amortization and interest. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $1.1 million per month. We utilize a third party valuation specialist to formulate the incremental borrowing rates for the Company, to calculate the present value on new leases.
We regularly evaluate our options with respect to capital and our requirements for operations and growth. We do not limit our consideration to traditional bank financing, but rather include other structured debt and equity as option for additional capital.
For more information about our credit facilities, see Note 11 – Revolving Credit Facilities.
Registration Statement
We have filed with the U.S. Securities and Exchange Commission a shelf registration statement on Form S-3 (the “Shelf Registration Statement”), which enables us to issue shares of our common stock and preferred stock, warrants and rights to purchase any of such securities and/or debt securities, either individually or in units, in one or more offerings. We will file a prospectus supplement containing the amount and type of securities each time we issue securities under our Shelf Registration Statement. On April 1, 2024, we sold 1,502,942 shares of common stock for gross proceeds of approximately $51.1 million pursuant to the Shelf Registration Statement, as supplemented by the prospectus supplement dated March 26, 2024. The selling stockholders in the offering sold an aggregate of 188,234 shares of common stock. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders in the Offering.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies relating to the use of estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K.

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
•changes in general domestic and international economic conditions such as inflation rates, interest rates, tax rates, higher labor and healthcare costs, tariffs, trade wars, recessions, and changing government policies, laws and regulations;
•our ability to obtain financing to fund our growth strategy and working capital requirements at commercially reasonable rates or at all;
•uncertainty related to the size and composition of the U.S. government and the impact of downsizing and cost reduction efforts on other governmental and quasi-governmental budgetary and funding approval processes;
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
•changes in laws, regulations, or policies that directly or indirectly affect our business and operations;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes issued as partial consideration for acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the New Credit Agreement under which rates are tied to Term SOFR (Secured Overnight Financing Rate), plus an applicable rate which varies between 6.91% and 8.95% based on our ratio of Funded Debt to EBITDA (as each is defined in the New Credit Agreement). As of March 31, 2025, there was $45.0 million outstanding on the Credit Agreement. A one percentage point change in the assumed interest rate of the New Credit Agreement would change our annual interest expense by approximately $0.3 million in 2025.
Our finance lease obligations with Dext (formerly Honour) and Enterprise were an aggregate of $27.6 million as of March 31, 2025. These finance lease obligations bear interest at a fixed rate. Accordingly, there is no exposure to market risk related to these obligations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Item 1A. Risk Factors
There have been no changes to any of the risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
On March 25, 2025, we issued 38,061 shares of common stock at $24.61 per share as additional consideration for our acquisition of MTX Surveying, Inc.
On March 25, 2025, we issued 1,286 shares of common stock at $24.61 per share as additional consideration for our acquisition of Robau and Associates, LLC.
On February 14, 2025, we issued a $1.2 million 5.00% unsubordinated convertible note with a maturity date in February 2028 as partial consideration for the acquisition of UP Engineering, LLC. (See Note 4 Acquisitions). The convertible note will be convertible into shares of common stock at the option of the holders, at any time, at a conversion price of $32.50 per share upon proper notice. Subject to the exercise of the conversion, the convertible note has quarterly payments of principal, interest or both beginning in May 2025 and ending in February 2028. At any time, upon ten business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash.
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
Issuer Purchase of Equity Securities
The following table summarizes the purchases of our common stock made by us during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/25 - 1/31/25	82,243	25.10	141,026	8,106,605
2/1/25 - 2/28/25	20,843	25.10	21,903	7,552,982
3/1/25 - 3/31/25	-	-	-	7,552,982

(1) This column reflects shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2) On August 15, 2024, the board of directors authorized a $25 million share repurchase program under which the Company may repurchase up to $25 million of our common stock. On November 29, 2024, the board of directors authorized an increase to this repurchase authorization from $25 million to $35 million (collectively referred to as the "2024 Repurchase Authorization"). The authorization is effective through July 31, 2025. The execution of the repurchase program is expected to be consistent with the Company’s strategic initiatives which prioritize investments in organic and acquisitive growth. The timing and amount of any share repurchases will be determined by management at its discretion based on several factors including share price, market conditions and capital allocation priorities. Shares may be repurchased from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The share repurchase program does not obligate Bowman to acquire a specific number of shares of common stock and may be suspended, modified, or discontinued at any time without notice. As of March 31, 2025, we have repurchased 1,120,942 shares of our common stock under the 2024 Repurchase Authorization.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.
On March 14, 2025, Patricia Mulroy, a director of the Company, adopted a trading arrangement for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”), that provides for the sale of up to 800 shares of common stock pursuant to the terms of the 10b5-1 Plan from June 2025 through July 2025. Ms. Mulroy’s prior 10b5-1 Plan expired by its terms in September 2024.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1
First Amendment, dated as of March 12, 2025, by and among Bowman Consulting Group Ltd., the Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40371), filed with the SEC on March 17, 2025).

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

BOWMAN CONSULTING GROUP LTD.

Date: May 7, 2025	By:	/s/ Gary Bowman
Gary Bowman
CEO and Chairman (Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Bruce Labovitz
Bruce Labovitz
Chief Financial Officer (Principal Financial Officer)