Form 10-Q
period 2025-06-30
Bowman Consulting Group Ltd.
filed 2025-08-07
CIK 1847590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2025, the registrant had 17,250,737 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,540	$6,698
Accounts receivable, net	113,131	105,105
Contract assets	52,468	43,369
Notes receivable, current portion	903	–
Notes receivable - officers, employees, affiliates, current portion	443	1,889
Prepaid and other current assets	14,240	19,560
Total current assets	196,725	176,621
Non-Current Assets
Property and equipment, net	45,163	42,011
Operating lease, right-of-use assets	42,122	42,085
Goodwill	135,929	134,653
Notes receivable, less current portion	–	903
Notes receivable - officers, employees, affiliates, less current portion	1,108	638
Other intangible assets, net	61,403	65,409
Deferred tax asset, net	54,225	42,040
Other assets	1,570	1,521
Total Assets	$538,245	$505,881
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Revolving credit facility	$59,516	$37,000
Accounts payable and accrued liabilities, current portion	42,954	51,626
Contract liabilities	13,522	7,905
Notes payable, current portion	15,316	17,075
Operating lease obligation, current portion	11,142	10,979
Finance lease obligation, current portion	13,113	10,394
Total current liabilities	155,563	134,979
Non-Current Liabilities
Other non-current obligations	55,705	45,079
Notes payable, less current portion	16,003	19,992
Operating lease obligation, less current portion	36,936	37,058
Finance lease obligation, less current portion	19,721	17,940
Pension and post-retirement obligation, less current portion	4,674	4,718
Total liabilities	$288,602	$259,766
Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024.	$–	$–
Common stock, $0.01 par value; 30,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 21,706,804 shares issued and 17,240,980 outstanding, and 21,281,247 shares issued and 17,382,138 outstanding as of June 30, 2025 and December 31, 2024, respectively	217	213
Additional paid-in-capital	341,727	329,073
Accumulated other comprehensive income	1,082	1,146
Treasury stock, at cost; 4,465,824 and 3,899,109 shares, respectively	(74,253)	(60,901)
Stock subscription notes receivable	(9)	(30)
Accumulated deficit	(19,121)	(23,386)
Total shareholders' equity	$249,643	$246,115
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$538,245	$505,881
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Gross Contract Revenue	$122,090	$104,501	$235,021	$199,409
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	42,425	39,096	84,390	76,776
Sub-consultants and expenses	14,093	10,520	26,971	19,738
Total contract costs	56,518	49,616	111,361	96,514
Operating Expenses:
Selling, general and administrative	49,759	49,154	100,239	93,874
Depreciation and amortization	6,544	7,181	13,065	13,177
Loss (gain) on sale of assets, net	225	(215)	176	(311)
Total operating expenses	56,528	56,120	113,480	106,740
Income (loss) from operations	9,044	(1,235)	10,180	(3,845)
Other expense	1,636	2,027	3,746	4,428
Income (loss) before tax benefit	7,408	(3,262)	6,434	(8,273)
Income tax expense (benefit)	1,399	(1,180)	2,169	(4,633)
Net income (loss)	$6,009	$(2,082)	$4,265	$(3,640)
Earnings allocated to non-vested shares	307	–	$218	$–
Net income (loss) attributable to common shareholders	$5,702	$(2,082)	$4,047	$(3,640)
Earnings (loss) per share
Basic	$0.35	$(0.13)	$0.25	$(0.24)
Diluted	$0.34	$(0.13)	$0.24	$(0.24)
Weighted average shares outstanding:
Basic	16,331,964	16,301,926	16,344,173	15,064,827
Diluted	16,583,034	16,301,926	16,589,787	15,064,827
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$6,009	$(2,082)	$4,265	$(3,640)
Other comprehensive loss
Pension and post-retirement adjustments	(32)	(10)	(64)	(21)
Other comprehensive loss	(32)	(10)	(64)	(21)
Income tax provision related to items of other comprehensive loss	–	–	–	–
Other comprehensive loss, net of tax	(32)	(10)	(64)	(21)
Comprehensive income (loss), net of tax	$5,977	(2,092)	$4,201	(3,661)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended June 30, 2025 and 2024
(Amounts in thousands except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2024	18,191,818	$182	$226,681	(2,763,299)	$(32,142)	$579	$(66)	$(27,978)	$167,256
Issuance of new common shares in common stock offering	1,502,942	15	47,136	–	–	–	–	–	47,151
Issuance of new common shares	569,800	6	18,509	–	–	–	–	–	18,515
Purchase of treasury stock	–	–	–	(141,675)	(4,305)	–	–	–	(4,305)
Issuance of new common shares under stock compensation plan	189,908	2	(2)	–	–	–	–	–	–
Cancellation of shares under stock compensation plan	(4,351)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	17,247	–	466	–	–	–	–	–	466
Stock based compensation	–	–	8,356	–	–	–	–	–	8,356
Collection on stock subscription notes receivable	–	–	–	–	–	–	13	–	13
Exercises of conversion feature of convertible note	103,552	1	2,307	–	–	–	–	–	2,308
Other comprehensive loss, net of tax	–	–	–	–	–	(10)	–	—	(10)
Repurchase of common stock	–	–	–	(66,893)	(2,084)	–	–	—	(2,084)
Net loss	–	–	–	–	–	–	–	(2,082)	(2,082)
Balance at June 30, 2024	20,570,916	$206	$303,453	(2,971,867)	$(38,531)	$569	$(53)	$(30,060)	$235,584

Balance at March 31, 2025	21,502,214	$215	$335,514	(4,165,124)	$(67,579)	$1,114	$(19)	$(25,130)	$244,115
Issuance of new common shares	8,920	–	225	—	—	–	–	–	225
Purchase of treasury stock	–	–	–	(53,066)	(1,319)	–	–	–	(1,319)
Issuance of new common shares under stock compensation plan	185,532	2	(2)	–	–	–	–	–	–
Cancellation of common shares under stock compensation plan	(8,832)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	18,970	–	428	–	–	–	–	–	428
Stock based compensation	–	–	5,562	–	–	–	–	–	5,562
Collections on stock subscription notes receivable	–	–	–	–	–	–	10	–	10
Other comprehensive loss, net of tax	–	–	–	–	–	(32)	–	–	(32)
Repurchases of common stock	–	–	–	(247,634)	(5,355)	–	–	—	(5,355)
Net income	–	–	–	–	–	–	–	6,009	6,009
Balance at June 30, 2025	21,706,804	$217	$341,727	(4,465,824)	$(74,253)	$1,082	$(9)	$(19,121)	$249,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2025 and 2024
(Amounts in thousands except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2024	17,694,495	$177	$215,420	(2,600,217)	$(26,410)	$590	$(76)	$(26,420)	$163,281
Issuance of new common shares in common stock offering	1,502,942	15	47,136	–	–	–	–	–	47,151
Issuance of new common shares	677,727	7	22,211	–	–	–	–	–	22,218
Purchase of treasury stock	–	–	–	(304,757)	(10,037)	–	–	–	(10,037)
Issuance of new common shares under stock compensation plan	539,059	5	(5)	–	–	–	–	–	–
Cancellation of shares under stock compensation plan	(27,206)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	32,346	–	932	–	–	–	–	–	932
Stock based compensation	–	–	14,781	–	–	–	–	–	14,781
Collection on stock subscription notes receivable	–	–	–	–	–	–	23	–	23
Exercises of conversion feature of convertible note	151,553	2	2,978	–	–	–	–	–	2,980
Other comprehensive loss, net of tax	–	–	–	–	–	(21)	–	–	(21)
Repurchase of common stock	–	–	–	(66,893)	(2,084)	–	–	—	(2,084)
Net loss	–	–	–	–	–	–	–	(3,640)	(3,640)
Balance at June 30, 2024	20,570,916	$206	$303,453	(2,971,867)	$(38,531)	$569	$(53)	$(30,060)	$235,584

Balance at January 1, 2025	21,281,247	$213	$329,073	(3,899,109)	$(60,901)	$1,146	$(30)	$(23,386)	$246,115
Issuance of new common shares	48,267	–	1,194	–	–	–	–	–	1,194
Purchase of treasury stock	–	–	–	(156,152)	(3,894)	–	–	–	(3,894)
Issuance of new common shares under stock compensation plan	317,120	3	(3)	–	–	–	–	–	–
Cancellation of common shares under stock compensation plan	(15,830)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	44,993	1	911	–	–	–	–	–	912
Stock based compensation	–	–	10,119	–	–	–	–	–	10,119
Collections on stock subscription notes receivable	–	–	–	–	–	–	21	–	21
Exercises of conversion feature of convertible note	31,007	–	433	–	–	–	–	–	433
Other comprehensive loss, net of tax	–	–	–	–	–	(64)	–	–	(64)
Repurchases of common stock	–	–	–	(410,563)	(9,458)	–	–	–	(9,458)
Net income	–	–	–	–	–	–	–	4,265	4,265
Balance at June 30, 2025	21,706,804	$217	$341,727	(4,465,824)	$(74,253)	$1,082	$(9)	$(19,121)	$249,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$4,265	$(3,640)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization - property, plant and equipment	7,932	6,023
Amortization of intangible assets	5,133	7,154
Loss (gain) on sale of assets	176	(311)
Credit losses	745	656
Stock based compensation	9,694	13,876
Deferred taxes	(12,185)	5,348
Accretion of discounts on notes payable	404	307
Other	(35)	–
Changes in operating assets and liabilities, net of acquisition of businesses
Accounts receivable	(8,112)	(6,080)
Contract assets	(8,656)	(4,366)
Prepaid expenses and other assets	5,945	4,063
Accounts payable and accrued expenses	5,573	(15,633)
Contract liabilities	5,414	(1,809)
Net cash provided by operating activities	16,293	5,588
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,119)	(600)
Fixed assets converted to lease financing	–	(29)
Proceeds from sale of assets and disposal of leases	102	317
Payments received under loans to shareholders	–	54
Proceeds from notes receivable	718	–
Acquisitions of businesses, net of cash acquired	(1,559)	(20,347)
Collections under stock subscription notes receivable	21	23
Net cash used in investing activities	(1,837)	(20,582)
Cash Flows from Financing Activities:
Proceeds from common stock offering, net of underwriting discounts and commissions and other offering costs	–	47,151
Borrowings (repayments) under revolving credit facility	22,515	(17,441)
Repayments under fixed line of credit	–	(345)
Proceeds from notes payable	–	6,209
Repayment under notes payable	(8,919)	(7,464)
Proceeds from finance leases	–	4,567
Payments on finance leases	(5,600)	(4,053)
Payment of contingent consideration from acquisitions	(1,171)	–
Payments for purchase of treasury stock	(3,894)	(10,037)
Repurchases of common stock	(9,458)	(2,084)
Proceeds from issuance of common stock	913	947
Net cash (used in) provided by financing activities	(5,614)	17,450
Net increase in cash and cash equivalents	8,842	2,456
Cash and cash equivalents, beginning of period	6,698	20,687
Cash and cash equivalents, end of period	$15,540	$23,143
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,812	$3,457
Cash paid for income taxes	$681	1,552
Non-cash investing and financing activities:
Property and equipment acquired under finance lease	$(10,144)	$(6,755)
Note payable converted to common shares	$(434)	$(2,696)
Issuance of notes payable for acquisitions	$(2,056)	$(13,636)
Issuance of contingent considerations	$–	$(1,504)
Settlement of contingent consideration	$2,338	$567
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

Deferred offering costs consist primarily of accounting, legal and other fees associated with the common stock offering, and were netted against the proceeds. No deferred offering costs were capitalized in the condensed consolidated balance sheet as of June 30, 2025.
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
For services delivered under fixed price contracts, the Company uses the ratio of actual costs incurred to total estimated costs, since costs incurred (an input method) represents a reasonable measure of progress towards the satisfaction of a performance obligation in order to estimate the portion of revenue earned. This method faithfully depicts the transfer of value to the customer when the Company is satisfying a performance obligation that entails a number of interrelated tasks or activities for a combined output that requires the Company to coordinate the work of employees and sub-consultants. Contract costs typically include direct labor, subcontract and consultant costs, materials and indirect costs related to contract performance. Changes in estimated costs to complete these obligations result in adjustments to revenue on a cumulative catch-up basis, so that revised estimates are recognized in the current period. Changes in estimates can routinely occur over the contract term for a variety of reasons including, changes in scope, unanticipated costs, delays or favorable or unfavorable progress that differ from original expectations. In situations where the remaining estimated costs to perform exceed the consideration to be received, the Company accrues the entire estimated loss during the period the loss becomes known.
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
Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for expected credit losses. As of June 30, 2025 and December 31, 2024, the balance in the allowance for expected credit losses was $3.2 million and $2.9 million, respectively. No single customer accounted for more than 10% of the Company's outstanding receivables as of either date.
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

The Company can, at times, be subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the six months ended June 30, 2025, or for the year ended December 31, 2024. The Company’s customers are located throughout the United States across diverse market sectors. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.
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
As of June 30, 2025 and December 31, 2024:
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
The following is a summary of change in contingent consideration:

(in thousands)	For the Six Months Ended June 30, 2025	For the Year Ended December 31, 2024
Balance at beginning of period	$6,652	$10,567
Fair value of contingent consideration issuances	–	2,030
Change in fair value of contingent consideration	(708)	(1,559)
Settlement of contingent consideration	(3,569)	(4,386)
Balance at end of period	$2,375	$6,652
The change in fair value consideration is included in Other Expense in the Condensed Consolidated Income Statement.
Income Taxes
The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events recognized in the condensed consolidated financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when the differences settle or become realized. Valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable or recoverable in the future. As of June 30, 2025, no valuation allowances are required, and all deferred tax assets are realizable.
The Company assesses uncertain tax positions to determine whether income tax positions will more likely than not be sustained upon examination by the Internal Revenue Service or other taxing authorities. If the Company cannot reach a more-likely-than-not determination, no benefit is recorded. If the Company determines that the tax position is more likely than not to be sustained, the Company records the largest amount of benefit that is more likely than not to be realized when the tax position is settled. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Beginning January 1, 2022, the Tax Cuts and Jobs Act (TCJA) of 2017 eliminated the option to deduct research and development expenditures in the current year and required taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code Section 174. The capitalized expenses were to be amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the TCJA, we have established a $60.4 million uncertain tax position related to capitalized and amortizable research and development ("R&D") costs as of the six-month period ended June 30, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S. The OBBBA contains a broad range of tax reform provisions affecting businesses including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The Company is evaluating the future impact of these tax law changes on its financial statements.
The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company’s effective tax rate for the six months ended June 30, 2025 and June 30, 2024 was 33.7% and 56.0%, respectively. The change in the Company’s effective tax rate is predominantly due to certain non-recurring discrete events in addition to changes in the estimated annual effective tax rate, as discussed below.
The most prominent factors impacting the estimated annual effective tax rate include an increase in the projected limitation of the deductible executive compensation for 2025, an increase in projected R&D credits generated for 2025, and an overall increase in forecasted pre-tax book income for 2025 relative to a pre-tax loss for 2024. Further, the Company also recognized a net discrete expense of $1.4 million for the six months ended June 30, 2025, compared to a net discrete benefit of $7.6 million for the six months ended June 30, 2024. The net discrete expense is predominantly the result of increase in the windfall tax benefit for restricted stock awards, increase in penalties and interest recorded for uncertain tax positions as a function of pre-tax income for 2025 compared to pre-tax loss for 2024. More specifically, the windfall tax benefit for restricted stock awards recognized at a value higher than the grant date fair value is $0.3 million for the six months ended June 30, 2025 compared to $4.3 million for the six months ended June 30, 2024. Penalties and interest accrued for uncertain tax positions are $1.5 million for the six months ended June 30, 2025, compared to a net reversal of $3.3 million for the six months ended June 30, 2024. These factors as a function of pre-tax book income of $6.4 million for the six months ended June 30, 2025, compared to pre-tax book loss of $8.3 million for the six months ended June 30, 2024 increased the rate by 21.3% for the six months ended June 30, 2025, and by 91.9% for the six months ended June 30, 2024.
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
3. Earnings (Loss) Per Share and Certain Related Information
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three and six months ended June 30, 2025 and 2024. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings (loss) of the Company. The dilutive effect of options is reflected in diluted earnings (loss) per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee Stock Purchase Plan is reflected in diluted earnings (loss) per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The dilutive effect of convertible debt is reflected in diluted earnings (loss) per share by application of the if-converted method. The Company uses the two-class method to determine earnings (loss) per share.

For calculating basic earnings per share, for the three and six months ended June 30, 2025, the weighted average number of shares outstanding exclude 878,909 and 882,018 non-vested restricted shares and 148 and 232 unexercised substantive options. For the three and six months ended June 30, 2025, the computation of diluted earnings per share did not include the effect of non-vested restricted shares or substantive options, as their effect was antidilutive.
For calculating basic loss per share, for the three and six months ended June 30, 2024, the weighted average number of shares outstanding exclude 1,331,046 and 1,381,326 non-vested restricted shares and 3,616 and 4,204 unexercised substantive options. For the three and six months ended June 30, 2024, the computation of diluted loss per share did not include the effect of all potential dilutive common stock equivalents, as their impact would have been antidilutive due to the net loss for the period.
The following table represents a reconciliation of the net income (loss) and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income (loss)	$6,009	$(2,082)	$4,265	$(3,640)
Earnings allocated to non-vested shares	307	–	218	–
Total	$5,702	$(2,082)	$4,047	$(3,640)
Denominator
Weighted average common shares outstanding	16,331,964	16,301,926	16,344,173	15,064,827
Effect of dilutive nominal options	–	–	–	–
Effect of dilutive contingently earned shares	251,070	–	245,614	–
Dilutive average shares outstanding	16,583,034	16,301,926	16,589,787	15,064,827
Basic earnings (loss) per share	$0.35	$(0.13)	$0.25	$(0.24)
Dilutive earnings (loss) per share	$0.34	$(0.13)	$0.24	$(0.24)

Share Repurchases
On June 6, 2025, the board of directors authorized a new share repurchase program under which the Company may repurchase up to $25 million of its common stock ("2025 Repurchase Authorization") over a 12-month period beginning on June 9, 2025. The 2025 Repurchase Authorization replaced the Company's prior share repurchase program, which was scheduled to expire on July 31, 2025. The execution of the repurchase program is expected to be consistent with the Company’s strategic initiatives which prioritize investments in organic and acquisitive growth. The timing and amount of any share repurchases will be determined by management at its discretion based on several factors including share price, market conditions and capital allocation priorities. Shares may be repurchased from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The share repurchase program does not obligate Bowman to acquire a specific number of shares of common stock and may be suspended, modified, or discontinued at any time without notice.
Previously, on August 15, 2024, the board of directors authorized a $25 million share repurchase program ("2024 Repurchase Authorization"), which was subsequently increased to $35 million on November 29, 2024. The 2024 Repurchase Authorization was scheduled to expire on July 31, 2025, but was terminated on June 6, 2025, upon approval of the 2025 Repurchase Authorization.
Under the 2024 Repurchase Authorization, the Company repurchased 1,368,576 shares of common stock at an average price of $23.97 per share. As of June 30, 2025, no repurchases have been made under the 2025 Repurchase Authorization, and the full $25 million remains available.

4. Acquisitions
Business Combinations
2025 Acquisitions
During the six months ended June 30, 2025, the Company completed two acquisitions in diverse geographic regions and service lines. The Company paid total consideration of $3.6 million, which was comprised of cash, promissory note, convertible note and assumed liabilities. No cash was acquired with these acquisitions. The promissory note has a 5.00% interest rate with equal quarterly payments beginning on May 2025 and ending February 2028.
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

The condensed consolidated financial statements of the Company include the results of operations since the date Surdex was acquired. The following table presents the results of operations of Surdex since the date of acquisition for the three and six months ended June 30, 2025 (in thousands):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2025
Gross Contract Revenue[1]	$7,752	$15,231
Pre-tax Net Income[2]	$340	$613

1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.

2 Pre-tax Net Income excludes corporate overhead allocation.
The following table presents the unaudited pro forma condensed consolidated results of operations for the three and six months ended June 30, 2025 and 2024, assuming that the Surdex acquisition, discussed above, occurred on January 1, 2024. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Gross Contract Revenue[3]	$122,090	$104,582	$235,021	$205,426
Pre-tax Net Income (Loss)	$5,470	$(2,742)	$3,490	$(5,778)

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

Other 2024 Acquisitions
During the year ended December 31, 2024, the Company completed seven additional acquisitions in diverse geographic regions and service lines. The Company paid total consideration of $36.2 million through combinations of cash, promissory notes, shares of common stock and assumed liabilities. No cash was acquired with these acquisitions. Shares of common stock issued in connection with the acquisitions are subject to a six-month lock-up. Promissory notes bear a simple interest rate ranging from 5.00% to 6.75% and are payable in quarterly payments of principal and interest beginning May 2024 and ending in November 2028. For tax purposes, depending on the transaction, the acquisitions were treated either as an asset acquisition, in which case the assets have been stepped up and recorded at their respective fair values, or a tax-free merger, in which case the assets have been recorded at their respective carrying values. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. For asset acquisitions, all the goodwill recognized is expected to be deductible for tax purposes. For three of the acquisitions, the purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration in the form of the Company's common stock, cash and non-negotiable promissory notes, based on certain financial performance thresholds. The final settlement amount will depend on ongoing operations of the acquired company. The payout amounts range between $0 and $1.0 million and for the six months ended June 30, 2025, the Company paid $1.2 million in cash as settlement of contingent consideration. See Note 2 Fair Value Measurements for additional information regarding the fair value of contingent consideration.
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

For the six months ended June 30, 2025, the Company recorded measurement period adjustments of $0.1 million decrease to accounts receivable, net, and $0.1 million decrease in other non-current obligations. If the change in provisional amounts had been recorded at the acquisition date, it would not have resulted in a change in operating income in the prior periods.
The condensed consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisitions (excluding Surdex). The following table presents the results of operations of the other companies acquired during 2024 (excluding Surdex) from their respective dates of acquisition for the three and six months ended June 30, 2025 (in thousands):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2025
Gross Contract Revenue[1]	$14,952	$21,690
Pre-tax Net Income[2]	$5,263	$8,828
1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.
2Pre-tax Net Income excludes corporate overhead allocation.

The following table presents the unaudited pro forma condensed consolidated results of operations for the three and six months ended June 30, 2025 and 2024, assuming that the companies acquired in 2024 (excluding Surdex), discussed above, occurred on January 1, 2024. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Gross Contract Revenue[3]	$122,090	$111,390	$236,189	$214,258
Pre-tax Net Income (Loss)	$5,926	$(2,326)	$4,728	$(4,690)

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
In connection with all of the 2024 acquisitions, the Company recognized $0.1 million and $0.3 million of acquisition related expenses within Other Income and Expenses in the condensed consolidated statement of income for each of the three and six months ended June 30, 2025, respectively, including legal fees, consulting fees, and other miscellaneous expenses associated with acquisitions.
The following table summarizes the purchase price allocation at fair value for identifiable intangible assets acquired in 2025 and 2024 (in thousands):

	2025	Weighted-Average Life	2024	Weighted-Average Life
Customer relationships	$498	5.78	$20,540	12.51
Contract rights	629	0.90	5,790	1.42
Favorable leaseholds	-	n/a	101	5.50
Total	$1,127		$26,431

5. Disaggregation of Revenue and Contract Balances
The Company disaggregates revenues by contract type, see Revenue Recognition in Note 2 for further details. For the three and six months ended June 30, 2025, the Company derived 91.6% and 91.2% of its revenue from contracts classified as lump sum, and 8.4% and 8.8% of its revenue from time and material contracts, respectively. For the three and six months ended June 30, 2024, the Company derived 89.9% and 89.8% of its revenue from contracts classified as lump sum, and 10.1% and 10.2% of its revenue from time and material contracts, respectively.
The Company had approximately $317.7 million in remaining performance obligations as of June 30, 2025 of which it expects to recognize approximately 88.2% within the next twelve months and the remaining 11.8% in the next twelve to twenty-four months.
Disaggregated revenues by contract type were as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
Fixed fee	$111,837	91.6%	$93,958	89.9%	$214,442	91.2%	$179,082	89.8%
Time-and-materials	10,253	8.4%	10,543	10.1%	20,579	8.8%	20,327	10.2%
Gross contract revenue	$122,090	100.0%	$104,501	100.0%	$235,021	100.0%	$199,409	100.0%

The Company recognized $0.7 million and $4.2 million of revenue for the three and six months ended June 30, 2025, respectively, which was included in the contract liabilities balance as of December 31, 2024, and $0.5 million and $3.1 million of revenue for the three and six months ended June 30, 2024, respectively, which were included in the contract liabilities balance as of December 31, 2023.
6. Contracts in Progress
The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Costs incurred on uncompleted contracts	$434,394	$388,531
Estimated contract earnings in excess of costs incurred	666,112	600,147
Estimated contract earnings to date	1,100,506	988,678
Less: billed to date	(1,061,560)	(953,214)
Net contract assets	$38,946	$35,464
7. Notes Receivable
The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The following is a summary of these notes receivable (in thousands):

	June 30, 2025	December 31, 2024
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 0.0% - 5.5%. The notes receivable mature through December 2027.	$1,551	$2,527
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2025.[1]	903	903
Total:	2,454	3,430
Less: current portion
Officers, employees and affiliates	(443)	(1,889)
Unrelated third party	(903)	–
Non-current portion	$1,108	$1,541
1Note issued prior to the Company's initial public offering.
Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. No interest was accrued on the notes receivable for the six months ended June 30, 2025.

8. Property and Equipment, Net
Property and equipment for fixed assets are as follows (in thousands):

	June 30, 2025	December 31, 2024
Computer equipment	$2,931	$2,867
Survey equipment	5,943	5,944
Vehicles	2,479	2,425
Furniture and fixtures	2,740	2,581
Leasehold improvements	9,589	9,469
Software	414	396
Camera equipment	861	891
Aircraft	8,345	7,829
Aircraft engine & GPS	1,512	1,517
Fixed assets pending lease financing [1]	783	715
Total:	35,597	34,634
Less: accumulated depreciation	(20,386)	(18,604)
Property and equipment, net of finance leased assets	$15,211	$16,030
1Assets acquired which will be re-financed under the Company's finance lease facilities
Depreciation expense for fixed assets for the three and six months ended June 30, 2025 was $0.9 million and $1.9 million, respectively. Depreciation expense for fixed assets for the three and six months ended June 30, 2024 was $1.1 million and $1.8 million, respectively.
Property and equipment for finance leased assets are as follows (in thousands):

	June 30, 2025	December 31, 2024
Equipment	$41,326	$33,654
Vehicles	12,442	10,287
Total:	53,768	43,941
Less: accumulated amortization on leased assets	(23,816)	(17,960)
Finance leased assets, net	$29,952	$25,981
Amortization expense for finance leased assets for the three and six months ended June 30, 2025 was $3.1 million and $6.1 million, respectively. Amortization expense for finance leased assets for the three and six months ended June 30, 2024 was $2.3 million and $4.3 million, respectively.

9. Goodwill
Changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance as of December 31, 2024	$134,653
2025 Acquisitions - additions	1,296
2024 Acquisitions - adjustments	(20)
Balance as of June 30, 2025	$135,929
There were no impairments of goodwill during the periods presented.
10. Intangible Assets
Total intangible assets consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$64,662	$(14,246)	$50,416	$64,164	$(11,172)	$52,992
Contract rights	20,680	(18,409)	2,271	20,051	(16,393)	3,658
Leasehold	619	(225)	394	619	(182)	437
Domain name	281	–	281	281	–	281
Licensing rights	8,041	–	8,041	8,041	–	8,041
Total	$94,283	$(32,880)	$61,403	$93,156	$(27,747)	$65,409
The following table summarizes the weighted average useful lives (in years) of intangible assets by asset class used for straight-line amortization expense purposes:

	June 30, 2025	December 31, 2024
Customer relationships	11.31	11.35
Contract rights	1.72	1.75
Leasehold	7.48	7.48
Amortization expense for the three and six months ended June 30, 2025 was $2.5 million and $5.1 million, respectively. Amortization expense for the three and six months ended June 30, 2024 was $3.8 million and $7.2 million respectively.
Future amortization for the remainder of 2025 and for the succeeding years for intangible assets with definite useful lives is as follows (in thousands):

2025	4,512
2026	7,017
2027	6,147
2028	5,618
2029	5,522
Thereafter	24,265
Total	$53,081
11. Revolving Credit Facilities

On March 12, 2025, the Company and certain of its subsidiaries acting as guarantors, entered into a First Amendment to the Credit Agreement (defined below) which increased the maximum principal amount of the Revolving Credit Facility from $100.0 million to $140.0 million. There were no other changes to the terms of the Revolving Credit Facility.
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
On June 30, 2025, the interest rates on the Revolving Credit Facility ranged from 6.77% to 8.70%. All outstanding principal on the Revolving Credit Facility is due on May 2, 2029. As of June 30, 2025 and December 31, 2024, the outstanding balance on the Revolving Credit Facility was $59.5 million and $37.0 million, respectively.
The Company secures its obligations under the Revolving Credit Facility with substantially all assets of the Company. Obligations of the Company to certain other shareholders of the Company are subordinated to the Company’s obligations under the Revolving Credit Facility. The Company must maintain, on a combined basis, certain financial covenants defined in the Revolving Credit Facility. The Company was in compliance with covenants as of June 30, 2025.
Interest expense on the credit facilities totaled $1.0 million and $1.8 million during the three and six months ended June 30, 2025, respectively. Interest expense on the credit facilities totaled $0.4 million and $1.5 million during the three and six months ended June 30, 2024, respectively.
12. Notes Payable
Notes payable consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Related parties:
[1]Shareholders and Owners of Acquired Entities - Interest accrues at rates ranging from 3.25% - 11.00% annually. The notes payable mature on various dates through February 2028.	19,758	25,498
Convertible Notes Payable - Interest accrues at rates ranging from 4.75% - 8.00% annually. The convertible notes payable mature on various dates through November 2028.	5,181	5,047
Unrelated third parties:
Note payable for purchase of tangible asset	5,019	5,522
Note payable for purchase of intangible asset	2,075	2,075
Discounts on notes payable issued as consideration in acquisitions:
[1]Shareholders and Owners of acquired entities	(639)	(915)
Other	(75)	(160)
Total	31,319	37,067
Less: current portion	(15,316)	(17,075)
Non-current portion	$16,003	$19,992

1Includes notes payable to all owners irrespective of current relationship with the Company
Interest expense attributable to the notes payable totaled $0.8 million and $1.6 million for the three and six months ended June 30, 2025, respectively. Interest expense attributable to the notes payable totaled $0.9 million and $1.5 million for the three and six months ended June 30, 2024, respectively.
Future principal payments on notes payable for remainder of 2025 and succeeding years are as follows (in thousands):

2025	$9,435
2026	11,484
2027	8,067
2028	2,514
2029	533
Total	$32,033
Convertible Notes Payable
The Company issued unsubordinated convertible notes as partial consideration for multiple acquisitions (See Note 4 Acquisitions). The convertible notes are convertible into shares of common stock at the option of the holders, at any time, at a predetermined conversion price. Subject to conversion, the convertible notes are payable through quarterly installments of principal, interest or both from October 2022 through November 2028. At any time, upon ten (10) business days’ notice to the Company, the holders may request that a prepayment of the principal or all or part of a regularly scheduled quarterly payment of the principal be made in the form of common stock of the Company, with the number of shares of common stock equal to the amount of the requested prepayment divided by the stock conversion price. If the request is made with respect to a regularly scheduled quarterly payment of principal, then the accrued interest shall be paid in cash. As of June 30, 2025, the holders of the Project Design Consultants, LLC convertible note had converted a total of $3.8 million into 271,014 shares of common stock at $14.00 per share. The remaining balance of the note, consisting of $0.2 million in principal, was settled in cash along with all the accrued interest, resulting in the full repayment of the note with no outstanding obligations. No additional elections or conversions had been made as of June 30, 2025.

The following table summarizes the convertible notes as of June 30, 2025 (in thousands, except conversion price):

Convertible Notes:	Date Issued	Principal Amount	Interest Rate	Conversion Price	Remaining Balance[1]
Project Design Consultants, LLC	07/22	$4,000	4.75%	$14.00	$–
Anchor Consultants, LLC	08/22	$1,100	5.50%	$18.00	$700
H2H Geoscience Engineering, PLLC	12/22	$1,600	7.00%	$18.00	$1,219
Exeltech Consulting, Inc.	11/24	$2,200	5.00%	$32.32	$1,950
UP Engineering, LLC	02/25	$1,200	5.00%	$32.50	$1,264
1Includes discounts, and reflects the net remaining balance on convertible notes.
13. Related Party Transactions

Bowman Lansdowne Development, LLC (“BLD”) is an entity in which Mr. Bowman has an ownership interest. On each of June 30, 2025 and December 31, 2024, the Company’s notes receivable included $0.5 million from BLD, with a maturity date of December 31, 2027. Mr. Bowman has executed a Guaranty of Collection for the amount of the current unpaid principal balance.
Lansdowne Development Group, LLC (“LDG”) is an entity in which BLD has a minority ownership interest. On June 30, 2025 and December 31, 2024, our notes receivable included $0.4 million and $0.4 million, respectively from LDG, with a maturity date of December 31, 2027. Mr. Bowman has executed a Guaranty of Collection for the amount of the current unpaid principal balance.
Bowman Realty Investments 2010, LLC (“BR10”) is an entity in which Mr. Bowman has an ownership interest. On June 30, 2025 and December 31, 2024, the Company’s notes receivable included $0.2 million, from BR10, with a maturity date of January 31, 2027. BR10 executed a Pledge and Assignment Agreement as security for its obligations to the Company.
Alwington Farm Developers, LLC (“AFD”) is an entity in which BR10 has a minority ownership interest. On June 30, 2025 and December 31, 2024, our notes receivable included $0.4 million and $1.2 million respectively, from AFD, with a maturity date of February 15, 2026.
MREC Shenandoah VA, LLC (“MREC Shenandoah”) is an entity in which Lake Frederick Holdings, LLC (“Lake Frederick Holdings”) owns a 92% interest and Shenandoah Station Partners LLC, an entity owned in part by BLD and in part by Bowman Realty Investments 2013 LLC "Bowman Realty" (BR13), owns an 8% interest. Mr. Bowman owns a 100% interest in, and is the manager of, Lake Frederick Holdings. Mr. Bowman is the sole member of Bowman Realty 2013 (BR13). Since 2020, the Company has provided engineering services to MREC Shenandoah in exchange for cash payments. During the six months ended June 30, 2025, the Company invoiced $0.1 million, and received payments of $0.1 million. During the six months ended June 30, 2024, the Company invoiced $0.2 million, and received payments of $0.1 million.
During the six months ended June 30, 2025 and 2024, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $0.1 million and $27,000, respectively. These entities were billed $0.1 million and $33,000, respectively.
In August 2022, the Company agreed to reimburse Mr. Bowman at a fixed hourly rate for the business use of an aircraft owned by Sunrise Asset Management, a company owned 100% by Mr. Bowman. No costs were incurred for aircraft services as of June 30, 2025, as service was not utilized during the period. For the six months ended June 30, 2024, $0.3 million was incurred for aircraft services.
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
The following table summarizes the stock issuance activity under the ESPP for the six months ended June 30, 2025 (in thousands, except share data):

June 30, 2025
Total purchase price paid by employees for shares sold	$912

Number of shares sold	44,993
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
For the six months ended June 30, 2025, no new options were granted and 118 shares were outstanding at a weighted average exercise price of $5.85. The intrinsic value of these options on June 30, 2025 was $22.47.
As of June 30, 2025, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.
Stock Bonus Plan
Effective May 11, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The Plan is administered by the Board through which they can issue restricted stock awards. As of June 30, 2025, 5,752,375 shares of common stock are authorized and reserved for issuance under the Plan. This reserve automatically increases on each January 1, for the duration of the Plan, in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year. The Plan supersedes and replaces any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.
During the six months ended June 30, 2025, the Board granted 234,865 shares of restricted stock under the Plan. The shares have a vesting period of up to five years during which there are certain restrictions as defined by the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the shares on such date, or if there are no sales on such date, on the next preceding day on which there were sales.
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
During the six months ended June 30, 2025, no new restricted stock awards were granted under the Stock Bonus Plan.
The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of Shares	Weighted Average Grant Price
Outstanding at January 1, 2025	1,113,153	$24.34
Granted	234,865	23.15
Vested	(496,908)	20.73
Cancelled	(15,830)	27.07
Outstanding at June 30, 2025	835,280	$26.08
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
During the six months ended June 30, 2025, the compensation committee approved the grants of 116,669 performance-based stock units to certain executive officers of the Company under the Officers LTIP. The performance based restricted stock units are subject to a market condition, with vesting periods ranging from 2.91 years to 4.00 years. The number of units earned is based on total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the components of a custom peer group during the performance period ranging from February 9, 2025 to June 30, 2028. The performance stock units are valued using a Monte Carlo simulation with model inputs of opening average share value, valuation date stock price, expected volatilities, correlation coefficient, risk-free interest rate, and expected dividend yield for the Company and the custom peer group.
The following table summarizes the activity of performance stock units subject to forfeiture:

	Number of Shares	Weighted Average Grant Price
Outstanding at January 1, 2025	669,718	$20.35
Granted	116,669	17.18
Vested	(85,181)	11.76
Cancelled	(101,406)	11.76
Outstanding at June 30, 2025	599,800	$19.73
The Company recognizes forfeitures as they occur.
As of June 30, 2025, the Company had 1,435,080 shares underlying unvested stock awards that vest between July 1, 2025 and December 31, 2028.
The future expense of the unvested awards for the remainder of 2025 and succeeding years is as follows (in thousands):

2025	$7,255
2026	8,246
2027	3,636
2028	959
Total	$20,096
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
The following tables present our balance sheet information related to leases:

		As of	As of
(Amounts in thousands)	Balance Sheet Classification	June 30, 2025	December 31, 2024
Assets:
Operating lease assets	Operating lease, right-of-use assets	$42,122	$42,085
Finance lease assets	Property and equipment, net	$29,952	$25,981
Total lease assets		$72,074	$68,066
Liabilities:
Current:
Operating lease liabilities	Operating lease obligation, current portion	$(11,142)	$(10,979)
Finance lease liabilities	Finance lease obligation, current portion	$(13,113)	$(10,394)
Total current lease liabilities		$(24,255)	$(21,373)
Non-current:
Operating lease liabilities	Operating lease obligation, less current portion	$(36,936)	$(37,058)
Finance lease liabilities	Finance lease obligation, less current portion	$(19,721)	$(17,940)
Total non-current lease liabilities		$(56,657)	$(54,998)

The following tables present selected financial information:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease cost
Amortization of right-of-use assets	$3,613	$3,230	$7,154	$6,316
Finance lease cost:
Amortization of right-of-use assets	3,128	2,323	6,124	4,287
Interest on lease liabilities	443	411	891	775
Sublease income	(31)	(27)	(58)	(53)
Total lease cost	$7,153	$5,937	14,111	11,325

	Six Months Ended
(Amounts in thousands)	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$7,221	$6,207
Operating cash flows from finance leases	891	775
Financing cash flows from finance leases	5,600	4,053
Right-of-use assets obtained in exchange for new operating leases	5,835	4,316
Right-of-use assets obtained in exchange for new finance leases	10,166	10,775

	As of	As of
	June 30, 2025	December 31, 2024
Weighted average remaining lease term (in years):
Operating leases	4.56	4.71
Finance leases	2.61	2.48
Weighted average discount rates:
Operating leases	6.9%	6.7%
Finance leases	6.7%	6.7%
Future minimum commitments under leases for the remainder of 2025 and succeeding years are as follows (in thousands):

(Amounts in thousands)
	Operating Lease	Finance Lease
2025	$7,172	$7,057
2026	13,017	10,733
2027	11,431	6,522
2028	10,286	3,798
2029	7,481	1,032
Thereafter	6,770	9
Total lease payments	$56,157	$29,150
Less: Amounts representing interest	$(8,115)	$(3,353)
Total lease liabilities	$48,042	$25,797
The above table is exclusive of $0.1 million sub-lease income associated with the $48.1 million total liability of operating leases as presented on the condensed consolidated balance sheet.
The above table is exclusive of the $7.0 million purchase price associated with the $32.8 million total liability of finance leases as presented on the condensed consolidated balance sheet.
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
The following tables provides the operating financial results of the Company for the three and six months ended June 30, 2025 and 2024:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross contract revenue	$122,090	$104,501	$235,021	$199,409
Less:
Labor and fringe	67,026	60,534	132,037	117,536
Other segment items[1]	14,093	10,520	26,971	19,738
General & administrative expenses	19,737	18,862	38,178	34,374
Incentives	5,351	8,876	14,297	18,729
Depreciation and amortization	6,544	7,181	13,065	13,177
Interest expense	2,259	1,775	4,372	3,906
Other (income) expense, net	(328)	15	(333)	222
Income tax (benefit) expense	1,399	(1,180)	2,169	(4,633)
Net income (loss)	$6,009	$(2,082)	$4,265	$(3,640)
1Other segment items included in net income (loss) consists primarily of sub-consultants and other direct expenses.

17. Subsequent Events
Subsequent to June 30, 2025, the Company completed an acquisition, and paid total consideration of $2.7 million, subject to adjustments, through a combination of cash, promissory note, convertible note and assumed liabilities. No cash was acquired with this acquisition. Promissory notes bear a simple interest rate of 5.00% with payments of principal and interest beginning September 2025 and ending in June 2028. The convertible note bears a simple interest rate of 5.00% and may be convertible in whole or in part at any time to Bowman common stock and is subject to a six-month lock-up. The purchase agreement includes a contingent consideration provision that affords the sellers the opportunity to earn up to $2.8 million in additional consideration payable in the form of cash, a convertible note, and a promissory note, based on the achievement of certain financial performance thresholds.

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
Gross contract revenue for the three months ended June 30, 2025 and 2024 was $122.1 million and $104.5 million, respectively, representing year over year growth of 16.8%. Gross contract revenue derived from our workforce represented 88.5% and 90.0% of gross contract revenue for the three months ended June 30, 2025 and 2024, respectively (see Net service billing – non-GAAP below). Our net (loss) income for the three months ended June 30, 2025 and 2024 was $6.0 million and ($2.1) million, respectively. Our Adjusted EBITDA for the three months ended June 30, 2025 and 2024 was $20.2 million on net income of $6.0 million and $13.4 million on net loss of ($2.1) million, respectively. (see Adjusted EBITDA – non-GAAP below).
Gross contract revenue for the six months ended June 30, 2025 and 2024 was $235.0 million and $199.4 million, respectively, representing year over year growth of 17.9%. Gross contract revenue derived from our workforce represented 88.6% and 90.1% of gross contract revenue for the six months ended June 30, 2025 and 2024, respectively (see Net service billing – non-GAAP below). Our net (loss) income for the six months ended June 30, 2025 and 2024 was $4.3 million and ($3.6) million, respectively. Our Adjusted EBITDA for the six months ended June 30, 2025 and 2024 was $34.7 million on net income of $4.3 million and $25.5 million on net loss of ($3.6) million, respectively. (see Adjusted EBITDA – non-GAAP below)
Subsequent Events
Subsequent to June 30, 2025, the Company completed an acquisition, and paid total consideration of $2.7 million, subject to adjustments, through a combination of cash, promissory note, convertible note and assumed liabilities. No cash was acquired with this acquisition. Promissory notes bear a simple interest rate of 5.00% with payments of principal and interest beginning September 2025 and ending in June 2028. The convertible note bears a simple interest rate of 5.00% and may be convertible in whole or in part at any time to Bowman common stock and is subject to a six-month lock-up. The purchase agreement includes a contingent consideration provision that affords the sellers the opportunity to earn up to $2.8 million in additional consideration payable in the form of cash, a convertible note, and a promissory note, based on the achievement of certain financial performance thresholds.
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
Our assignments that are lump sum in nature represent approximately 61% and 59% of our gross contract revenue for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, assignments that are lump sum in nature represented approximately 61% and 59% of our gross contract revenue, respectively. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that is performed at risk with no documented customer commitment.

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
Results of Operations
Combined results of operations
The following represents our condensed consolidated results of operations for periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Gross contract revenue	$122,090	$104,501	$235,021	$199,409
Contract costs (exclusive of depreciation and amortization)	56,518	49,616	111,361	96,514
Operating expense	56,528	56,120	113,480	106,740
Income (loss) from operations	9,044	(1,235)	10,180	(3,845)
Other expense	1,636	2,027	3,746	4,428
Income tax expense (benefit)	1,399	(1,180)	2,169	(4,633)
Net income (loss)	$6,009	$(2,082)	$4,265	$(3,640)
Net margin	4.9%	(2.0)%	1.8%	(1.8)%
Other financial information [1]
Net service billing	$107,997	$93,981	$208,050	$179,671
Adjusted EBITDA	20,203	13,412	34,708	25,541
Adjusted EBITDA margin, net	18.7%	14.3%	16.7%	14.2%

1Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below.
Three months ended June 30, 2025 as compared to the three months ended June 30, 2024
Gross Contract Revenue
Gross contract revenue for the three months ended June 30, 2025, increased $17.6 million or 16.8% to $122.1 million as compared to $104.5 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, gross contract revenue attributable to work performed by our workforce increased $14.0 million, or 14.9% to $108.0 million or 88.5% of gross contract revenue as compared to $94.0 million or 90.0% for the three months ended June 30, 2024 (see Net service billing – non-GAAP). Of the $17.6 million increase in gross contract revenue during the three months ended June 30, 2025, acquisitions represented $6.5 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic. For each measurement and comparison period, historical balances of acquired and organic revenue bases are adjusted to reflect revenue accordingly.
Changes in gross contract revenue disaggregated between our core markets were as follows (in thousands other than percentages):

	For the Three Months Ended June 30,
Consolidated Gross Contract Revenue	2025	%GCR	2024	%GCR	Change	% Change
Building Infrastructure[1]	$56,561	46.3%	$52,442	50.2%	$4,119	7.9%
Transportation	24,611	20.2%	19,233	18.4%	5,378	28.0%
Power & Utilities[1]	26,843	22.0%	22,917	21.9%	3,926	17.1%
Natural Resources & Imaging[2]	14,075	11.5%	9,909	9.5%	4,166	42.0%
Total:	$122,090	100.0%	$104,501	100.0%	$17,589	16.8%

Acquired[3]	$6,459	5.3%	$17,429	16.7%	$(10,970)	(62.9)%

1Includes periodic reclassifications of revenue between categories from prior periods for consistency of presentation. For the three months ended June 30, 2024, $3.5 million of data center revenue was reclassified from Building Infrastructure to Power & Utilities.
2Formerly Emerging Markets which represents environmental, mining, water resources, imaging and mapping and other.
3Acquired revenue in prior periods is as previously reported; four quarters post-closing, acquired revenue is reclassified as organic for the purpose of calculating organic growth rates.

For the three months ended June 30, 2025, gross contract revenue from the building infrastructure market increased $4.1 million or 7.9% as compared to the three months ended June 30, 2024. Building Infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue was the result of acquisitions. Within the building infrastructure market, 37.1% of gross contract revenue was derived from residential assignments including single family, multi-family and mixed-use housing stock, 45.4% from commercial assignments including retail, hospitality and quick-serve restaurants (QSR), office and industrial, data centers and healthcare, and 17.5% from municipal assignments, including parks and schools. Within residential, 46.8% of gross contract revenue was derived from for-sale homebuilding assignments, 46.9% from residential multi-family and 6.3% from mixed use projects. While the homebuilding market shows signs of rebounding from prior year interest rate impacts, for-sale residential services represented just 8.0% of our total gross contract revenue for the three months ended June 30, 2025. Within commercial, 44.1% of revenue was derived from office and industrial assignments, 51.5% from retail, hospitality, and quick serve restaurants, and 4.4% from healthcare. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market as we continue to experience strength in markets including quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.
For the three months ended June 30, 2025, revenue from transportation increased $5.4 million or 28.0% as compared to the three months ended June 30, 2024. The increase was attributable to new contract awards in transportation from roadways, transits, ports and harbors, program administration and others, along with acquired transportation backlog which we were able to deliver to customers. Within transportation, 63.8% of our gross contract revenue was derived from public sector roadway customers, including state and local departments of transportation ("DOTs") and tollway operators; 25.3% from private sector roadway customers; 2.5% from ports & harbors customers; 2.7% from aviation customers; and 5.7% from bus, rail, and transit customers. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of alternative energy, data centers, and traditional transmission infrastructure, and in light of continued growth we are projecting across these areas, we have consolidated alternative energy and data centers into the power and utilities (sometimes referred to herein as the power, utilities and energy market) of our revenue mix and have adjusted historical balances accordingly. For the three months ended June 30, 2025, revenue from power and utilities increased $3.9 million or 17.1% as compared to the three months ended June 30, 2024. The additional increase in gross contract revenue from the power and utilities market is principally attributable to acquisitions and increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, along with additional increases derived from gas pipeline and electric transmission projects nationally. Within the power and utilities market, 60.1% of our gross contract revenue was derived from customers operating traditional transmission operations, 23.8% was derived from customers focused on alternative energy operations and 16.1% derived from data center customers. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our natural resources and imaging (formerly emerging markets) consist of mining, water resources, imaging and mapping, environmental consulting, and other natural resources services. For the three months ended June 30, 2025, revenue from natural resources and imaging markets increased $4.2 million or 42.0% as compared to the three months ended June 30, 2024. This increase is primarily due to the acquisition of Surdex Corporation; see Note 4 - Acquisitions for additional information. What was previously classified under emerging sectors has now grown to a scale that warrants separate market recognition. As a result, the emerging sector is now being renamed natural resources and imaging. This updated name reflects the evolving composition of the market. Gross contract revenue within our natural resources and imaging was 49.7% from imaging and mapping activities, 16.3% from mining activities where we have specialized in copper mining, 28.1% from water resources activities, and 6.0% from environmental and other natural resources consulting. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in various natural resources and imaging services.
For the three months ended June 30, 2025 and 2024, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 35.4% and 24.6% of our gross contract revenue, respectively. A portion of that increase is due to the reclassification of contracts for the Pike Corporation from the private sector to the public sector. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector customers are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $6.9 million or 13.9% to $56.5 million for the three months ended June 30, 2025, as compared to $49.6 million for the three months ended June 30, 2024. For the three months ended June 30, 2025 and 2024, total contract costs represented 46.3% and 47.5% of total contract revenue, respectively. For the three months ended June 30, 2025 and 2024 total contract costs represented 52.3% and 52.8% of revenue attributable to our workforce, respectively (see Net Service Billing).
Direct payroll costs increased $3.3 million or 8.4% to $42.4 million for the three months ended June 30, 2025, as compared to $39.1 million for the three months ended June 30, 2024. Direct payroll accounted for 75.0% of total contract costs for the three months ended June 30, 2025, a decrease of 3.8% as compared to 78.8% for the three months ended June 30, 2024.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $3.7 million or 12.7% to $32.8 million for the three months ended June 30, 2025 as compared to $29.1 million for the three months ended June 30, 2024. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the three months ended June 30, 2025 and 2024, direct labor costs represented 26.9% and 27.8% of gross contract revenue, respectively, and represented 30.4% and 31.0% of the revenue attributable to our workforce, respectively.

Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) decreased by ($0.5) million or (5.0)% to $9.5 million as compared to $10.0 million.
Sub-consultants and other direct expenses increased $3.6 million or 34.3% to $14.1 million for the three months ended June 30, 2025 as compared to $10.5 million for the three months ended June 30, 2024. For the three months ended June 30, 2025 and 2024, sub-consultant and other direct expenses represented 11.5% and 10.0% of gross contract revenue, respectively.
Operating Expense
Total operating expense increased $0.4 million or 0.7% to $56.5 million for the three months ended June 30, 2025 as compared to $56.1 million for the three months ended June 30, 2024.
Selling, general and administrative expenses increased $0.6 million or 1.2% to $49.8 million for the three months ended June 30, 2025, as compared to $49.2 million for the three months ended June 30, 2024. Indirect labor increased $0.8 million or 3.6% to $22.9 million as compared to $22.1 million due to increase in headcount along with merit increases. General overhead increased $0.9 million or 5.2% to $18.1 million as compared to $17.2 million due to increased costs associated with the overall growth of the Company.
Depreciation and amortization decreased $0.7 million or (9.7)% to $6.5 million for the three months ended June 30, 2025 as compared to $7.2 million for the three months ended June 30, 2024. This decrease is primarily due to a decrease in amortization of intangibles. The net loss (gain) on the sale of certain IT equipment and automobiles increased $0.4 million to $0.2 million of expense for the three months ended June 30, 2025, as compared to ($0.2) million of gain in the three months ended June 30, 2024.
Other (Income) Expense
Other expense decreased by $0.4 million to $1.6 million of expense for the three months ended June 30, 2025 as compared to $2.0 million for the three months ended June 30, 2024. The decrease was primarily driven by $1.1 million in acquisition-related gains, partially offset by a $0.5 million increase in interest expense.
Income Tax Expense (Benefit)
Income tax expense (benefit) for the three months ended June 30, 2025, increased $2.6 million to $1.4 million expense, compared to ($1.2) million benefit for the three months ended June 30, 2024, see Note 2, Income Taxes. Our effective tax rate for the three months ended June 30, 2025, was 18.9% compared to 36.2% for the three months ended June 30, 2024.
Income (Loss) Before Tax and Net Income (Loss)
Income (loss) before tax increased by $10.7 million for the three months ended June 30, 2025, to $7.4 million of income compared to ($3.3) million of loss for the three months ended June 30, 2024. Net income (loss) increased by $8.1 million to $6.0 million of net income for the three months ended June 30, 2025, as compared to ($2.1) million of net loss for the three months ended June 30, 2024.

Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $14.0 million or 14.9% to $108.0 million for the three months ended June 30, 2025, as compared to $94.0 million for the three months ended June 30, 2024. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Three Months Ended June 30,
	2025	2024
Gross contract revenue	$122,090	$104,501
Less: sub-consultants and other direct expenses	14,093	10,520
Net service billing	$107,997	$93,981

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
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $6.8 million or 50.6% to $20.2 million for the three months ended June 30, 2025 as compared to $13.4 million for the three months ended June 30, 2024. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
Net Service Billing	$107,997	$93,981	$14,016	14.9%

Net Income (loss)	$6,009	$(2,082)	$8,091	(388.6)%
+ interest expense	2,259	1,775	484	27.3%
+ depreciation & amortization	6,544	7,181	(637)	(8.9)%
+ tax expense (benefit)	1,399	(1,180)	2,579	(218.6)%
EBITDA	$16,211	$5,694	$10,517	184.7%
+ non-cash stock compensation	3,093	6,077	(2,984)	(49.1)%
+ settlements and other non-core expenses	188	414	(226)	(54.6)%
+ acquisition expenses	711	1,227	(516)	(42.1)%
Adjusted EBITDA	$20,203	$13,412	$6,791	50.6%
Adjusted EBITDA margin, net	18.7%	14.3%
For the three months ended June 30, 2025 and 2024, Adjusted EBITDA includes add backs of $3.1 million and $6.1 million, respectively, relating to non-cash stock compensation expenses from restricted stock awards.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the three months ended June 30, 2025 and 2024, Adjusted EBITDA Margin, net was 18.7% and 14.3% respectively.

Six months ended June 30, 2025 as compared to the six months ended June 30, 2024
Gross Contract Revenue
Gross contract revenue for the six months ended June 30, 2025, increased $35.6 million or 17.9% to $235.0 million as compared to $199.4 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, gross contract revenue attributable to work performed by our workforce increased $28.4 million, or 15.8% to $208.1 million or 88.6% of gross contract revenue as compared to $179.7 million or 90.1% for the six months ended June 30, 2024 (see Net service billing – non-GAAP). Of the $35.6 million increase in gross contract revenue during the six months ended June 30, 2025, acquisitions represented $11.5 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic. For each measurement and comparison period, historical balances of acquired and organic revenue bases are adjusted to reflect revenue accordingly.
Changes in gross contract revenue disaggregated between our core end markets were as follows (in thousands other than percentages):

	For the Six Months Ended June 30,
Consolidated Gross Contract Revenue	2025	%GCR	2024	%GCR	Change	% Change
Building Infrastructure[1]	$108,593	46.2%	$101,844	51.1%	$6,749	6.6%
Transportation	48,340	20.6%	37,361	18.7%	10,979	29.4%
Power & Utilities[1]	52,153	22.2%	44,768	22.5%	7,385	16.5%
Natural Resources & Imaging[2]	25,935	11.0%	15,436	7.7%	10,499	68.0%
Total:	$235,021	100.0%	$199,409	100.0%	$35,612	17.9%

Acquired[3]	11,476	4.9%	26,435	13.3%	(14,959)	(56.6)%

1Includes periodic reclassifications of revenue between categories from prior periods for consistency of presentation. For the six months ended June 30, 2024, $6.8 million of data center revenue was reclassified from Building Infrastructure to Power & Utilities.
2Formerly Emerging Markets which represents environmental, mining, water resources, imaging and mapping and other.
3Acquired revenue in prior periods is as previously reported; four quarters post-closing, acquired revenue is reclassified as organic for the purpose of calculating organic growth rates.

For the six months ended June 30, 2025, gross contract revenue from our building infrastructure market increased $6.7 million or 6.6% as compared to the six months ended June 30, 2024. Building infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue is the result of acquisitions. Within the building infrastructure market, 39.6% of gross contract revenue was derived from residential assignments including single family, multi-family and mixed-use housing stock, 42.5% from commercial assignments including retail, hospitality and quick-serve restaurants (QSR), office and industrial, data centers and healthcare, and 17.9% from municipal assignments including, parks and schools. Within residential, 47.9% of gross contract revenue was derived from for-sale homebuilding assignments, 44.6% from residential multi-family and 7.5% from mixed use projects. While the homebuilding market shows signs of rebounding from prior year interest rate impacts, for-sale residential services represented just 8.8% of our total gross contract revenue for the six months ended June 30, 2025. Within commercial, 45.9% of revenue was derived from office and industrial assignments, 49.5% from retail, hospitality, and quick serve restaurants, and 4.6% from healthcare. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market as we continue to experience strength in markets including quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.
For the six months ended June 30, 2025, revenue from transportation increased $11.0 million or 29.4% as compared to the six months ended June 30, 2024. The increase was attributable to new contract awards in transportation from roadways, transits, ports and harbors, program administration and others, along with acquired transportation backlog which we were able to deliver to customers. Within transportation, 61.5% of our gross contract revenue was derived from public sector roadway customers, including state and local departments of transportation ("DOTs") and tollway operators; 27.8% from private sector roadway customers; 2.1% from ports & harbors customers; 2.3% from aviation customers; and 6.3% from bus, rail, and transit customers. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of alternative energy, data centers, and traditional transmission infrastructure, and in light of continued growth we are projecting across these areas, we have consolidated alternative energy and data centers into the power and utilities (sometimes referred to herein as the power, utilities and energy market) of our revenue mix and have adjusted historical balances accordingly. For the six months ended June 30, 2025, revenue from power and utilities increased $7.4 million or 16.5% as compared to the six months ended June 30, 2024. The additional increase in gross contract revenue from the power and utilities market is principally attributable to acquisitions and increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, and to increases derived from gas pipeline and electric transmission projects nationally. Within the power and utilities market, 61.4% of our gross contract revenue was derived from customers operating traditional transmission operations, 22.9% was derived from customers focused on alternative energy operations, with the remaining 15.7% derived from data center customers. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our natural resources and imaging (formerly emerging markets) consist of mining, water resources, imaging and mapping, environmental consulting, and other natural resources services. Adjusted for the change, for the six months ended June 30, 2025, revenue from natural resources and imaging markets increased $10.5 million or 68.0% as compared to the six months ended June 30, 2024. This increase is primarily due to the acquisition of Surdex Corporation; see Note 4 - Acquisitions for additional information. What was previously classified under emerging sectors has now grown to a scale that warrants separate market recognition. As a result, the emerging sector is now being renamed natural resources and imaging. This updated name reflects the evolving composition of the market. Gross contract revenue within our natural resources and imaging was 48.8% from imaging and mapping activities, 17.7% from mining activities where we have specialized in copper mining, 27.5% from water resources activities, and 6.0% from environmental and other natural resources consulting. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in various natural resources and imaging services.
For the six months ended June 30, 2025 and 2024, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 33.8% and 22.3% of our gross contract revenue, respectively. A portion of that increase is due to the reclassification of contracts for the Pike Corporation from the private sector to the public sector. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $14.9 million or 15.4% to $111.4 million for the six months ended June 30, 2025, as compared to $96.5 million for the six months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, total contract costs represented 47.4% and 48.4% of total contract revenue, respectively. For the six months ended June 30, 2025 and 2024 total contract costs represented 53.5% and 53.7% of revenue attributable to our workforce, respectively (see Net Service Billing).
Direct payroll costs increased $7.6 million or 9.9% to $84.4 million for the six months ended June 30, 2025, as compared to $76.8 million for the six months ended June 30, 2024. Direct payroll accounted for 75.8% of total contract costs for the six months ended June 30, 2025, an decrease of 3.8 percentage points as compared to 79.6% for the six months ended June 30, 2024.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $7.3 million or 12.8% to $64.2 million for the six months ended June 30, 2025 as compared to $56.9 million for the six months ended June 30, 2024. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the six months ended June 30, 2025 and 2024, direct labor costs represented 27.3% and 28.5% of gross contract revenue, respectively and represented 30.9% and 31.7% of the revenue attributable to our workforce, respectively.
Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $0.3 million or 1.5% to $20.2 million as compared to $19.9 million.

Sub-consultants and other direct expenses increased $7.3 million or 37.1% to $27.0 million for the six months ended June 30, 2025 as compared to $19.7 million for the six months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, sub-consultant and other direct expenses represented 11.5% and 9.9% of gross contract revenue, respectively.
Operating Expense
Total operating expense increased $6.8 million or 6.4% to $113.5 million for the six months ended June 30, 2025 as compared to $106.7 million for the six months ended June 30, 2024.
Selling, general and administrative expenses increased $6.3 million or 6.7% to $100.2 million for the six months ended June 30, 2025, as compared to $93.9 million for the six months ended June 30, 2024. Indirect labor increased $3.7 million or 8.9% to $45.5 million as compared to $41.8 million primarily due to an increase in staffing to accommodate growth. General overhead increased $3.7 million or 11.6% to $35.6 million as compared to $31.9 million due to increased costs associated with the overall growth of the Company.
Depreciation and amortization decreased $0.1 million or (0.8)% to $13.1 million for the six months ended June 30, 2025 as compared to $13.2 million for the six months ended June 30, 2024. The net loss (gain) on the sale of certain IT equipment and automobiles increased $0.5 million to $0.2 million of expense for the six months ended June 30, 2025, as compared to ($0.3) million of gain for the six months ended June 30, 2024.
Other (Income) Expense
Other expense decreased by $0.7 million to $3.7 million of expense for the six months ended June 30, 2025 as compared to $4.4 million for the six months ended June 30, 2024. The decrease was primarily driven by $1.5 million in acquisition-related gains, partially offset by a $0.5 million increase in interest expense and a $0.3 million decrease in miscellaneous income.
Income Tax Expense (Benefit)
Income tax expense (benefit) for the six months ended June 30, 2025, increased $6.8 million to $2.2 million expense, as compared to ($4.6) million benefit for the six months ended June 30, 2024, see note 2, Income Taxes. Our effective tax rate for the six months ended June 30, 2025, was 33.7% as compared to 56.0% for the six months ended June 30, 2024.

Income (Loss) Before Tax and Net Income (Loss)
Income (loss) before tax increased by $14.7 million for the six months ended June 30, 2025, to $6.4 million of income compared to ($8.3) million of loss for the six months ended June 30, 2024. Net income increased by $7.9 million to $4.3 million of net income for the six months ended June 30, 2025, as compared to ($3.6) million of net loss for the six months ended June 30, 2024.
Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $28.4 million or 15.8% to $208.1 million for the six months ended June 30, 2025, as compared to $179.7 million for the six months ended June 30, 2024. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Gross contract revenue	$235,021	$199,409
Less: sub-consultants and other direct expenses	26,971	19,738
Net service billing	$208,050	$179,671

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
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $9.2 million or 35.9% to $34.7 million for the six months ended June 30, 2025 as compared to $25.5 million for the six months ended June 30, 2024. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Net Service Billing	$208,050	$179,671	$28,379	15.8%

Net Income (loss)	$4,265	$(3,640)	$7,905	(217.2)%
+ interest expense	4,372	3,906	466	11.9%
+ depreciation & amortization	13,065	13,177	(112)	(0.8)%
+ tax expense (benefit)	2,169	(4,633)	6,802	(146.8)%
EBITDA	$23,871	$8,810	$15,061	171.0%
+ non-cash stock compensation	9,734	13,938	(4,204)	(30.2)%
+ settlements and other non-core expenses	331	813	(482)	(59.3)%
+ acquisition expenses	772	1,980	(1,208)	(61.0)%
Adjusted EBITDA	$34,708	$25,541	$9,167	35.9%
Adjusted EBITDA margin, net	16.7%	14.2%
For the six months ended June 30, 2025 and 2024, Adjusted EBITDA includes add backs of $9.7 million and $13.9 million, respectively, relating to non-cash stock compensation expenses from restricted stock awards.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the six months ended June 30, 2025 and 2024, Adjusted EBITDA Margin, net was 16.7% and 14.2% respectively.

Backlog (other key performance metrics)
Our backlog increased $39.2 million or 9.8% to $438.2 million during the six months ended June 30, 2025, as compared to $399.0 million at December 31, 2024. At June 30, 2025 and December 31, 2024 our backlog was comprised as follows:

	June 30, 2025	December 31, 2024
Building Infrastructure	40%	41%
Transportation	31%	35%
Power & Utilities	21%	15%
Natural Resources & Imaging	8%	9%

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our Revolving Credit Facility (as defined below), lease financing, proceeds from stock sales and other structured debt securities. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, acquisitions, and acquisition related payments. On June 30, 2025, we maintained a $140.0 million Revolving Credit Facility with Bank of America, our primary lender. See -"Credit Facilities and Other Financing" below for more information on our Revolving Credit Facility. Under the terms of our Revolving Credit Facility, available cash in our primary operating account sweeps against the outstanding balance every evening. Our cash on hand therefore generally consists of petty cash and other non-operating funds not included in the nightly sweep. Cash on hand includes the cash we keep in short-term investment accounts along with deposits and payments in transit in our operating sweep account. Our cash on hand increased by $8.8 million on June 30, 2025 as compared to December 31, 2024.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flows (amounts in thousands)	2025	2024
Net cash provided by operating activities	$16,293	$5,588
Net cash used in investing activities	(1,837)	(20,582)
Net cash (used in) provided by financing activities	(5,614)	17,450
Change in cash, cash equivalents and restricted cash	8,842	2,456
Cash and cash equivalents, end of period	15,540	23,143
Operating Activities
During the six months ended June 30, 2025, net cash provided by operating activities was $16.3 million, which primarily consisted of $4.3 million net income, adjusted for stock-based compensation expense of $9.7 million and depreciation and amortization expense of $13.1 million, offset by deferred taxes of $12.2 million and a net cash inflow of $0.2 million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $3.2 million decrease in prepaid expenses and other assets, and a $5.6 million increase in accounts payable and accrued expenses, partially offset by a $8.1 million increase in accounts receivable resulting from a combination of acquired accounts receivable from acquisitions and an increased billing to our customers and a $3.2 million increase in contract assets and liabilities.

Investing Activities
Net cash used in investing activities decreased by $18.8 million to $1.8 million for the six months ended June 30, 2025 as compared to $20.6 million for the six months ended June 30, 2024. The decrease in net cash used for investing is primarily attributable to the greater number of acquisitions that occurred in the first quarter of 2024 compared to 2025.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2025 was $5.6 million compared to $17.5 million provided by financing activities during the six months ended June 30, 2024, an increase of $23.1 million. The increase in net cash used in financing is primarily attributable to the net proceeds of $22.5 million from borrowing on the Revolving Credit Facility, offset by $5.6 million from payments on finance leases, $9.5 million for repurchase of common stock, $8.9 million used for repayment of notes and $3.9 million used to purchase treasury shares.
Credit Facilities and Other Financing

As of June 30, 2025, we maintained a $140.0 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a credit agreement with lenders, Bank of America N.A., as Administrative Agent, the Swingline Lender and L/C Issuer, and TD Bank, N.A. as syndication agent (as amended, the “Credit Agreement”). The Revolving Credit Facility has a maturity date of May 2, 2029. Under the terms of the Revolving Credit Facility, available cash in our primary operating account sweeps against the outstanding balance every evening. As of June 30, 2025, the balance on the Revolving Credit Facility was $59.5 million.
The Revolving Credit Facility is secured by all the assets of the Company and the subsidiary guarantors. Under the Revolving Credit Facility, we are required to comply with certain covenants, including covenants on indebtedness, investments, liens and restricted payments, as well as to maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Revolving Credit Facility). At June 30, 2025, we were in compliance with all covenants.
We utilize master lease facilities primarily with Dext Capital (“Dext”) (formerly Honour Capital, LLC) and Enterprise Leasing (“Enterprise”). The Dext lease facility finances our acquisition of IT infrastructure, geospatial and survey equipment, furniture and other long-lived assets. The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. At June 30, 2025, we maintained a fleet of approximately 500 vehicles. All of our leasing facilities allow for both operating and finance leasing. We allocate finance lease payments between amortization and interest. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $1.1 million per month. We utilize a third party valuation specialist to formulate the incremental borrowing rates for the Company, to calculate the present value on new leases.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes issued as partial consideration for acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the New Credit Agreement under which rates are tied to Term SOFR (Secured Overnight Financing Rate), plus an applicable rate which varies between 6.91% and 8.95% based on our ratio of Funded Debt to EBITDA (as each is defined in the New Credit Agreement). As of June 30, 2025, there was $59.5 million outstanding on the Credit Agreement. A one percentage point change in the assumed interest rate of the New Credit Agreement would change our annual interest expense by approximately $0.3 million in 2025.
Our finance lease obligations with Dext (formerly Honour) and Enterprise were an aggregate of $32.8 million as of June 30, 2025. These finance lease obligations bear interest at a fixed rate. Accordingly, there is no exposure to market risk related to these obligations.
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
None.
Issuer Purchase of Equity Securities
The following table summarizes the purchases of our common stock made by us during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/25 - 4/30/25	-	21.62	247,634	2,198,106	(2)
5/1/25 - 5/31/25	53,066	24.86	-	2,198,106	(2)
6/1/25 - 6/30/25	-	-	-	25,000,000	(3)
(1) This column reflects shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2) On August 15, 2024, the board of directors authorized a $25 million share repurchase program under which the Company may repurchase up to $25 million of our common stock. On November 29, 2024, the board of directors authorized an increase to this repurchase authorization from $25 million to $35 million (collectively referred to as the "2024 Repurchase Authorization"). The authorization was scheduled to expire on July 31, 2025, but was terminated on June 6, 2025, upon the approval of the 2025 Repurchase Authorization discussed below. As of June 30, 2025, we repurchased 1,368,576 shares of our common stock under the 2024 Repurchase Authorization.

(3) On June 6, 2025, the board of directors authorized a new share repurchase program under which the Company may repurchase up to $25 million of its common stock ("2025 Repurchase Authorization") over a 12-month period beginning on June 9, 2025. As of June 30, 2025, no repurchases have been made under the 2025 Repurchase Authorization.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None

Item 5. Other Information.
During the quarter ended June 30, 2025, the following directors and officers of the Company each adopted a trading arrangement for the sale of securities of the Company’s common stock (each, a “10b5-1 Plan”) that is intended to satisfy the affirmative defense conditions of the Securities Exchange Rule Act 10b5-1(c):

1.On June 6, 2025, Gary Bowman, the Company’s Chief Executive Officer and Chair, adopted a 10b5-1 Plan that provides for (i) with respect to Mr. Bowman, the sale of up to 112,500 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from September 2025 through September 2026, and (ii) with respect to Bowman Family Asset Management LLC (“BFAM”), an estate planning vehicle established to manage the investments of Mr. Bowman and his family and of which Mr. Bowman is the manager, the sale of up to 67,500 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from September 2025 through September 2026. Mr. Bowman’s prior 10b5-1 Plan on behalf of himself and BFAM was terminated on June 5, 2025.
2.On June 9, 2025, Stephen Riddick, a Director of the Company, adopted a 10b5-1 Plan that provides for the sale of up to 3,000 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from September 2025 through August 2026. Mr. Riddick’s prior 10b5-1 Plan expired in accordance with its terms in August 2025.
3.On June 10, 2025, Bruce Labovitz, the Company’s Chief Financial Officer, adopted a 10b5-1 Plan that provides for the sale of up to 20,000 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from September 2025 through October 2025. Mr. Labovitz prior 10b5-1 Plan expired in accordance with its terms in May 2025.
4.On June 10, 2025, Daniel Swayze, the Company’s Chief Operations Officer, adopted a 10b5-1 Plan that provides for the sale of up to 1,350 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan in September 2025.

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

BOWMAN CONSULTING GROUP LTD.

Date: August 7, 2025	By:	/s/ Gary Bowman
Gary Bowman
CEO and Chairman (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Bruce Labovitz
Bruce Labovitz
Chief Financial Officer (Principal Financial Officer)