Form 10-Q
period 2025-09-30
Bowman Consulting Group Ltd.
filed 2025-11-06
CIK 1847590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2025, the registrant had 17,373,129 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,221	$6,698
Accounts receivable, net	123,469	105,105
Contract assets	56,652	43,369
Notes receivable, current portion	903	–
Notes receivable - officers, employees, affiliates, current portion	19	1,889
Prepaid and other current assets	19,592	19,560
Total current assets	216,856	176,621
Non-Current Assets
Property and equipment, net	46,181	42,011
Operating lease, right-of-use assets	43,468	42,085
Goodwill	137,350	134,653
Notes receivable, less current portion	–	903
Notes receivable - officers, employees, affiliates, less current portion	1,108	638
Other intangible assets, net	60,670	65,409
Deferred tax asset, net	3,111	42,040
Other assets	1,432	1,521
Total Assets	$510,176	$505,881
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Revolving credit facility	$57,000	$37,000
Accounts payable and accrued liabilities, current portion	55,972	51,626
Contract liabilities	14,850	7,905
Notes payable, current portion	14,218	17,075
Operating lease obligation, current portion	11,441	10,979
Finance lease obligation, current portion	13,518	10,394
Total current liabilities	166,999	134,979
Non-Current Liabilities
Other non-current obligations	1,636	45,079
Notes payable, less current portion	15,205	19,992
Operating lease obligation, less current portion	38,614	37,058
Finance lease obligation, less current portion	21,222	17,940
Pension and post-retirement obligation, less current portion	4,695	4,718
Total liabilities	$248,371	$259,766
Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024.	$–	$–
Common stock, $0.01 par value; 30,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 21,832,454 shares issued and 17,354,202 outstanding, and 21,281,247 shares issued and 17,382,138 outstanding as of September 30, 2025 and December 31, 2024, respectively	218	213
Additional paid-in-capital	347,649	329,073
Accumulated other comprehensive income	1,049	1,146
Treasury stock, at cost; 4,478,252 and 3,899,109 shares, respectively	(74,608)	(60,901)
Stock subscription notes receivable	–	(30)
Accumulated deficit	(12,503)	(23,386)
Total shareholders' equity	$261,805	$246,115
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$510,176	$505,881
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Gross Contract Revenue	$126,033	$113,932	$361,054	$313,341
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	45,163	41,713	129,548	118,471
Sub-consultants and expenses	13,946	12,569	40,917	32,308
Total contract costs	59,109	54,282	170,465	150,779
Operating Expenses:
Selling, general and administrative	55,174	51,903	155,418	145,795
Depreciation and amortization	6,887	7,395	19,952	20,572
Gain on sale of assets, net	(429)	(81)	(253)	(393)
Total operating expenses	61,632	59,217	175,117	165,974
Income (loss) from operations	5,292	433	15,472	(3,412)
Other expense	2,018	1,572	5,764	6,000
Income (loss) before tax benefit	3,274	(1,139)	9,708	(9,412)
Income tax benefit	(3,344)	(1,910)	(1,175)	(6,543)
Net income (loss)	$6,618	$771	$10,883	$(2,869)
Earnings allocated to non-vested shares	303	53	$539	$–
Net income (loss) attributable to common shareholders	$6,315	$718	$10,344	$(2,869)
Earnings (loss) per share
Basic	$0.38	$0.04	$0.63	$(0.18)
Diluted	$0.37	$0.04	$0.62	$(0.18)
Weighted average shares outstanding:
Basic	16,471,145	16,537,472	16,387,590	15,559,279
Diluted	16,891,877	16,835,337	16,756,227	15,559,279
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$6,618	$771	$10,883	$(2,869)
Other comprehensive loss
Pension and post-retirement adjustments	(33)	(10)	(97)	(31)
Other comprehensive loss	(33)	(10)	(97)	(31)
Income tax provision related to items of other comprehensive loss	–	–	–	–
Other comprehensive loss, net of tax	(33)	(10)	(97)	(31)
Comprehensive income (loss), net of tax	$6,585	761	$10,786	(2,900)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended September 30, 2025 and 2024
(Amounts in thousands except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2024	20,570,916	$206	$303,453	(2,971,867)	$(38,531)	$569	$(53)	$(30,060)	$235,584
Issuance of new common shares	400,738	4	12,841	–	–	–	–	–	12,845
Purchase of treasury stock	–	–	–	(35,578)	(1,093)	–	–	–	(1,093)
Issuance of new common shares under stock compensation plan	211,528	2	(2)	–	–	–	–	–	–
Cancellation of shares under stock compensation plan	(5,285)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	24,399	–	499	–	–	–	–	–	499
Stock based compensation	–	–	5,793	–	–	–	–	–	5,793
Collection on stock subscription notes receivable	–	–	–	–	–	–	11	–	11
Exercises of conversion feature of convertible note	40,517	–	671	–	–	–	–	–	671
Other comprehensive loss, net of tax	–	–	–	–	–	(10)	–	–	(10)
Repurchase of common stock	–	–	–	(496,628)	(11,865)	–	–	–	(11,865)
Net income	–	–	–	–	–	–	–	771	771
Balance at September 30, 2024	21,242,813	$212	$323,255	(3,504,073)	$(51,489)	$559	$(42)	$(29,289)	$243,206

Balance at June 30, 2025	21,706,804	$217	$341,727	(4,465,824)	$(74,253)	$1,082	$(9)	$(19,121)	$249,643
Purchase of treasury stock	–	–	–	(12,428)	(355)	–	–	–	(355)
Issuance of new common shares under stock compensation plan	43,114	–	–	–	–	–	–	–	–
Cancellation of common shares under stock compensation plan	(1,679)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	12,252	–	432	–	–	–	–	–	432
Stock based compensation	–	–	4,135	–	–	–	–	–	4,135
Collections on stock subscription notes receivable	–	–	–	–	–	–	9	–	9
Exercises of conversion feature of convertible note	71,963	1	1,355	–	–	–	–	–	1,356
Other comprehensive loss, net of tax	–	–	–	–	–	(33)	–	–	(33)
Net income	–	–	–	–	–	–	–	6,618	6,618
Balance at September 30, 2025	21,832,454	$218	$347,649	(4,478,252)	$(74,608)	$1,049	$–	$(12,503)	$261,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2025 and 2024
(Amounts in thousands except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2024	17,694,495	$177	$215,420	(2,600,217)	$(26,410)	$590	$(76)	$(26,420)	$163,281
Issuance of new common shares in common stock offering	1,502,942	15	47,136	–	–	–	–	–	47,151
Issuance of new common shares	1,078,465	11	35,337	–	–	–	–	–	35,348
Purchase of treasury stock	–	–	–	(340,335)	(11,130)	–	–	–	(11,130)
Issuance of new common shares under stock compensation plan	750,587	7	(8)	–	–	–	–	–	(1)
Cancellation of shares under stock compensation plan	(32,491)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	56,745	–	1,431	–	–	–	–	–	1,431
Stock based compensation	–	–	20,573	–	–	–	–	–	20,573
Collection on stock subscription notes receivable	–	–	–	–	–	–	34	–	34
Exercises of conversion feature of convertible note	192,070	2	3,366	–	–	–	–	–	3,368
Other comprehensive loss, net of tax	–	–	–	–	–	(31)	–	–	(31)
Repurchase of common stock	–	–	–	(563,521)	(13,949)	–	–	—	(13,949)
Net loss	–	–	–	–	–	–	–	(2,869)	(2,869)
Balance at September 30, 2024	21,242,813	$212	$323,255	(3,504,073)	$(51,489)	$559	$(42)	$(29,289)	$243,206

Balance at January 1, 2025	21,281,247	$213	$329,073	(3,899,109)	$(60,901)	$1,146	$(30)	$(23,386)	$246,115
Issuance of new common shares	48,267	–	1,194	–	–	–	–	–	1,194
Purchase of treasury stock	–	–	–	(168,580)	(4,249)	–	–	–	(4,249)
Issuance of new common shares under stock compensation plan	360,234	3	(3)	–	–	–	–	–	–
Cancellation of common shares under stock compensation plan	(17,509)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	57,245	1	1,343	–	–	–	–	–	1,344
Stock based compensation	–	–	14,254	–	–	–	–	–	14,254
Collections on stock subscription notes receivable	–	–	–	–	–	–	30	–	30
Exercises of conversion feature of convertible note	102,970	1	1,788	–	–	–	–	–	1,789
Other comprehensive loss, net of tax	–	–	–	–	–	(97)	–	–	(97)
Repurchases of common stock	–	–	–	(410,563)	(9,458)	–	–	–	(9,458)
Net income	–	–	–	–	–	–	–	10,883	10,883
Balance at September 30, 2025	21,832,454	$218	$347,649	(4,478,252)	$(74,608)	$1,049	$—	$(12,503)	$261,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$10,883	$(2,869)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization - property, plant and equipment	12,466	9,722
Amortization of intangible assets	7,486	10,850
Gain on sale of assets	(387)	(393)
Credit losses	1,233	1,043
Stock based compensation	14,185	20,272
Deferred taxes	38,929	(18,351)
Accretion of discounts on notes payable	990	486
Other	(35)	–
Changes in operating assets and liabilities, net of acquisition of businesses
Accounts receivable	(18,938)	(10,830)
Contract assets	(12,757)	(5,229)
Prepaid expenses and other assets	1,318	2,909
Accounts payable and accrued expenses	(35,438)	6,438
Contract liabilities	6,536	(1,666)
Net cash provided by operating activities	26,471	12,382
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,176)	(819)
Fixed assets converted to lease financing	–	17
Proceeds from sale of assets and disposal of leases	530	399
Payments received under loans to shareholders	–	61
Proceeds from notes receivable	1,152	–
Acquisitions of businesses, net of cash acquired	(1,961)	(23,327)
Collections under stock subscription notes receivable	28	33
Net cash used in investing activities	(1,427)	(23,636)
Cash Flows from Financing Activities:
Proceeds from common stock offering, net of underwriting discounts and commissions and other offering costs	–	47,151
Borrowings (repayments) under revolving credit facility	20,000	(12,958)
Repayments under fixed line of credit	–	(345)
Proceeds from notes payable	–	6,209
Repayment under notes payable	(12,642)	(10,951)
Proceeds from finance leases	–	4,567
Payments on finance leases	(9,155)	(6,462)
Payment of contingent consideration from acquisitions	(1,361)	(1,357)
Payments for purchase of treasury stock	(4,250)	(11,130)
Repurchases of common stock	(9,458)	(13,950)
Proceeds from issuance of common stock	1,345	1,453
Net cash (used in) provided by financing activities	(15,521)	2,227
Net increase (decrease) in cash and cash equivalents	9,523	(9,027)
Cash and cash equivalents, beginning of period	6,698	20,687
Cash and cash equivalents, end of period	$16,221	$11,660
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,219	$5,073
Cash paid for income taxes	$1,179	7,792
Non-cash investing and financing activities:
Property and equipment acquired under finance lease	$(15,625)	$(9,558)
Note payable converted to common shares	$(1,790)	$(3,368)
Issuance of notes payable for acquisitions	$(4,121)	$(15,291)
Issuance of contingent considerations	$–	$(1,722)
Settlement of contingent consideration	$3,004	$1,202
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

Deferred offering costs consist primarily of accounting, legal and other fees associated with the common stock offering, and were netted against the proceeds. No deferred offering costs were capitalized in the condensed consolidated balance sheet as of December 31, 2024.
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
Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for expected credit losses. As of September 30, 2025 and December 31, 2024, the balance in the allowance for expected credit losses was $3.5 million and $2.9 million, respectively. No single customer accounted for more than 10% of the Company's outstanding receivables as of either date.
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

The Company can, at times, be subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the nine months ended September 30, 2025, or for the year ended December 31, 2024. The Company’s customers are located throughout the United States across diverse market sectors. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.
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
As of September 30, 2025 and December 31, 2024:
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
The following is a summary of change in contingent consideration:

(in thousands)	For the Nine Months Ended September 30, 2025	For the Year Ended December 31, 2024
Balance at beginning of period	$6,652	$10,567
Fair value of contingent consideration issuances	–	2,030
Change in fair value of contingent consideration	(769)	(1,559)
Settlement of contingent consideration	(4,356)	(4,386)
Balance at end of period	$1,527	$6,652
The change in fair value consideration is included in Other Expense in the Condensed Consolidated Income Statement.
Income Taxes
The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events recognized in the condensed consolidated financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when the differences settle or become realized. Valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable or recoverable in the future. As of September 30, 2025, no valuation allowances are required, and all deferred tax assets are realizable.

The Company assesses uncertain tax positions to determine whether income tax positions will more likely than not be sustained upon examination by the Internal Revenue Service or other taxing authorities. If the Company cannot reach a more-likely-than-not determination, no benefit is recorded. If the Company determines that the tax position is more likely than not to be sustained, the Company records the largest amount of benefit that is more likely than not to be realized when the tax position is settled. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Beginning January 1, 2022, the Tax Cuts and Jobs Act (TCJA) of 2017 eliminated the option to deduct research and development expenditures in the current year and required taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code Section 174 (Section 174). The capitalized expenses were to be amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S. The OBBBA contains a broad range of tax reform provisions affecting businesses including the allowance of immediate expensing of qualifying research and development expenses. As a result, the Company has adopted full expensing for domestic research and experimental expenses incurred in 2025. Further, the Company changed its method of accounting during the quarter ended September 30, 2025, to treat research and development expenses for tax years ended December 31, 2022, 2023, and 2024, as specified research or experimental (SRE) expenses under Section 174. Accordingly, the Company decreased the uncertain tax positions and established a deferred tax liability related to capitalized and amortizable research and development (R&D) costs for tax years 2022, 2023, and 2024 of $52 million.

The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company’s effective tax rate for the nine months ended September 30, 2025 and September 30, 2024 was (12.1)% and 69.5%, respectively. The change in the Company’s effective tax rate is predominantly due to certain non-recurring discrete items in addition to changes in the estimated annual effective tax rate, as discussed below.

The most prominent factors impacting the estimated annual effective tax rate computation include a decrease in the projected limitation on deductible executive compensation for 2025, a decrease in projected R&D credits generated for

2025, and an increase in forecasted pre-tax book income for 2025 compared to a pre-tax loss for 2024. Additionally, the Company recognized a net discrete benefit of $2.3 million for the nine months ended September 30, 2025, compared to a net discrete benefit of $7.0 million for the nine months ended September 30, 2024. The decrease in net discrete benefit is predominantly the result of lower windfall tax benefits for restricted stock awards and decrease in penalties and interest recorded for uncertain tax positions for the nine months ended September 30, 2025 compared to nine months ended September 30, 2024. The windfall tax benefit for restricted stock awards is $0.5 million for the nine months ended September 30, 2025 compared to $4.4 million for the nine months ended September 30, 2024. Net reversal of penalties and interest on uncertain tax positions is $2.0 million for the nine months ended September 30, 2025, compared to $2.6 million for the nine months ended September 30, 2024. These factors as a function of pre-tax book income of $9.7 million for the nine months ended September 30, 2025, compared to pre-tax book loss of $9.4 million for the nine months ended September 30, 2024 decreased the rate by 23.8% for the nine months ended September 30, 2025, and increased the rate by 74.4% for the nine months ended September 30, 2024.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Accounting for and Disclosure of Software Costs. The ASU eliminates the project-stage model, introduces a “probable-to-complete” capitalization threshold, and requires property, plant, and equipment-style disclosures for capitalized software. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.
The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company’s Condensed Consolidated Financial Statements.
3. Earnings (Loss) Per Share and Certain Related Information
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three and nine months ended

September 30, 2025 and 2024. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings (loss) of the Company. The dilutive effect of options is reflected in diluted earnings (loss) per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee Stock Purchase Plan is reflected in diluted earnings (loss) per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The dilutive effect of convertible debt is reflected in diluted earnings (loss) per share by application of the if-converted method. The Company uses the two-class method to determine earnings (loss) per share.
For calculating basic earnings per share, for the three and nine months ended September 30, 2025, the weighted average number of shares outstanding exclude 791,334 and 854,134 non-vested restricted shares and 0 and 154 unexercised substantive options. For the three and nine months ended September 30, 2025, the computation of diluted earnings per share did not include the effect of non-vested restricted shares or substantive options, as their effect was antidilutive.
For calculating basic earnings (loss) per share, for the three and nine months ended September 30, 2024, the weighted average number of shares outstanding exclude 1,225,485 and 1,329,013 non-vested restricted shares and 2,291 and 3,561 unexercised substantive options. For the three months ended September 30, 2024, the computation of diluted earnings per share did not include the effect of non-vested restricted shares or substantive options, as their effect was antidilutive. For the nine months ended September 30, 2024, the computation of diluted loss per share did not include the effect of all potential dilutive common stock equivalents, as their impact would have been antidilutive due to the net loss for the period.
The following table represents a reconciliation of the net income (loss) and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income (loss)	$6,618	$771	$10,883	$(2,869)
Earnings allocated to non-vested shares	303	53	539	–
Total	$6,315	$718	$10,344	$(2,869)
Denominator
Weighted average common shares outstanding	16,471,145	16,537,472	16,387,590	15,559,279
Effect of dilutive nominal options	–	–	–	–
Effect of dilutive contingently earned shares	420,732	297,865	368,637	–
Dilutive average shares outstanding	16,891,877	16,835,337	16,756,227	15,559,279
Basic earnings (loss) per share	$0.38	$0.04	$0.63	$(0.18)
Dilutive earnings (loss) per share	$0.37	$0.04	$0.62	$(0.18)

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
Under the 2024 Repurchase Authorization, the Company repurchased 1,368,576 shares of common stock at an average price of $23.97 per share. As of September 30, 2025, no repurchases have been made under the 2025 Repurchase Authorization, and the full $25 million remains available.
4. Acquisitions
Business Combinations
2025 Acquisitions
During the nine months ended September 30, 2025, the Company completed three acquisitions in diverse geographic regions and service lines. The Company paid total consideration of $6.6 million, which was comprised of cash, promissory note, convertible note and assumed liabilities. No cash was acquired with these acquisitions. The promissory notes have a 5.00% interest rate, with equal quarterly payments beginning in May 2025 and ending in July 2028. One of the purchase agreements includes a contingent consideration provision that affords the seller the opportunity to earn up to $2.8 million in additional consideration payable in the form of cash, a promissory note and a convertible note, based on the achievement of certain financial performance thresholds.
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

The condensed consolidated financial statements of the Company include the results of operations since the date Surdex was acquired. The following table presents the results of operations of Surdex since the date of acquisition for the three and nine months ended September 30, 2025 (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2025
Gross Contract Revenue[1]	$7,581	$21,388
Pre-tax Net Income[2]	$(1,057)	$(1,869)

1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.

2 Pre-tax Net Income excludes corporate overhead allocation.
The following table presents the unaudited pro forma condensed consolidated results of operations for the three and nine months ended September 30, 2025 and 2024, assuming that the Surdex acquisition, discussed above, occurred on January 1, 2024. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Gross Contract Revenue[3]	$126,033	$113,932	$361,054	$319,358
Pre-tax Net Income (Loss)	$3,025	$(1,143)	$8,977	$(11,212)

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

Other 2024 Acquisitions
During the year ended December 31, 2024, the Company completed seven additional acquisitions in diverse geographic regions and service lines. The Company paid total consideration of $36.2 million through combinations of cash, promissory notes, shares of common stock and assumed liabilities. No cash was acquired with these acquisitions. Shares of common stock issued in connection with the acquisitions are subject to a six-month lock-up. Promissory notes bear a simple interest rate ranging from 5.00% to 6.75% and are payable in quarterly payments of principal and interest beginning May 2024 and ending in November 2028. For tax purposes, depending on the transaction, the acquisitions were treated either as an asset acquisition, in which case the assets have been stepped up and recorded at their respective fair values, or a tax-free merger, in which case the assets have been recorded at their respective carrying values. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. For asset acquisitions, all the goodwill recognized is expected to be deductible for tax purposes. For three of the acquisitions, the purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration in the form of the Company's common stock, cash and non-negotiable promissory notes, based on certain financial performance thresholds. The final settlement amount will depend on ongoing operations of the acquired company. The payout amounts range between $0 and $1.0 million and for the nine months ended September 30,

2025, the Company paid $1.4 million in cash as settlement of contingent consideration. See Note 2 Fair Value Measurements for additional information regarding the fair value of contingent consideration.
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

For the nine months ended September 30, 2025, the Company recorded measurement period adjustments of $0.1 million decrease to accounts receivable, net, and $0.1 million decrease in other non-current obligations. If the change in provisional amounts had been recorded at the acquisition date, it would not have resulted in a change in operating income in the prior periods.
The condensed consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisitions (excluding Surdex). The following table presents the results of operations of the other companies acquired during 2024 (excluding Surdex) from their respective dates of acquisition for the three and nine months ended September 30, 2025 (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2025
Gross Contract Revenue[1]	$12,065	$32,110
Pre-tax Net Income[2]	$3,230	$8,587
1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.
2Pre-tax Net Income excludes corporate overhead allocation.

The following table presents the unaudited pro forma condensed consolidated results of operations for the three and nine months ended September 30, 2025 and 2024, assuming that the companies acquired in 2024 (excluding Surdex), discussed above, occurred on January 1, 2024. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Gross Contract Revenue[3]	$126,033	$119,801	$363,500	$335,415
Pre-tax Net Income (Loss)	$3,784	$(727)	$11,031	$(9,157)

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
In connection with all of the 2024 acquisitions, the Company recognized $0.1 million and $0.3 million of acquisition related expenses within Other Income and Expenses in the condensed consolidated statement of income for each of the three and nine months ended September 30, 2025, respectively, including legal fees, consulting fees, and other miscellaneous expenses associated with acquisitions.
The following table summarizes the purchase price allocation at fair value for identifiable intangible assets acquired in 2025 and 2024 (in thousands):

	2025	Weighted-Average Life	2024	Weighted-Average Life
Customer relationships	$2,068	1.39	$20,540	12.51
Contract rights	679	0.84	5,790	1.42
Favorable leaseholds	-	n/a	101	5.50
Total	$2,747		$26,431

5. Disaggregation of Revenue and Contract Balances
The Company disaggregates revenues by contract type, see Revenue Recognition in Note 2 for further details. For the three and nine months ended September 30, 2025, the Company derived 91.1% and 91.2% of its revenue from contracts classified as lump sum, and 8.9% and 8.8% of its revenue from time and material contracts, respectively. For the three and nine months ended September 30, 2024, the Company derived 91.4% and 90.4% of its revenue from contracts classified as lump sum, and 8.6% and 9.6% of its revenue from time and material contracts, respectively.
The Company had approximately $334.0 million in remaining performance obligations as of September 30, 2025 of which it expects to recognize approximately 89.1% within the next twelve months and the remaining 10.9% in the next twelve to twenty-four months.
Disaggregated revenues by contract type were as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
Fixed fee	$114,775	91.1%	$104,091	91.4%	$329,217	91.2%	$283,174	90.4%
Time-and-materials	11,258	8.9%	9,841	8.6%	31,837	8.8%	30,167	9.6%
Gross contract revenue	$126,033	100.0%	$113,932	100.0%	$361,054	100.0%	$313,341	100.0%

The Company recognized $0.3 million and $4.5 million of revenue for the three and nine months ended September 30, 2025, respectively, which was included in the contract liabilities balance as of December 31, 2024, and $0.3 million and $3.4 million of revenue for the three and nine months ended September 30, 2024, respectively, which were included in the contract liabilities balance as of December 31, 2023.
6. Contracts in Progress
The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Costs incurred on uncompleted contracts	$459,979	$388,531
Estimated contract earnings in excess of costs incurred	707,931	600,147
Estimated contract earnings to date	1,167,910	988,678
Less: billed to date	(1,126,108)	(953,214)
Net contract assets	$41,802	$35,464
7. Notes Receivable
The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The following is a summary of these notes receivable (in thousands):

	September 30, 2025	December 31, 2024
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 0.0% - 5.5%. The notes receivable mature through January 2027.	$1,127	$2,527
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2025.[1]	903	903
Total:	2,030	3,430
Less: current portion
Officers, employees and affiliates	(19)	(1,889)
Unrelated third party	(903)	–
Non-current portion	$1,108	$1,541
1Note issued prior to the Company's initial public offering.
Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. No interest was accrued on the notes receivable for the nine months ended September 30, 2025.

8. Property and Equipment, Net
Property and equipment for fixed assets are as follows (in thousands):

	September 30, 2025	December 31, 2024
Computer equipment	$2,982	$2,867
Survey equipment	5,939	5,944
Vehicles	2,479	2,425
Furniture and fixtures	2,746	2,581
Leasehold improvements	9,619	9,469
Software	414	396
Camera equipment	947	891
Aircraft	8,345	7,829
Aircraft engine & GPS	1,535	1,517
Fixed assets pending lease financing [1]	712	715
Total:	35,718	34,634
Less: accumulated depreciation	(21,254)	(18,604)
Property and equipment, net of finance leased assets	$14,464	$16,030
1Assets acquired which will be re-financed under the Company's finance lease facilities
Depreciation expense for fixed assets for the three and nine months ended September 30, 2025 was $0.9 million and $2.7 million, respectively. Depreciation expense for fixed assets for the three and nine months ended September 30, 2024 was $1.0 million and $2.7 million, respectively.
Property and equipment for finance leased assets are as follows (in thousands):

	September 30, 2025	December 31, 2024
Equipment	$44,559	$33,654
Vehicles	13,982	10,287
Total:	58,542	43,941
Less: accumulated amortization on leased assets	(26,824)	(17,960)
Finance leased assets, net	$31,718	$25,981
Amortization expense for finance leased assets for the three and nine months ended September 30, 2025 was $3.7 million and $9.8 million, respectively. Amortization expense for finance leased assets for the three and nine months ended September 30, 2024 was $2.7 million and $7.0 million, respectively.

9. Goodwill
Changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance as of December 31, 2024	$134,653
2025 Acquisitions - additions	2,718
2024 Acquisitions - adjustments	(21)
Balance as of September 30, 2025	$137,350
There were no impairments of goodwill during the periods presented.
10. Intangible Assets
Total intangible assets consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$66,232	$(15,815)	$50,417	$64,164	$(11,172)	$52,992
Contract rights	20,730	(19,172)	1,558	20,051	(16,393)	3,658
Leasehold	619	(246)	373	619	(182)	437
Domain name	281	–	281	281	–	281
Licensing rights	8,041	–	8,041	8,041	–	8,041
Total	$95,903	$(35,233)	$60,670	$93,156	$(27,747)	$65,409
The following table summarizes the weighted average useful lives (in years) of intangible assets by asset class used for straight-line amortization expense purposes:

	September 30, 2025	December 31, 2024
Customer relationships	11.44	11.35
Contract rights	1.72	1.75
Leasehold	7.48	7.48
Amortization expense for the three and nine months ended September 30, 2025 was $2.4 million and $7.5 million, respectively. Amortization expense for the three and nine months ended September 30, 2024 was $3.7 million and $10.8 million respectively.
Future amortization for the remainder of 2025 and for the succeeding years for intangible assets with definite useful lives is as follows (in thousands):

2025	2,255
2026	7,109
2027	6,239
2028	5,710
2029	5,614
Thereafter	25,421
Total	$52,348
11. Revolving Credit Facility

On March 12, 2025, the Company and certain of its subsidiaries acting as guarantors, entered into a First Amendment to the Credit Agreement (defined below) which increased the maximum principal amount of the Revolving Credit Facility from $100.0 million to $140.0 million. There were no other changes to the terms of the Revolving Credit Facility. The Credit Agreement was further amended on October 30, 2025. See Note 17 "Subsequent Events."
On May 2, 2024, the Company and certain of its subsidiaries as guarantors entered into a new credit agreement (as amended, the “Credit Agreement”) with lenders, Bank of America N.A., as Administrative Agent, the Swingline Lender and L/C Issuer, and TD Bank, N.A. as syndication agent for a new $100 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility replaced the Company’s previous $70 million revolving credit facility, and its non-revolving fixed line of credit ("Fixed Line #2") with Bank of America, N.A. In connection with the Revolving Credit Facility, the Company and certain of its subsidiaries entered into a Security and Pledge Agreement dated May 2, 2024 with Bank of America, N.A., in its capacity as Administrative Agent. Under the Revolving Credit Facility, the Company is required to comply with certain covenants, including covenants on indebtedness, investments, liens and restricted payments, as well as maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Revolving Credit Facility). The Company recorded $0.3 million of deferred financing costs which will be amortized over the term outlined in the Revolving Credit Facility.
On September 30, 2025, the interest rates on the Revolving Credit Facility ranged from 6.50% to 8.45%. All outstanding principal on the Revolving Credit Facility is due on May 2, 2029. As of September 30, 2025 and December 31, 2024, the outstanding balance on the Revolving Credit Facility was $57.0 million and $37.0 million, respectively.
The Company secures its obligations under the Revolving Credit Facility with substantially all assets of the Company. Obligations of the Company to certain other shareholders of the Company are subordinated to the Company’s obligations under the Revolving Credit Facility. The Company must maintain, on a combined basis, certain financial covenants defined in the Revolving Credit Facility. The Company was in compliance with covenants as of September 30, 2025.
Interest expense on the credit facilities totaled $1.0 million and $2.7 million during the three and nine months ended September 30, 2025, respectively. Interest expense on the credit facilities totaled $0.6 million and $2.1 million during the three and nine months ended September 30, 2024, respectively.

12. Notes Payable
Notes payable consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Related parties:
[1]Shareholders and Owners of Acquired Entities - Interest accrues at rates ranging from 3.25% - 11.00% annually. The notes payable mature on various dates through July 2028.	17,682	25,498
Convertible Notes Payable - Interest accrues at rates ranging from 4.75% - 7.00% annually. The convertible notes payable mature on various dates through November 2028.	5,400	5,047
Unrelated third parties:
Note payable for purchase of tangible asset	4,629	5,522
Note payable for purchase of intangible asset	2,075	2,075
Discounts on notes payable issued as consideration in acquisitions:
[1]Shareholders and Owners of acquired entities	(523)	(915)
Other	160	(160)
Total	29,423	37,067
Less: current portion	(14,218)	(17,075)
Non-current portion	$15,205	$19,992
1Includes notes payable to all owners irrespective of current relationship with the Company
Interest expense attributable to the notes payable totaled $0.7 million and $2.2 million for the three and nine months ended September 30, 2025, respectively. Interest expense attributable to the notes payable totaled $0.8 million and $2.2 million for the three and nine months ended September 30, 2024, respectively.
Future principal payments on notes payable for remainder of 2025 and succeeding years are as follows (in thousands):

2025	$5,547
2026	11,745
2027	8,694
2028	3,282
2029	518
Total	$29,786
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
As of September 30, 2025, the holders of the Project Design Consultants, LLC convertible note had converted a total of $3.8 million of principal into 271,014 shares of common stock at $14.00 per share. The remaining balance of the note, consisting of $0.2 million in principal, was settled in cash along with all the accrued interest, resulting in the full repayment of the note with no remaining obligations.
The holders of the H2H Geoscience Engineering, PLLC convertible note had converted a total of $1.2 million of principal into 67,708 shares of common stock at $18.00 per share, resulting in full settlement of the note.
No additional elections or conversions had been made as of September 30, 2025.

The following table summarizes the convertible notes as of September 30, 2025 (in thousands, except conversion price):

Convertible Notes:	Date Issued	Principal Amount	Interest Rate	Conversion Price	Remaining Balance[1]
Project Design Consultants, LLC	07/22	$4,000	4.75%	$14.00	$–
Anchor Consultants, LLC	08/22	$1,100	5.50%	$18.00	$613
H2H Geoscience Engineering, PLLC	12/22	$1,600	7.00%	$18.00	$–
Exeltech Consulting, Inc.	11/24	$2,200	5.00%	$32.32	$1,787
UP Engineering, LLC	02/25	$1,200	5.00%	$32.50	$1,200
e3i Engineers, INC	07/25	$1,800	5.00%	$32.50	$1,800
1Includes discounts, and reflects the net remaining balance on convertible notes.
13. Related Party Transactions

Bowman Lansdowne Development, LLC (“BLD”) is an entity in which Mr. Bowman has an ownership interest. On each of September 30, 2025 and December 31, 2024, the Company’s notes receivable included $0.5 million from BLD, with a maturity date of December 31, 2027. Mr. Bowman has executed a Guaranty of Collection for the amount of the current unpaid principal balance.
Lansdowne Development Group, LLC (“LDG”) is an entity in which BLD has a minority ownership interest. On September 30, 2025 and December 31, 2024, our notes receivable included $0.4 million and $0.4 million, respectively from LDG, with a maturity date of December 31, 2027. Mr. Bowman has executed a Guaranty of Collection for the amount of the current unpaid principal balance.
Bowman Realty Investments 2010, LLC (“BR10”) is an entity in which Mr. Bowman has an ownership interest. On September 30, 2025 and December 31, 2024, the Company’s notes receivable included $0.2 million, from BR10, with a maturity date of January 31, 2027. BR10 executed a Pledge and Assignment Agreement as security for its obligations to the Company.
Alwington Farm Developers, LLC (“AFD”) is an entity in which BR10 has a minority ownership interest. The notes receivable, with a maturity date of February 15, 2026, was paid in full as of September 30, 2025. The balance at December 31, 2024 was $1.2 million.
MREC Shenandoah VA, LLC (“MREC Shenandoah”) is an entity in which Lake Frederick Holdings, LLC (“Lake Frederick Holdings”) owns a 92% interest and Shenandoah Station Partners LLC, an entity owned in part by BLD and in part by Bowman Realty Investments 2013 LLC "Bowman Realty" (BR13), owns an 8% interest. Mr. Bowman owns a 100% interest in, and is the manager of, Lake Frederick Holdings. Mr. Bowman is the sole member of Bowman Realty 2013 (BR13). Since 2020, the Company has provided engineering services to MREC Shenandoah in exchange for cash payments. During the nine months ended September 30, 2025, the Company invoiced $0.2 million, and received payments of $0.1 million. During the nine months ended September 30, 2024, the Company invoiced $0.2 million, and received payments of $0.1 million.
During the nine months ended September 30, 2025 and 2024, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $0.2 million and $48,000, respectively. These entities were billed $0.2 million and $48,000, respectively.
In August 2022, the Company agreed to reimburse Mr. Bowman at a fixed hourly rate for the business use of an aircraft owned by Sunrise Asset Management, a company owned 100% by Mr. Bowman. Costs incurred for aircraft services as of September 30, 2025 and 2024, was $23,000 and $0.3 million, respectively.
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
The following table summarizes the stock issuance activity under the ESPP for the nine months ended September 30, 2025 (in thousands, except share data):

September 30, 2025
Total purchase price paid by employees for shares sold	$1,344

Number of shares sold	57,245
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
For the nine months ended September 30, 2025, no new options were granted and no shares were outstanding.
As of September 30, 2025, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.
Stock Bonus Plan
Effective May 11, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The Plan is administered by the Board through which they can issue restricted stock awards. As of September 30, 2025, 5,752,375 shares of common stock are authorized and reserved for issuance under the Plan. This reserve automatically increases on each January 1, for the duration of the Plan, in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year. The Plan supersedes and replaces any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.
During the nine months ended September 30, 2025, the Board granted 275,053 shares of restricted stock under the Plan. The shares have a vesting period of up to five years during which there are certain restrictions as defined by the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the shares on such date, or if there are no sales on such date, on the next preceding day on which there were sales.
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
During the nine months ended September 30, 2025, no new restricted stock awards were granted under the Stock Bonus Plan.
The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of Shares	Weighted Average Grant Price
Outstanding at January 1, 2025	1,113,153	$24.34
Granted	275,053	24.54
Vested	(585,583)	21.29
Cancelled	(17,509)	25.81
Outstanding at September 30, 2025	785,114	$26.61
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
During the nine months ended September 30, 2025, the compensation committee approved the grants of 116,669 performance-based stock units to certain executive officers of the Company under the Officers LTIP. The performance based restricted stock units are subject to a market condition, with vesting periods ranging from 2.91 years to 4.00 years. The number of units earned is based on total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the components of a custom peer group during the performance period ranging from February 9, 2025 to June 30, 2028. The performance stock units are valued using a Monte Carlo simulation with model inputs of opening average share value, valuation date stock price, expected volatilities, correlation coefficient, risk-free interest rate, and expected dividend yield for the Company and the custom peer group.
The following table summarizes the activity of performance stock units subject to forfeiture:

	Number of Shares	Weighted Average Grant Price
Outstanding at January 1, 2025	669,718	$20.35
Granted	116,669	17.18
Vested	(85,181)	11.76
Cancelled	(101,406)	11.76
Outstanding at September 30, 2025	599,800	$19.73
The Company recognizes forfeitures as they occur.

As of September 30, 2025, the Company had 1,384,914 shares underlying unvested stock awards that vest between October 1, 2025 and December 31, 2028.
The future expense of the unvested awards for the remainder of 2025 and succeeding years is as follows (in thousands):

2025	$4,194
2026	8,633
2027	3,963
2028	1,070
Total	$17,860
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
The following tables present our balance sheet information related to leases:

		As of	As of
(Amounts in thousands)	Balance Sheet Classification	September 30, 2025	December 31, 2024
Assets:
Operating lease assets	Operating lease, right-of-use assets	$43,468	$42,085
Finance lease assets	Property and equipment, net	$31,718	$25,981
Total lease assets		$75,186	$68,066
Liabilities:
Current:
Operating lease liabilities	Operating lease obligation, current portion	$(11,441)	$(10,979)
Finance lease liabilities	Finance lease obligation, current portion	$(13,518)	$(10,394)
Total current lease liabilities		$(24,959)	$(21,373)
Non-current:
Operating lease liabilities	Operating lease obligation, less current portion	$(38,614)	$(37,058)
Finance lease liabilities	Finance lease obligation, less current portion	$(21,222)	$(17,940)
Total non-current lease liabilities		$(59,836)	$(54,998)

The following tables present selected financial information:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease cost
Amortization of right-of-use assets	$3,673	$3,376	$10,791	$9,691
Finance lease cost:
Amortization of right-of-use assets	3,693	2,737	9,818	7,024
Interest on lease liabilities	540	470	1,431	1,245
Sublease income	(34)	(27)	(91)	(80)
Total lease cost	$7,872	$6,557	21,949	17,881

	Nine Months Ended
(Amounts in thousands)	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$10,747	$9,642
Operating cash flows from finance leases	1,431	1,244
Financing cash flows from finance leases	9,155	6,462
Right-of-use assets obtained in exchange for new operating leases	10,144	7,870
Right-of-use assets obtained in exchange for new finance leases	15,660	14,159

	As of	As of
	September 30, 2025	December 31, 2024
Weighted average remaining lease term (in years):
Operating leases	4.56	4.71
Finance leases	2.64	2.48
Weighted average discount rates:
Operating leases	6.8%	6.7%
Finance leases	6.6%	6.7%
Future minimum commitments under leases for the remainder of 2025 and succeeding years are as follows (in thousands):

(Amounts in thousands)
	Operating Lease	Finance Lease
2025	$3,678	$3,847
2026	14,099	12,007
2027	12,413	7,791
2028	11,246	5,069
2029	8,427	1,883
Thereafter	8,601	9
Total lease payments	$58,464	$30,606
Less: Amounts representing interest	$(8,417)	$(3,511)
Total lease liabilities	$50,047	$27,095
The above table is exclusive of $0.1 million sub-lease income associated with the $50.1 million total liability of operating leases as presented on the condensed consolidated balance sheet.
The above table is exclusive of the $7.6 million purchase price associated with the $34.7 million total liability of finance leases as presented on the condensed consolidated balance sheet.
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
The following tables provides the operating financial results of the Company for the three and nine months ended September 30, 2025 and 2024:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross contract revenue	$126,033	$113,932	$361,054	$313,341
Less:
Labor and fringe	71,152	64,263	203,190	181,799
Other segment items[1]	13,947	12,556	40,918	32,293
General & administrative expenses	21,246	19,123	59,423	53,496
Incentives	7,879	10,228	22,176	28,958
Depreciation and amortization	6,887	7,395	19,952	20,572
Interest expense	2,242	1,938	6,614	5,844
Other income, net	(594)	(432)	(927)	(209)
Income tax benefit	(3,344)	(1,910)	(1,175)	(6,543)
Net income (loss)	$6,618	$771	$10,883	$(2,869)
1Other segment items included in net income (loss) consists primarily of sub-consultants and other direct expenses.

17. Subsequent Events
Subsequent to September 30, 2025, the Company completed three acquisitions, and paid total consideration of $7.4 million, subject to adjustments, through a combination of cash, promissory note, shares of common stock, and assumed liabilities. No cash was acquired with these acquisitions. Promissory notes bear a simple interest rate of 5.00% with payments of principal and interest beginning January 2026 and ending in October 2028. The purchase agreement includes a contingent consideration provision that affords the sellers the opportunity to earn up to $1.8 million in additional consideration payable in the form of a promissory note and shares of common stock, based on the achievement of certain financial performance thresholds.
On October 30, 2025, the Company and certain of its subsidiaries acting as guarantors, entered into the Second Amendment to Credit Agreement and Joinder Agreement (the “Second Amendment”). The Second Amendment increases the maximum principal amount of the Revolving Credit Facility from $140.0 million to $210.0 million and expands the banking syndicate. In addition, it amends and restates the covenant in the Credit Agreement which required the Company to add subsidiaries as guarantors by clarifying it application to, and defining, a “Material Subsidiary”, as defined in the Credit Agreement, and it allows the Company, so long as no default exists or would result from, to dissolve or liquidate inactive subsidiaries.

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
Gross contract revenue for the three months ended September 30, 2025 and 2024 was $126.0 million and $113.9 million, respectively, representing year over year growth of 10.6%. Gross contract revenue derived from our workforce represented 89.0% of gross contract revenue for each of the three months ended September 30, 2025 and 2024, respectively (see Net service billing – non-GAAP below). Our net income for the three months ended September 30, 2025 and 2024 was $6.6 million and $0.8 million, respectively. Our Adjusted EBITDA for the three months ended September 30, 2025 and 2024 was $18.3 million on net income of $6.6 million and $17.0 million on net income of $0.8 million, respectively. (see Adjusted EBITDA – non-GAAP below).
Gross contract revenue for the nine months ended September 30, 2025 and 2024 was $361.1 million and $313.3 million, respectively, representing year over year growth of 15.3%. Gross contract revenue derived from our workforce represented 88.6% and 89.7% of gross contract revenue for the nine months ended September 30, 2025 and 2024, respectively (see Net service billing – non-GAAP below). Our net income (loss) for the nine months ended September 30, 2025 and 2024 was $10.9 million and ($2.9) million, respectively. Our Adjusted EBITDA for the nine months ended September 30, 2025 and 2024 was $53.0 million on net income of $10.9 million and $42.5 million on net loss of ($2.9) million, respectively. (see Adjusted EBITDA – non-GAAP below)
Subsequent Events
Subsequent to September 30, 2025, the Company completed three acquisitions, and paid total consideration of $7.4 million, subject to adjustments, through a combination of cash, promissory note, shares of common stock, and assumed liabilities. No cash was acquired with these acquisitions. Promissory notes bear a simple interest rate of 5.00% with payments of principal and interest beginning January 2026 and ending in October 2028. The purchase agreement includes a contingent consideration provision that affords the sellers the opportunity to earn up to $1.8 million in additional consideration payable in the form of a promissory note and shares of common stock, based on the achievement of certain financial performance thresholds.
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
Our assignments that are lump sum in nature represent approximately 58% and 59% of our gross contract revenue for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, assignments that are lump sum in nature represented approximately 61% and 59% of our gross contract revenue, respectively. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that is performed at risk with no documented customer commitment.

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
Income Tax Benefit
Income tax benefit, current and deferred, includes estimated federal, state and local tax benefit associated with our net income, as apportioned to the states in which we operate. Estimates of our tax benefit include both current and deferred tax expense along with all available tax incentives and credits.
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
Results of Operations
Combined results of operations
The following represents our condensed consolidated results of operations for periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Gross contract revenue	$126,033	$113,932	$361,054	$313,341
Contract costs (exclusive of depreciation and amortization)	59,109	54,282	170,465	150,779
Operating expense	61,632	59,217	175,117	165,974
Income (loss) from operations	5,292	433	15,472	(3,412)
Other expense	2,018	1,572	5,764	6,000
Income tax benefit	(3,344)	(1,910)	(1,175)	(6,543)
Net income (loss)	$6,618	$771	$10,883	$(2,869)
Net margin	5.3%	0.7%	3.0%	(0.9)%
Other financial information [1]
Net service billing	$112,087	$101,363	$320,137	$281,033
Adjusted EBITDA	18,288	16,970	52,995	42,511
Adjusted EBITDA margin, net	16.3%	16.7%	16.6%	15.1%

1Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below.
Three months ended September 30, 2025 as compared to the three months ended September 30, 2024
Gross Contract Revenue
Gross contract revenue for the three months ended September 30, 2025, increased $12.1 million or 10.6% to $126.0 million as compared to $113.9 million for the three months ended September 30, 2024. For the three months ended September 30, 2025, gross contract revenue attributable to work performed by our workforce increased $10.7 million, or 10.6% to $112.1 million or 89.0% of gross contract revenue as compared to $101.4 million or 89.0% for the three months ended September 30, 2024 (see Net service billing – non-GAAP). Of the $12.1 million increase in gross contract revenue during the three months ended September 30, 2025, acquisitions represented $4.4 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic. For each measurement and comparison period, historical balances of acquired and organic revenue bases are adjusted to reflect revenue accordingly.
Changes in gross contract revenue disaggregated between our core markets were as follows (in thousands other than percentages):

	For the Three Months Ended September 30,
Consolidated Gross Contract Revenue	2025	%GCR	2024	%GCR	Change	% Change
Building Infrastructure[1]	$56,845	45.1%	$52,555	46.1%	$4,290	8.2%
Transportation	26,262	20.8%	21,851	19.2%	4,411	20.2%
Power & Utilities[1]	27,583	21.9%	23,660	20.8%	3,923	16.6%
Natural Resources & Imaging[2]	15,343	12.2%	15,866	13.9%	(523)	(3.3)%
Total:	$126,033	100.0%	$113,932	100.0%	$12,101	10.6%

Acquired[3]	$4,403	3.5%	$23,332	20.5%	$(18,929)	(81.1)%

1Includes periodic reclassifications of revenue between categories from prior periods for consistency of presentation. For the three months ended September 30, 2024, $3.7 million of data center revenue was reclassified from Building Infrastructure to Power & Utilities.
2Formerly Emerging Markets which represents environmental, mining, water resources, imaging and mapping and other.
3Acquired revenue in prior periods is as previously reported; four quarters post-closing, acquired revenue is reclassified as organic for the purpose of calculating organic growth rates.

For the three months ended September 30, 2025, gross contract revenue from the building infrastructure market increased $4.3 million or 8.2% as compared to the three months ended September 30, 2024. Building Infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue was the result of acquisitions. Within the building infrastructure market, 41.3% of gross contract revenue was derived from residential assignments including single family, multi-family and mixed-use housing stock, 42.6% from commercial assignments including retail, hospitality and quick-serve restaurants (QSR), office and industrial, data centers and healthcare, and 16.1% from municipal assignments, including parks and schools. Within residential, 52.6% of gross contract revenue was derived from for-sale homebuilding assignments, 40.7% from residential multi-family and 6.7% from mixed use projects. While the homebuilding market shows signs of rebounding from prior year interest rate impacts, for-sale residential services represented just 9.8% of our total gross contract revenue for the three months ended September 30, 2025. Within commercial, 45.2% of revenue was derived from office and industrial assignments, 49.4% from retail, hospitality, and quick serve restaurants, and 5.4% from healthcare. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market as we continue to experience strength in markets including quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.
For the three months ended September 30, 2025, revenue from transportation increased $4.4 million or 20.2% as compared to the three months ended September 30, 2024. The increase was attributable to new contract awards in transportation from roadways, transits, ports and harbors, program administration and others, along with acquired transportation backlog which we were able to deliver to customers. Within transportation, 65.4% of our gross contract revenue was derived from public sector roadway customers, including state and local departments of transportation ("DOTs") and tollway operators; 21.0% from private sector roadway customers; 3.8% from ports & harbors customers; 3.2% from aviation customers; and 6.6% from bus, rail, and transit customers. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of alternative energy, data centers, and traditional transmission infrastructure, and in light of continued growth we are projecting across these areas, we have consolidated alternative energy and data centers into the power and utilities (sometimes referred to herein as the power, utilities and energy market) of our revenue mix and have adjusted historical balances accordingly. For the three months ended September 30, 2025, revenue from power and utilities increased $3.9 million or 16.6% as compared to the three months ended September 30, 2024. The additional increase in gross contract revenue from the power and utilities market is principally attributable to acquisitions and increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, along with additional increases derived from gas pipeline and electric transmission projects nationally. Within the power and utilities market, 67.0% of our gross contract revenue was derived from customers operating traditional transmission operations, 17.3% was derived from customers focused on alternative energy operations and 15.7% derived from data center customers. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our natural resources and imaging (formerly emerging markets) consist of mining, water resources, imaging and mapping, environmental consulting, and other natural resources services. For the three months ended September 30, 2025, revenue from natural resources and imaging markets decreased ($0.5) million or (3.3%) as compared to the three months ended September 30, 2024. What had previously been classified under emerging sectors grew to a scale that warranted separate market recognition. Accordingly, the emerging sector was renamed natural resources and imaging. The updated name reflects the evolved composition of this market. Gross contract revenue within our natural resources and imaging was 48.9% from imaging and mapping activities, 12.6% from mining activities where we have specialized in copper mining, 24.0% from water resources activities, and 14.5% from environmental and other natural resources consulting. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in various natural resources and imaging services.
For the three months ended September 30, 2025 and 2024, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 35.6% and 32.3% of our gross contract revenue, respectively. A portion of that increase is due to the reclassification of contracts for the Pike Corporation from the private sector to the public sector. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector customers are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $4.8 million or 8.8% to $59.1 million for the three months ended September 30, 2025, as compared to $54.3 million for the three months ended September 30, 2024. For the three months ended September 30, 2025 and 2024, total contract costs represented 46.9% and 47.7% of total contract revenue, respectively. For the three months ended September 30, 2025 and 2024 total contract costs represented 52.7% and 53.6% of revenue attributable to our workforce, respectively (see Net Service Billing).
Direct payroll costs increased $3.5 million or 8.4% to $45.2 million for the three months ended September 30, 2025, as compared to $41.7 million for the three months ended September 30, 2024. Direct payroll accounted for 76.5% of total contract costs for the three months ended September 30, 2025, a decrease of 0.3% as compared to 76.8% for the three months ended September 30, 2024.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $3.5 million or 11.2% to $34.7 million for the three months ended September 30, 2025 as compared to $31.2 million for the three months ended September 30, 2024. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the three months ended September 30, 2025 and 2024, direct labor costs represented 27.5% and 27.4% of gross contract revenue, respectively, and represented 31.0% and 30.8% of the revenue attributable to our workforce, respectively.
Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) decreased by ($0.1) million or (0.9)% to $10.5 million as compared to $10.6 million.

Sub-consultants and other direct expenses increased $1.3 million or 10.3% to $13.9 million for the three months ended September 30, 2025 as compared to $12.6 million for the three months ended September 30, 2024. For the three months ended September 30, 2025 and 2024, sub-consultant and other direct expenses represented 11.0% and 11.1% of gross contract revenue, respectively.
Operating Expense
Total operating expense increased $2.4 million or 4.1% to $61.6 million for the three months ended September 30, 2025 as compared to $59.2 million for the three months ended September 30, 2024.
Selling, general and administrative expenses increased $3.3 million or 6.4% to $55.2 million for the three months ended September 30, 2025, as compared to $51.9 million for the three months ended September 30, 2024. Indirect labor increased $2.0 million or 8.5% to $25.6 million as compared to $23.6 million due to increase in headcount along with merit increases. General overhead increased $2.1 million or 12.0% to $19.6 million as compared to $17.5 million due to increased costs associated with the overall growth of the Company.
Depreciation and amortization decreased $0.5 million or (6.8)% to $6.9 million for the three months ended September 30, 2025 as compared to $7.4 million for the three months ended September 30, 2024. This decrease is primarily due to a decrease in amortization of intangibles. The net gain on the sale of certain IT equipment and automobiles increased $0.3 million to $0.4 million of gain for the three months ended September 30, 2025, as compared to $0.1 million in the three months ended September 30, 2024.
Other (Income) Expense
Other expense increased by $0.4 million to $2.0 million of expense for the three months ended September 30, 2025 as compared to $1.6 million for the three months ended September 30, 2024.
Income Tax Benefit
Income tax benefit for the three months ended September 30, 2025, increased by $1.4 million to $3.3 million, compared to $1.9 million benefit for the three months ended September 30, 2024, see Note 2, Income Taxes. Our effective tax rate for the three months ended September 30, 2025, was (102.1)% compared to 167.7% for the three months ended September 30, 2024.
Income (Loss) Before Tax and Net Income (Loss)
Income (loss) before tax increased by $4.4 million for the three months ended September 30, 2025, to $3.3 million of income compared to ($1.1) million of loss for the three months ended September 30, 2024. Net income increased by $5.8 million to $6.6 million of net income for the three months ended September 30, 2025, as compared to $0.8 million of net income for the three months ended September 30, 2024.
Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $10.7 million or 10.6% to $112.1 million for the three months ended September 30, 2025, as compared to $101.4 million for the three months ended September 30, 2024. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Three Months Ended September 30,
	2025	2024
Gross contract revenue	$126,033	$113,932
Less: sub-consultants and other direct expenses	13,946	12,569
Net service billing	$112,087	$101,363

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
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $1.3 million or 7.8% to $18.3 million for the three months ended September 30, 2025 as compared to $17.0 million for the three months ended September 30, 2024. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
Net Service Billing	$112,087	$101,363	$10,724	10.6%

Net Income	$6,618	$771	$5,847	758.4%
+ interest expense	2,242	1,938	304	15.7%
+ depreciation & amortization	6,887	7,395	(508)	(6.9)%
+ income tax benefit	(3,344)	(1,910)	(1,434)	75.1%
EBITDA	$12,403	$8,194	$4,209	51.4%
+ non-cash stock compensation	4,508	6,448	(1,940)	(30.1)%
+ settlements and other non-core expenses	1,286	1,954	(668)	(34.2)%
+ acquisition expenses	91	374	(283)	(75.7)%
Adjusted EBITDA	$18,288	$16,970	$1,318	7.8%
Adjusted EBITDA margin, net	16.3%	16.7%
For the three months ended September 30, 2025 and 2024, Adjusted EBITDA includes add backs of $4.5 million and $6.4 million, respectively, relating to non-cash stock compensation expenses from restricted stock awards.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the three months ended September 30, 2025 and 2024, Adjusted EBITDA Margin, net was 16.3% and 16.7% respectively.
Nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024
Gross Contract Revenue
Gross contract revenue for the nine months ended September 30, 2025, increased $47.8 million or 15.3% to $361.1 million as compared to $313.3 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, gross contract revenue attributable to work performed by our workforce increased $39.1 million, or 13.9% to $320.1 million or 88.6% of gross contract revenue as compared to $281.0 million or 89.7% for the nine months ended September 30, 2024 (see Net service billing – non-GAAP). Of the $47.8 million increase in gross contract revenue during the nine months ended September 30, 2025, acquisitions represented $10.1 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic. For each measurement and comparison period, historical balances of acquired and organic revenue bases are adjusted to reflect revenue accordingly.

Changes in gross contract revenue disaggregated between our core end markets were as follows (in thousands other than percentages):

	For the Nine Months Ended September 30,
Consolidated Gross Contract Revenue	2025	%GCR	2024	%GCR	Change	% Change
Building Infrastructure[1]	$165,430	45.8%	$155,245	49.5%	$10,185	6.6%
Transportation	74,611	20.7%	60,145	19.2%	14,466	24.1%
Power & Utilities[1]	79,736	22.1%	66,693	21.3%	13,043	19.6%
Natural Resources & Imaging[2]	41,277	11.4%	31,258	10.0%	10,019	32.1%
Total:	$361,054	100.0%	$313,341	100.0%	$47,713	15.2%

Acquired[3]	10,107	2.8%	49,767	15.9%	(39,660)	(79.7)%

1Includes periodic reclassifications of revenue between categories from prior periods for consistency of presentation. For the nine months ended September 30, 2024, $10.5 million of data center revenue was reclassified from Building Infrastructure to Power & Utilities.
2Formerly Emerging Markets which represents environmental, mining, water resources, imaging and mapping and other.
3Acquired revenue in prior periods is as previously reported; four quarters post-closing, acquired revenue is reclassified as organic for the purpose of calculating organic growth rates.

For the nine months ended September 30, 2025, gross contract revenue from our building infrastructure market increased $10.2 million or 6.6% as compared to the nine months ended September 30, 2024. Building infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue is the result of acquisitions. Within the building infrastructure market, 40.1% of gross contract revenue was derived from residential assignments including single family, multi-family and mixed-use housing stock, 42.6% from commercial assignments including retail, hospitality and quick-serve restaurants (QSR), office and industrial, data centers and healthcare, and 17.3% from municipal assignments including, parks and schools. Within residential, 50.1% of gross contract revenue was derived from for-sale homebuilding assignments, 43.0% from residential multi-family and 6.9% from mixed use projects. While the homebuilding market shows signs of rebounding from prior year interest rate impacts, for-sale residential services represented just 9.2% of our total gross contract revenue for the nine months ended September 30, 2025. Within commercial, 45.2% of revenue was derived from office and industrial assignments, 49.9% from retail, hospitality, and quick serve restaurants, and 4.9% from healthcare. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market as we continue to experience strength in markets including quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.
For the nine months ended September 30, 2025, revenue from transportation increased $14.5 million or 24.1% as compared to the nine months ended September 30, 2024. The increase was attributable to new contract awards in transportation from roadways, transits, ports and harbors, program administration and others, along with acquired transportation backlog which we were able to deliver to customers. Within transportation, 62.9% of our gross contract revenue was derived from public sector roadway customers, including state and local departments of transportation ("DOTs") and tollway operators; 25.4% from private sector roadway customers; 2.7% from ports & harbors customers; 2.6% from aviation customers; and 6.4% from bus, rail, and transit customers. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of alternative energy, data centers, and traditional transmission infrastructure, and in light of continued growth we are projecting across these areas, we have consolidated alternative energy and data centers into the power and utilities (sometimes referred to herein as the power, utilities and energy market) of our revenue mix and have adjusted historical balances accordingly. For the nine months ended September 30, 2025, revenue from power and utilities increased $13.0 million or 19.6% as compared to the nine months ended September 30, 2024. The additional increase in gross contract revenue from the power and utilities market is principally attributable to acquisitions and increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, and to increases derived from gas pipeline and electric transmission projects nationally. Within the power and utilities market, 63.4% of our gross contract revenue was derived from customers operating traditional transmission operations, 20.9% was derived from customers focused on alternative energy operations, with the remaining 15.7% derived from data center customers. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our natural resources and imaging (formerly emerging markets) consist of mining, water resources, imaging and mapping, environmental consulting, and other natural resources services. Adjusted for the change, for the nine months ended September 30, 2025, revenue from natural resources and imaging markets increased $10.0 million or 32.1% as compared to the nine months ended September 30, 2024. This increase is primarily due to the acquisition of Surdex Corporation; see Note 4 - Acquisitions for additional information. What had previously been classified under emerging sectors grew to a scale that warranted separate market recognition. Accordingly, the emerging sector was renamed natural resources and imaging. The updated name reflects the evolved composition of this market. Gross contract revenue within our natural resources and imaging was 48.8% from imaging and mapping activities, 15.8% from mining activities where we have specialized in copper mining, 26.2% from water resources activities, and 9.2% from environmental and other natural resources consulting. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in various natural resources and imaging services.
For the nine months ended September 30, 2025 and 2024, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 34.4% and 26.0% of our gross contract revenue, respectively. A portion of that increase is due to the reclassification of contracts for the Pike Corporation from the private sector to the public sector. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $19.7 million or 13.1% to $170.5 million for the nine months ended September 30, 2025, as compared to $150.8 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, total contract costs represented 47.2% and 48.1% of total contract revenue, respectively. For the nine months ended September 30, 2025 and 2024 total contract costs represented 53.3% and 53.7% of revenue attributable to our workforce, respectively (see Net Service Billing).
Direct payroll costs increased $11.0 million or 9.3% to $129.5 million for the nine months ended September 30, 2025, as compared to $118.5 million for the nine months ended September 30, 2024. Direct payroll accounted for 76.0% of total contract costs for the nine months ended September 30, 2025, an decrease of 2.6 percentage points as compared to 78.6% for the nine months ended September 30, 2024.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $10.8 million or 12.3% to $98.9 million for the nine months ended September 30, 2025 as compared to $88.1 million for the nine months ended September 30, 2024. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the nine months ended September 30, 2025 and 2024, direct labor costs represented 27.4% and 28.1% of gross contract revenue, respectively and represented 30.9% and 31.4% of the revenue attributable to our workforce, respectively.
Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $0.2 million or 0.7% to $30.6 million as compared to $30.4 million.
Sub-consultants and other direct expenses increased $8.6 million or 26.6% to $40.9 million for the nine months ended September 30, 2025 as compared to $32.3 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, sub-consultant and other direct expenses represented 11.3% and 10.3% of gross contract revenue, respectively.
Operating Expense
Total operating expense increased $9.1 million or 5.5% to $175.1 million for the nine months ended September 30, 2025 as compared to $166.0 million for the nine months ended September 30, 2024.
Selling, general and administrative expenses increased $9.6 million or 6.6% to $155.4 million for the nine months ended September 30, 2025, as compared to $145.8 million for the nine months ended September 30, 2024. Indirect labor increased $5.7 million or 8.7% to $71.1 million as compared to $65.4 million primarily due to an increase in staffing to accommodate growth. General overhead increased $5.9 million or 12.0% to $55.2 million as compared to $49.3 million due to increased costs associated with the overall growth of the Company.
Depreciation and amortization decreased $0.6 million or (2.9)% to $20.0 million for the nine months ended September 30, 2025 as compared to $20.6 million for the nine months ended September 30, 2024. The net gain on the sale of certain IT equipment and automobiles decreased ($0.1) million to $0.3 million of gain for the nine months ended September 30, 2025, as compared to $0.4 million of gain for the nine months ended September 30, 2024.
Other (Income) Expense
Other expense decreased by $0.2 million to $5.8 million of expense for the nine months ended September 30, 2025 as compared to $6.0 million for the nine months ended September 30, 2024.
Income Tax Benefit
Income tax benefit for the nine months ended September 30, 2025, decreased by $5.3 million to $1.2 million, compared to $6.5 million benefit for the nine months ended September 30, 2024, see note 2, Income Taxes. Our effective tax rate for the nine months ended September 30, 2025, was (12.1)% as compared to 69.5% for the nine months ended September 30, 2024.

Income (Loss) Before Tax and Net Income (Loss)
Income (loss) before tax increased by $19.1 million for the nine months ended September 30, 2025, to $9.7 million of income compared to ($9.4) million of loss for the nine months ended September 30, 2024. Net income increased by $13.8 million to $10.9 million of net income for the nine months ended September 30, 2025, as compared to ($2.9) million of net loss for the nine months ended September 30, 2024.
Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $39.1 million or 13.9% to $320.1 million for the nine months ended September 30, 2025, as compared to $281.0 million for the nine months ended September 30, 2024. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Gross contract revenue	$361,054	$313,341
Less: sub-consultants and other direct expenses	40,917	32,308
Net service billing	$320,137	$281,033

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

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $10.5 million or 24.7% to $53.0 million for the nine months ended September 30, 2025 as compared to $42.5 million for the nine months ended September 30, 2024. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net Service Billing	$320,137	$281,033	$39,104	13.9%

Net Income (loss)	$10,883	$(2,869)	$13,752	(479.3)%
+ interest expense	6,614	5,844	770	13.2%
+ depreciation & amortization	19,952	20,572	(620)	(3.0)%
+ income tax benefit	(1,175)	(6,543)	5,368	(82.0)%
EBITDA	$36,274	$17,004	$19,270	113.3%
+ non-cash stock compensation	14,242	20,386	(6,144)	(30.1)%
+ settlements and other non-core expenses	1,616	2,767	(1,151)	(41.6)%
+ acquisition expenses	863	2,354	(1,491)	(63.3)%
Adjusted EBITDA	$52,995	$42,511	$10,484	24.7%
Adjusted EBITDA margin, net	16.6%	15.1%
For the nine months ended September 30, 2025 and 2024, Adjusted EBITDA includes add backs of $14.2 million and $20.4 million, respectively, relating to non-cash stock compensation expenses from restricted stock awards.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the nine months ended September 30, 2025 and 2024, Adjusted EBITDA Margin, net was 16.6% and 15.1% respectively.

Backlog (other key performance metrics)
Our backlog increased $48.7 million or 12.2% to $447.7 million during the nine months ended September 30, 2025, as compared to $399.0 million at December 31, 2024. At September 30, 2025 and December 31, 2024 our backlog was comprised as follows:

	September 30, 2025	December 31, 2024
Building Infrastructure	38%	41%
Transportation	30%	35%
Power & Utilities	23%	15%
Natural Resources & Imaging	9%	9%
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our Revolving Credit Facility (as defined below), lease financing, proceeds from stock sales and other structured debt securities. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, acquisitions, and acquisition related payments. On September 30, 2025, we maintained a $140.0 million Revolving Credit Facility with Bank of America, our primary lender. See -"Credit Facilities and Other Financing" below for more information on our Revolving Credit Facility. Under the terms of our Revolving Credit Facility, available cash in our primary operating account sweeps against the outstanding balance every evening. Our cash on hand therefore generally consists of petty cash and other non-operating funds not included in the nightly sweep. Cash on hand includes the cash we keep in short-term investment accounts along with deposits and payments in transit in our operating sweep account. Our cash on hand increased by $9.5 million on September 30, 2025 as compared to December 31, 2024.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flows (amounts in thousands)	2025	2024
Net cash provided by operating activities	$26,471	$12,382
Net cash used in investing activities	(1,427)	(23,636)
Net cash (used in) provided by financing activities	(15,521)	2,227
Change in cash, cash equivalents and restricted cash	9,523	(9,027)
Cash and cash equivalents, end of period	16,221	11,660
Operating Activities
During the nine months ended September 30, 2025, net cash provided by operating activities was $26.5 million, which primarily consisted of $10.9 million net income, adjusted for stock-based compensation expense of $14.2 million, depreciation and amortization expense of $20.0 million, and deferred taxes of $12.2 million, offset by a net cash outflow of $59.3 million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $18.9 million increase in accounts receivable resulting from a combination of acquired accounts receivable from acquisitions and increased billing to our customers, a $6.2 million increase in contract assets and liabilities, and a $35.4 million decrease in accounts payable and accrued expenses, partially offset by a $1.3 million decrease in prepaid expenses and other assets .

Investing Activities
Net cash used in investing activities decreased by $22.2 million to $1.4 million for the nine months ended September 30, 2025 as compared to $23.6 million for the nine months ended September 30, 2024. The decrease in net cash used for investing is primarily attributable to the greater number of acquisitions that occurred in the first quarter of 2024 compared to 2025.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2025 was $15.5 million compared to $2.2 million provided by financing activities during the nine months ended September 30, 2024, an increase of $17.7 million. The increase in net cash used in financing is primarily attributable to the net proceeds of $20.0 million from borrowing on the Revolving Credit Facility, offset by $9.2 million from payments on finance leases, $9.5 million for repurchase of common stock, $12.6 million used for repayment of notes and $4.2 million used to purchase treasury shares.

Credit Facilities and Other Financing

As of September 30, 2025, we maintained a $140.0 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a credit agreement with lenders, Bank of America N.A., as Administrative Agent, the Swingline Lender and L/C Issuer, and TD Bank, N.A. as syndication agent (as amended, the “Credit Agreement”). The Revolving Credit Facility has a maturity date of May 2, 2029. Under the terms of the Revolving Credit Facility, available cash in our primary operating account sweeps against the outstanding balance every evening. As of September 30, 2025, the balance on the Revolving Credit Facility was $57.0 million.
On October 30, 2025, the Company and certain of its subsidiaries acting as guarantors, entered into a Second Amendment to Credit Agreement. The Second Amendment increases the maximum principal amount of the Revolving Credit Facility from $140.0 million to $210.0 million and expands its banking syndicate to include Bank of America, N.A., TD Bank, N.A., and PNC Bank, National Association. In addition, it amends and restates the covenant in the Credit Agreement which required the Company to add subsidiaries as guarantors by clarifying it application to, and defining, a “Material Subsidiary” (as defined in the Credit Agreement” and allows the Company, so long as no default exists or would result from, to dissolve inactive subsidiaries.
The Revolving Credit Facility is secured by all the assets of the Company and the subsidiary guarantors. Under the Revolving Credit Facility, we are required to comply with certain covenants, including covenants on indebtedness, investments, liens and restricted payments, as well as to maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Revolving Credit Facility). At September 30, 2025, we were in compliance with all covenants.
We utilize master lease facilities primarily with Dext Capital (“Dext”) (formerly Honour Capital, LLC) and Enterprise Leasing (“Enterprise”). The Dext lease facility finances our acquisition of IT infrastructure, geospatial and survey equipment, furniture and other long-lived assets. The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. At September 30, 2025, we maintained a fleet of approximately 500 vehicles. All of our leasing facilities allow for both operating and finance leasing. We allocate finance lease payments between amortization and interest. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $1.1 million per month. We utilize a third party valuation specialist to formulate the incremental borrowing rates for the Company, to calculate the present value on new leases.
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
•changes in general domestic and international economic conditions such as inflation rates, interest rates, tax rates, higher labor and healthcare costs, tariffs, trade wars, recessions, shutdown of the federal government, and changing government policies, laws and regulations;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes issued as partial consideration for acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Credit Agreement under which rates are tied to Term SOFR (Secured Overnight Financing Rate), plus an applicable rate which varies between 6.91% and 8.95% based on our ratio of Funded Debt to EBITDA (as each is defined in the Credit Agreement). As of September 30, 2025, there was $57.0 million outstanding on the Credit Agreement. A one percentage point change in the assumed interest rate of the Credit Agreement would change our annual interest expense by approximately $0.3 million in 2025.
Our finance lease obligations with Dext (formerly Honour) and Enterprise were an aggregate of $34.7 million as of September 30, 2025. These finance lease obligations bear interest at a fixed rate. Accordingly, there is no exposure to market risk related to these obligations.
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
None.
Issuer Purchase of Equity Securities
The following table summarizes the purchases of our common stock made by us during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/25 - 7/31/25	12,428	28.63	-	25,000,000	(2)
8/1/25 - 8/31/25	-	-	-	25,000,000	(2)
9/1/25 - 9/30/25	-	-	-	25,000,000	(2)
(1) This column reflects shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2) On June 6, 2025, the board of directors authorized a share repurchase program under which the Company may repurchase up to $25 million of its common stock ("2025 Repurchase Authorization") over a 12-month period beginning on June 9, 2025. As of September 30, 2025, no repurchases have been made under the 2025 Repurchase Authorization.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.
During the quarter ended September 30, 2025, the following director and officers of the Company each adopted a trading arrangement for the sale of securities of the Company’s common stock (each, a “10b5-1 Plan”) that is intended to satisfy the affirmative defense conditions of the Securities Exchange Rule Act 10b5-1(c):
On August 27, 2025, Raymond Vick Jr., a director of the Company, adopted a 10b5-1 Plan that provides for the sale of up to 1,230 shares of common stock pursuant to the terms of the 10b5-1 Plan during May 2026. Mr. Vick’s prior 10b5-1 Plan expired by its terms in May 2024.

On September 11, 2025, Bruce Labovitz, the Company’s Chief Financial Officer, adopted a 10b5-1 Plan that provides for the sale of up to 30,000 shares of common stock pursuant to the terms of the 10b5-1 Plan from January 2026 through April 2026. Mr. Labovitz’s prior 10b5-1 Plan expired by its terms in October 2025.
On September 12, 2025, Robert Hickey, the Company’s Chief Legal Officer, adopted a 10b5-1 Plan that provides for the sale of up to 16,000 shares of common stock pursuant to the terms of the 10b5-1 Plan from December 2025 through June 2026. Mr. Hickey’s prior 10b5-1 Plan expired by its terms in July 2025.
The Company entered into the First Amendment to Amended and Restated Executive Employment Agreement dated September 30, 2025 with Robert Hickey (the “Amendment”) to provide that Mr. Hickey’s term of employment shall automatically renew for successive one year periods beginning December 31, 2024, unless Mr. Hickey or the Company delivers a written notice of nonrenewal to the other party at least fifteen (15) days prior to December 31 of each renewal year, rather than ninety (90) days prior to each renewal year. The Amendment is effective upon approval and ratification by the board of directors prior to November 15, 2025.
Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1
Second Amendment to Credit Agreement and Joinder Agreement, dated as of October 30, 2025, by and among Bowman Consulting Group Ltd., the Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40371), filed with the SEC on November 5, 2025).

10.2+	First Amendment to Amended and Restated Executive Employment Agreement dated as of September 30, 2025 by and between Bowman Consulting Group and Robert Hickey.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101:	XBRL.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________

*Filed herewith.
*+    This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934.
+    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWMAN CONSULTING GROUP LTD.

Date: November 6, 2025	By:	/s/ Gary Bowman
Gary Bowman
CEO and Chairman (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Bruce Labovitz
Bruce Labovitz
Chief Financial Officer (Principal Financial Officer)