Form 10-K
period 2025-12-31
Bowman Consulting Group Ltd.
filed 2026-03-05
CIK 1847590

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock of the registrant (based upon the closing price of the registrant’s common stock at that date as reported by the Nasdaq Global Market), excluding outstanding shares beneficially owned by directors and executive officers, was $408.7 million.
As of February 28, 2026, the registrant had 17,123,509 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2026 definitive Proxy Statement, which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Form 10-K

Auditor Firm Id:	00042	Auditor Name:	Ernst & Young LLP	Auditor Location:	Tysons, VA

Table of Content
i

Table of Content
Cautionary Statement about Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “could” or the negative of such terms or similar expressions. The absence of these words does not mean that a statement is not forward-looking. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, our expectations regarding our acquisitions and the anticipated impact on such acquisitions on our business, our intentions regarding integration of our acquired companies, including timing for such integrations; our intentions regarding our growth strategies and the focus of our acquisitions and resources, including the markets in which we intend to focus our growth initiatives; our expectations regarding sectors, conditions and opportunities for future growth and expansion; our expectations regarding organic growth in sales and strategies to expand our operating margins; our expectations regarding the use of our current liquidity and capital resources for acquisitions; our beliefs regarding our backlog growth as an indicator of our success; our belief regarding the resilience of our business; our belief that our sources of liquidity will be sufficient to fund our projected cash requirements and strategic initiatives for the next year; our beliefs regarding our positioning to make investments in technology tools and processes that enable faster, more efficient production processes;; our expectations regarding the impact of innovation in the engineering services industry, including from the adoption of various technological developments; anticipated benefits from the advancement of artificial intelligence and its potential impact on the industry and our company; our intention to increase the annual net service billing for our acquisitions; and our beliefs regarding our competitive strengths. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K.
These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Important factors that could cause such differences include, but are not limited to:
•our ability to identify and engage a qualified Chief Executive Officer candidate with the necessary skills and experience in a timely manner, and to achieve an orderly transition upon the retirement of Gary Bowman, our Chief Executive Officer;
•our ability to retain the continued service of our other key professionals and to identify, hire, retain and utilize additional qualified personnel;
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
•significant influence by our largest stockholder, Gary Bowman, our Chief Executive Officer, and the existence of certain anti-takeover measures in our governing documents; and
•the factors identified throughout this Annual Report on Form 10-K, including those discussed under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” and in our other filings with the Securities and Exchange Commission (the “SEC”).
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

Table of Content
PART I
Item 1. Business
Bowman is a professional services firm delivering integrated engineering, technical consulting and program management services to customers who own, develop, and maintain the built environment. We provide planning, engineering, program management, commissioning, environmental consulting, geospatial imaging, surveying, land procurement and other infrastructure management services to customers operating in a diverse set of end markets.
Over the approximately 5 years since our IPO, we have experienced a more than four-fold increase in gross contract revenue to $490 million for the year ended December 31, 2025 (we interchangeably refer to gross contract revenue as "revenue"). We have achieved this increase in revenue through both organic growth and acquisitions. In 2025, we ranked 72nd on the ENR Top 500 Design Firms list, up from 144th in 2021, the year of our initial public offering and 78th in 2024. As of December 31, 2025, we have a workforce of over 2,300 employees that provides services for thousands of customer projects both big and small, as well as both short- and long-term. We operate from more than 135 locations throughout the United States and four offices in Mexico. As of December 31, 2025, we have approximately 10,000 active projects in our backlog.
We work as both a prime and sub-consultant for a broad base of public and private sector customers that generally operate in regulated environments. Our public sector assignments originate from customers that are transportation departments, utilities, government agencies (federal, state, and local), military branches, school systems, water authorities and other general public infrastructure operators. Our private sector customers include infrastructure owners and operators from multiple industries such as investor-owned utilities, oil & gas extractors and refiners, pipeline operators, participants in the renewable energy and decarbonization marketplace, data center developers and hyper-scalers, wastewater treatment facilities, developers of residential, commercial and retail real estate, mine operators and others. During each of the years ended December 31, 2025 and 2024, approximately 30% and 27%, respectively of our revenue was derived from public sector customer assignments.
Approximately 73% of our revenue for the year ended December 31, 2025 was derived from repeat customers, which we define as any customer from which revenue was earned in both the full years ended December 31, 2025 and 2024, excluding revenue derived from companies we acquired in 2025. Our customers are international, national, regional, and local in their focus. Our success in customer acquisition and retention is the result of our investment in long-term relationships, our commitment to innovation and advanced production systems, and the delivery of highly creative, technology-enabled and cost-effective solutions.
We are defined by our core values and purpose. Our culture revolves around a top down commitment to customer satisfaction, workforce safety, and the creation of opportunities for aspiring people to thrive and achieve their goals. We remain committed to promoting inclusion, engagement and accountability in our workplace, principles we believe are critical to our long-term success. We continue to focus on the hiring, retention, and advancement of a qualified and representative workforce. We focus on employee engagement efforts in five areas: inspiring connection through culture; prioritizing our commitment to recruit and hire diverse talent; aligning our total rewards prospects with employee priorities; communication and consideration; and continuous emphasis on safety and sustainability initiatives.
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
While we report our results of operations using Generally Accepted Accounting Principles (“GAAP”) including gross contract revenue and net income, we also utilize non-GAAP metrics to manage our business and provide what we believe are meaningful metrics to the investment community. These non-GAAP metrics include Net Service Billing (the amount of gross contract revenue generated by the direct efforts of our workforce – excluding passthroughs), Adjusted EBITDA (our earnings before taxes, interest and depreciation and amortization exclusive of non-cash stock compensation and other non-recurring, non-core, and acquisition specific costs), Backlog (the aggregate amount of undelivered gross contract revenue relating to assignments in place with customers) and Adjusted Earnings Per Share (net income after tax, adjusted for acquisition related expenses, amortization of intangibles, non-cash compensation cost of legacy grants, other non-core expenses and associated tax expenses or benefits).
Competitive Strengths

Table of Content
We are an agile, growth-oriented and innovation-infused engineering, technical consulting and program management services firm committed to providing essential services to a broad base of customers engaged in all aspects of developing, operating and maintaining the built environment. The recurring needs of our customers for technical services to monetize, utilize and sustain their assets make us an integral part of their continuing operations. Our commitment to quality and reliability with respect to designs, plans and customer service enables us to create durable, long-term customer relationships, repeatedly. We believe we have the following competitive strengths:
Full-service platform with comprehensive end-to-end capabilities and national reputation for excellence. Our national presence and broad operational foundation support our growth across geographic regions and service offerings. Our scale has helped to create a national brand within our industry associated with high quality and timely delivery of technical services and our one-stop nature for clients reduces points of contact and exposure to errors and timeline risks. We believe the reputation of our brand allows us to extend existing customer relationships, efficiently attract new customers and maintain a highly credentialed workforce. As of December 31, 2025, we have a professional staff of more than 2,300 employees that operate out of more than 135 connected locations throughout the United States with four labor augmentation operations in Mexico. The strategic locations of our offices support broad recruiting capabilities while the integrated nature of our technology enables efficient lead sharing and cross-utilization of both technical and production resources.
Commitment to technological innovation, investment and leadership. Our industry is adopting and integrating advanced technology solutions and services at a rapid rate. We believe that we are well positioned to make investments in technology tools and processes that enable more efficient production processes through aided design, 3-D modelling, large-scale imaging, data collection and processing, predictive planning, agentic activities and accelerated iteration. We are committed to being an industry leader in the adoption of adaptive technology, geospatial mapping, geographic information systems (GIS), orthoimaging tools and collaboration-enabling deliverables. We endeavor to utilize technology applications and high-resolution capture devices to enhance our delivery timeframes, expand our service offerings, repurpose and monetize our inventory of collected information, improve customer engagement and expand margins. During 2025, we launched an internal innovation incubator we called the Bowman Innovation Growth Fund (BIG Fund) and committed to $25 million of investment toward ideas developed by our workforce. Currently, we do not license our technology, therefore the financial benefits of our investments are embedded in our production process efficiency and customer delivery routines. We do not develop software or produce hardware for resale.
Diversified portfolio across growing end-markets and broad array of engineering services. Our operations intersect with nearly every aspect of the U.S. domestic built environment. We are deliberate in our efforts to balance our sources of revenue and avoid reliance on any one significant customer, service line, geography, or end market concentration. As a result, we believe our business is resilient and less exposed to the impacts of trends, politics and economic cycles. For the year ended December 31, 2025, we did not have any individual customer that represented more than 5% of our gross contract revenue. Our portfolio of services includes planning, engineering, program management, commissioning, environmental consulting, geospatial imaging, surveying, land procurement and other technical consulting. Our customers (i) build and operate systems that collect, produce, manage and distribute vital life-sustaining services such as water, natural gas, electricity, and other critical resources; (ii) manage roads, bridges, ports, marine facilities logistics, and transportation systems used to transport people, goods and services from place to place; (iii) operate mission critical facilities where public and private data is maintained, machine learning occurs, commercial transactions are processed, and communications are enabled; (iv) develop and manage infrastructure supporting places where people live, work, play and learn; (v) develop and advance technologies that provide clean energy, energy transition and decarbonization initiatives; (vi) provide healthcare, emergency response, military readiness and other public safety services every day; and (vii) protect and preserve our natural resources and the environment. Our services are aligned with attractive and growing infrastructure investment imperatives such as repair, replacement and expansion of transportation systems and marine distribution infrastructure, utility pipeline rehabilitation, safety, and extension, electrical transmission, rapid energization and distribution grid capacity increases, data processing and mission critical facilities design and deployment, urban and suburban commercial development, residential housing stock expansion, decarbonization initiatives, outsourced program and project management, and others, which are providing notable organic growth and are expected to continue to be the focus of funding in the coming years.
Consistent delivery of organic growth and margin expansion. We have a history of generating margin expanding long-term organic growth from our operations. Our four-fold increase of revenue over the past approximately five years has been driven by investments in organic and inorganic growth initiatives, including synergy benefits realized over time with businesses we acquire. We have accelerated our efforts to grow organically through technology investments that enhance our capacity and ability to share work across our company, increases in our breadth of services and expansion of our geographic footprint, and an integrated approach to cross-selling, revenue capture and collaborative business

Table of Content
development. For the year ended December 31, 2025, we had an increase in organic gross contract revenue of $54.7 million or 12.8%, compared to the year ended December 31, 2024. We have been able to achieve these growth rates while improving our margin profile over time. Our continued dedication to investment in our existing capabilities, coupled with our strong backlog of approximately $479 million as of December 31, 2025, consistent book-to-bill ratio for net service billing of greater than 1.0 for full years 2025 and 2024, and deep customer relationships give us confidence in our ability to maintain significant organic growth and deliver improved margin profiles for the foreseeable future (we calculate book-to-bill as bookings of new work, net of sub-contractor costs, divided by net service billing during the same period). Our executive leadership and senior managers are personally invested in our success through both cash and equity incentives that are targeted to reward organic growth and profitability resulting in improving cash flow and increasing shareholder value over time. We believe our compensation philosophy, and our public currency and our ownership orientation gives us an advantage in the marketplace and align our leadership interests with those of our stockholders.
Proven track record of successful acquisitions with a demonstrated ability to maximize synergies through integrated systems and operations. During the past approximately five years, we have acquired forty-one different operating companies and three non-operating licensing companies as of December 31, 2025. Through these acquisitions, we have expanded our geographic reach, added service lines, increased our depth of leadership, broadened our end markets, enhanced our portfolio of experience, added technical capabilities, and significantly increased our revenue, profitability and right-to-win. Fundamental to our disciplined and capacity-driven acquisition strategy has been our leadership team’s ability to identify, underwrite, and integrate strategic acquisitions of companies with workforces that align with our culture and are expected to provide synergies for our existing operations. Our wholesale acquisition integration approach facilitates rapid cross-cultivation of experiences, employee collaboration and cross-selling of services. Historically, we have been able to fully consolidate most of an acquired entity’s financial, IT, sales, project management and production operations into ours within one year. Our disciplined acquisition strategy is designed to deliver earnings accretion, geographic and market diversification, operational scale, cross-selling and revenue synergy, technology advancement and talent acquisition.
Growing franchise in high value, secular growth markets. Our growth initiatives are focused on markets that possess strong secular growth characteristics impacted by supply constraints, investment tailwinds, disrepair and attractive economic conditions. We target growth opportunities related to power distribution, energy transition, rapid energization and renewable energy efficiency activities; aging, failing and inadequate infrastructure in need of upgrade and replacement; economic vitality and attractive growth in geographic regions with both a critical mass of population and a growing workforce; and mandates involving regulatory complexity that are supported by stable, long-term public sector funding. Our target market characteristics are fluid, and our adaptability enables us to adjust swiftly to evolving demand dynamics. We continuously evaluate opportunities in different markets and are responsive to evolving macro-economic trends. We believe we are well positioned to benefit from existing U.S. federal government funded programs and incentive structures to the extent these legislative and funding commitments remain intact. Our operations infrastructure is designed to quickly scale our labor resources and optimize cross-utilization to accommodate significant growth without a proportionate need to increase associated overhead expenses. We believe this positions us for responsive expansion, both organically and through acquisition, within and into attractive growth markets as they present themselves while increasing margins through scale over time.
Experienced leadership team, aligned insider ownership, valuable technical workforce, and entrepreneurial culture. Our senior executive team is highly experienced with extensive tenure in their respective areas of responsibility. The team has a proven record of accomplishment with respect to sustained revenue growth, executing and integrating acquisitions, navigating economic cycles, implementing internal controls, and managing regulatory compliance. We have a highly technical workforce, of which approximately 35% hold at least one professional certification from various industry and regulatory bodies. Our dedication to growth of opportunity for our employees has empowered us to attract and retain exceptional talent. We have built an organization uniformly aligned in its mission, values, purpose, and goals. We embody a set of cultural values that promote entrepreneurship, safety, personal growth, and responsible freedom. We remain committed to advancing the range, representation and composition of our workforce.
Industry Overview
Our operations engage with nearly every aspect of the U.S. domestic built environment. Our public sector customers include government agencies (federal, state, and local), military branches, educational institutions, transportation departments, water authorities and other general infrastructure managers. Our private sector customers include owners and operators from multiple industries such as investor-owned utilities, oil & gas extractors and operators, participants in the renewable energy and decarbonization marketplace, data center developers and hyper-scalers, wastewater treatment facilities, developers and owners of residential and commercial real estate, hospitality services and recreational organizations, big-box and convenience retail chains including quick-serve restaurants, mine operators and others.

Table of Content
The demand for engineering services in the United States represents a substantial and growing total addressable market. Forecasts from Mordor Intelligence predict steady growth throughout the remainder of the decade, with market spending projected to rise from approximately $410 billion in 2026 to over $530 billion by 2031, corresponding to an approximately 5.4% compound annual growth rate over this period. Estimates from Grand View Research suggest the U.S. engineering services market could in fact exceed $580 billion by 2030 supported by sustained public infrastructure investment, technological innovation, and cross-sector demand for engineering, design, and technical services.
The total addressable market for infrastructure-related asset, program and project management services in the United States is anchored in the broader domestic infrastructure investment landscape, which, according to Market Data Forecast is projected to expand from approximately $1.50 trillion in 2026 to over $2.25 trillion by 2034, at a mid-single-digit compound annual growth rate. Ongoing federal, state, and local funding programs, particularly for transportation systems, utilities, and public works, are driving sustained demand for professional program management, capital delivery oversight, cost controls, scheduling, compliance, and integrated project delivery services. Projected growth in specialized infrastructure asset management services, estimated by Statifacts to reach more than $23 billion by 2034, further demonstrates the increasing emphasis on asset lifecycle planning and strategic execution that complements engineering engagements.
With over 130,000 firms, a large proportion of whom are small-scale organizations focused on specific local markets or specialized niches, the engineering and infrastructure services industry is extremely fragmented. As with most fragmented industries with participation from predominantly privately held companies, there is an active market for ownership transition and consolidation activity with larger participants actively engaging in growth through acquisition. The technical complexity and financial risks associated with designing a substantial number of infrastructure engineering and design projects effectively discourages the free flow of new entrants, limiting participation to those with requisite financial capabilities and demonstrated capacities across a range of projects. Qualifications, sophisticated technical skills, expertise, financial resources, and operational scale are prerequisites for successful industry participation. Participants aspiring to enter the market must have sufficient skilled human capital to complete complex projects and the financial resources to cover working capital, acquire production equipment, and provide adequate risk management including professional liability, cyber-liability and other insurance requirements. These factors serve as both a barrier to entry and a catalyst for consolidation.
We expect innovation to continue to significantly reshape the engineering services industry over the next five years through the accelerated adoption of digital technologies, advancement of data analytics, improvements to three-dimensional geospatial imaging and the introduction of automation across the project lifecycle. Advancements in artificial intelligence, machine learning, generative design, 3-D building information modeling (BIM), interactive digital twins, and collaborative cloud-based data exchange platforms are anticipated to enhance design accuracy, reduce project timelines, improve cost predictability and extend engagement with customers and their assets. Automation of routine engineering tasks and integration of real-time data from connected infrastructure assets are expected to increase productivity, support more proactive risk management and improve asset optimization. In addition, growing demand for sustainable design, resiliency planning, and decarbonization strategies is likely to drive investment in advanced modeling systems and energy-efficiency optimization solutions and create new opportunities for infrastructure services providers. Technological developments are expected to expand the engagement of engineering, technical consulting services and program management firms with customers, intensify expectations for data-driven design processing, and create opportunities for firms that invest in scalable digital capabilities, AI-enabled routines and specialized technical expertise.
Our Markets
We envision our business as a grid with markets as the vertical columns and services as the horizontal intersects. Customer assignments are grouped and reported externally by vertical, with each assignment utilizing one or more of our services. We advance operating leverage by offering all services across all verticals to all customers. This approach affords us the ability to efficiently manage across our platform with an emphasis on cross-selling and revenue capture.
We have strategically and deliberately diversified the markets that we serve to reduce our dependence on any single market segment and to dampen the effects of business cycles and public policy on our business. The markets we serve typically require participants to engage with several of our services, affording us the opportunity to cross sell, optimize revenue potential, expand engagements, and differentiate ourselves as a single-source supplier. We have a significant presence in each of the following markets we currently serve:

Table of Content
Transportation
We believe the current and future utilization of transportation infrastructure within the domestic and global built environment far exceeds its existing capacity. The aging of the current installed transportation base and increasing loads are forcing public and quasi-public authorities to invest in repairs, increase the capacity of their systems or privatize the operation of their roads, bridges, and tollways. The Federal Highway Administration has estimated that nearly a quarter of the nation’s bridges are deficient and require replacement or rehabilitation. In recent years, the transportation market has experienced broad increases in federal funding from U.S. government and U.S. Department of Transportation infrastructure spending initiatives.
Within our transportation practice we serve customers that include state and local departments of transportation, tollway authorities, transit authorities, and private roadway owners. We believe that economic and population growth will drive demand for spending on expanded roadway capacity. The American Society of Civil Engineers (“ASCE”) estimated spending requirements of over $2.5 trillion over ten years on U.S. surface transportation infrastructure, with human capital constraints continuing to be at an all-time high for owners and operators of transportation assets, providing construction management and design services to departments of transportation and toll authorities has been a proven and dependable source of multi-year and reoccurring revenue.
We service logistics facilities and mass transit systems in our transportation practice. Logistics facilities include ports, harbors and other marine facilities, airports – both big and small, freight railway systems and other shipping infrastructure. Mass transit includes buses, trains, rail, cycling, ADA compliance and other pedestrian-oriented infrastructure. We believe these classifications of infrastructure assets present significant growth prospects for our transportation practice over time.
Power, Utilities & Energy Services
We believe that demand for power, gas, and energization services in the U.S. will continue to grow at an outsized pace. Utilities, policy makers, and local governments agree that the aging electric transmission and distribution grid in the U.S. needs to be substantially upgraded and augmented to withstand the projected demand profile of the future. The Electric Power Research Institute estimated the cost to move the U.S. to a smarter national grid with better protection against major outages to be somewhere between $338 billion and $476 billion. The electrical demand associated with the proliferation of data centers, the internet of things, and artificial intelligence applications is straining the U.S. power grid and creating a sense of urgency around maintenance, speed to energization and stability. Operators of the U.S. power grid have faced unrelenting pressure to increase resiliency and to integrate technologies such as isolated “behind the meter” bridging power, battery storage, solar and electrical vehicles while concurrently upgrading and replacing aging infrastructure. According to Edison Electric Institute, the U.S. power grid will require capital investment of over $1.0 trillion by 2029.
Aging natural gas distribution systems combined with increasing demand for gas-powered on-site power stations is advancing the infusion of returns-driven public and private capital. According to U.S. Energy Information Administration estimates, 43% of utility scale electricity was generated by natural gas. According to the American Gas Association, the Unites States has approximately over 2.8 million miles of natural gas pipelines, including about 2.4 million miles of distribution mains and 400,000 miles of transmission pipelines, delivering natural gas to more than 76 million residential, commercial, and industrial customers nationwide.
Threats from increasingly severe and frequent weather events result in the inability of the U.S. utility infrastructure to provide an adequate and uninterrupted supply of services. Major power outages due to increasingly severe weather events are a growing contributor to the problem which the Department of Energy estimates costs the U.S. economy at least $150 billion per year. Grid resilience and fortification are significant drivers of investment.
Renewable energy encompasses all activities supporting the energy sector’s reduction of fossil-based inputs in energy production in favor of renewable energy sources such as wind and solar, in combination with battery storage. Despite U.S. domestic energy priorities evolving away from non-traditional energy sources, we believe that increasing demand for industrial grade renewable infrastructure evolving as supplemental and/or back-up solutions within existing facilities remains an area of opportunity for the sale of our services.
Examples of our multi-year reoccurring revenue assignments in the utilities space include undergrounding of electric distribution lines, procurement of rights-of-way and easements for utilities, transmission corridor surveying and geomatics, gas distribution system mapping, bridging power design and permitting, and retrofit and design for gas distribution pipeline replacement. Within our power, utility and energy services practice we work for customers that include large electric

Table of Content
transmission systems, gas utilities, data center developers and hyper-scalers, and renewables and decarbonization solutions providers.
Building Infrastructure
Encompassing all the places we live, sleep, work, shop, interact, and play, the building infrastructure market is foundationally aligned with all day-to-day factors that are either influenced by or impact economic activity. Fueled by changing population demographics and evolving work dynamics, the market for design, construction and maintenance of new and renewed building infrastructure presents us with continually expanding opportunities. With respect to land assets, we are agnostic as to the end use of the site we are planning. For residential homebuilders, our business is one of inventory creation, not of land development or construction of structures. Interest rate uncertainty, however, can introduce temporary disruptions into the market for residential, commercial and mixed-use building infrastructure. According to IBISWorld, the land development industry represented a market valued at roughly $14.2 billion in 2024.
Commercial and Retail. Changes in shopping and consumption habits spurred by e-commerce have, in our belief, catalyzed a massive reconfiguration of the commercial and retail physical plant along with the configuration of their surrounding site elements. Operators have been adapting their customer engagement models because of fundamental changes in consumption patterns that resulted from the pandemic experience. We believe savvy and well capitalized developers and brands in this market will continue to demand our services in response to evolving market forces. We serve national retailers, big box retailers, distribution center owners, office building owners and developers, convenience store operators, quick serve restaurant owners and others.
Residential. Demand for affordable household formation continues to increase with home sale prices at all-time highs. Within the residential market there are fundamentally three sub-markets in which our customers participate: 1) for-sale residential housing; 2) multi-family rental housing, and 3) mixed-use and urban cluster developments. Common to each of these sub-markets is the long lead time for the planning, design and approval of land inventory. The process of land inventory creation for residential use involves entitlement, environmental impact analysis, preliminary infrastructure planning and final layout. Each phase in the process involves public scrutiny and input along with regulatory review and approval.
Institutional and Government. As our economy and population grows, the market to construct expand, and modernize government facilities, schools, state-of-the-art educational institutions, military installations, and mission critical defense complexes expands continuously. State and local governments experience increasing demand from their constituents for safe, efficient, and environmentally friendly facilities. Evolving demographics and associated demands for municipal and recreational services are increasing the need for new and updated government infrastructure. We serve institutional, government and quasi-public customers including large universities, state and local school systems, military branches, healthcare systems and others.
Natural Resources

Under our natural resources practice we aggregate several markets related to the management, extraction and imaging of constrained and rare earth resources such as water, minerals and aggregates, protected land, the environment, endangered animal species, agricultural output, and others. We combine those categories with geomatic orthoimaging activities associated with these resources or with infrastructure not represented by any other of our markets.

Water Resources. Water is essential to our lives and our communities, making it critical that we create a sustainable future for our water supply. Balancing the world’s needs for safe, reliable water with protection of this critical natural resource for the future requires a deep understanding of multiple interconnected systems. Our team of water professionals provides water supply distribution and treatment, wastewater collection and treatment, and asset management engineering and consulting services to customers. Rapid urbanization, industrial growth, suburban sprawl, and depleting sources of fresh water are increasing domestic demand for water and wastewater solutions. Expanding regulations governing the treatment, distribution and storage of water resources will intensify demand for adaptive water and wastewater treatment solutions. We assist municipalities, county agencies, public utilities, and private customers in addressing their potable water and wastewater challenges.

Mining, Minerals & Aggregates. Mining facilities require a variety of the general and specialty engineering services we provide. We serve the Southwest U.S. copper mining industry where we have developed specialized capabilities over time. Copper is a critical component for electric generation, computing, high-efficiency motors, electric vehicles, charging stations, solar facilities, battery storage and other renewable energies. According to the International Copper Association, sustainable power generation uses four to five times as much copper as fossil fuel power generation. Copper is crucial for

Table of Content
connecting and advancing development of core technologies. We also serve customers focused on mining of aggregates which are essential to the construction of roads and other transportation related infrastructure. The demand for mined aggregates is strongly correlated to transportation construction. According to the U.S. Geological Survey, 94% of the materials used in the construction of interstate highways are natural aggregates including crushed stone, sand and gravel. We believe our customers are well positioned to benefit from supply constraints facing increasing copper and aggregates demand.

Land Acquisition & Agricultural Engineering. We work with public agencies charged with the management of large-scale public and private land assets and with supporting the US domestic agricultural infrastructure. We provide full-service support for public use land and easement acquisition projects from topographical surveys through transaction administration. Additionally, we have a sophisticated fleet of equipment that generates reoccurring geo-located orthoimagery and iterative digital modelling of the components of the domestic agricultural and industrial infrastructure base.
Growth Strategies
Our four-fold growth of revenue over the past approximately five years is derived from both acquisitive and organic growth, including significant post-integration organic growth in the businesses we have acquired. Two of our bedrock cultural values are growth and entrepreneurial spirit. Our commitment to sustaining our unique culture as we continue to expand has been, and will continue to be, fundamental to maintaining an engaged workforce aligned throughout our organization in the goal of delivering consistent organic growth.
We intend to continue to grow through acquisitions. The current outlook is positive for each of the markets we work in and services we provide, and we intend to invest opportunistically within each of them. To achieve the aggressive growth targets we have established, we plan to focus effort and resources on markets and service line expansion opportunities with the following characteristics:
•High potential for reoccurring revenue and multi-year assignments
•Engagement with power. electrification or other energy imbalance activities
•Aging and failing infrastructure in need of upgrade and replacement
•Transformational investment paradigms such as privatization
•Economic vitality and attractive growth in population and workforce
•Long-term and durable public sector funding
•Prime for technology advancement with respect to delivery of our services
•Complex regulatory environments
These characteristics of market and service line opportunities are fluid, and we may adapt them from time to time to evolving dynamics. We intend to be opportunistic, responsive to evolving macro-economic trends, and deliberate in our evaluation of attractive and synergistic opportunities in other markets when they present themselves.
In addition to market expansion, we intend to grow by investing in and acquiring skillsets, service lines, technology solutions, production tools, and equipment which deepen our market penetration and provide enhanced revenue capture opportunities with our existing customers (also referred to as “wallet share”). Such strategic and synergistic service line extensions include, but are not limited to, program management, energy management and data management and analytics.
We have built a scalable organizational infrastructure that can accommodate operating leverage by generating significant growth without a proportionate increase in overhead expense. We have invested time and resources in developing our accounting and financial systems, integration expertise, management reporting processes, human capital development programs and information technology infrastructure to facilitate scaling growth. As we grow the size and scale of the company, we expect to expand operating margins by leveraging our investments and general overhead structure over a larger revenue pool.
Organic Growth
We engage all our employees in our commitment to internally generated organic growth by encouraging responsible freedom, entrepreneurial spirit, innovative thinking, and collaborative business development through cross-selling and revenue capture. Throughout the organization, our employees, leaders and managers are provided opportunities to be

Table of Content
invested in our success through equity participation and incentives that are targeted to reward organic growth and effective execution. Creative use of growth-connected, performance-rewarding, and retention-oriented equity incentives along with a commitment to maintaining our core culture contribute to the entrepreneurial spirit that we believe drives our organic growth. We support organic growth in the following ways:
•Adding new customers through vigorous business development efforts
•Increasing wallet-share with existing customers through the strengthening of relationships
•Adding new services to expand revenue capture
•Introducing innovation, advanced collection and processing equipment and digital service offerings to extend customer engagement
•Growing our labor capacity and developing our workforce for our leaders' succession paths
We believe that organic growth is foundational to financial stewardship and return on invested capital. We endeavor to improve our cash flow from operations to support internally funded organic growth investments.
Acquisitive Growth
We maintain active engagements with prospective acquisition targets and business brokers. The theme of our acquisition initiatives is adjacency, whereby we identify companies that provide customer, geographic, service line, skillset and culture that are aligned adjacently with our business and our growth objectives. We maintain full-time, in-house acquisitions, diligence, and integrations teams and have developed a robust network of third-party representatives working on our behalf to identify future acquisition targets that meet our strategic goals. We maintain a dynamic pipeline driven by general market awareness of our demand for acquisition, existing relationships we have cultivated, and deliberately directed activity of our representatives. We believe that our proven track record, ownership culture, and unyielding commitment to preserving a uniquely entrepreneurial culture as we grow provides us a competitive edge with acquisition targets as a desirable transaction partner. We generally impose stringent criteria to the evaluation of targets including:
•Advances one or more of our strategic growth objectives
•Provides opportunities for cross-selling
•Embodies a culture that is entrepreneurial and compatible with ours
•Serves a funded infrastructure spending category
•Is accretive to our leadership and executive talent pool
•Creates technology advancement and service delivery improvement opportunities
•Aligns with our capital allocation strategy and risk tolerance profile
While we apply rigorous financial discipline in the execution of our acquisition program, purchase price is not always the primary deal determinant. We evaluate targets holistically, considering all the factors mentioned above.
Geographic Expansion
We intend to continue a program of deliberate and opportunistic geographic expansion. Over the foreseeable future, we plan our geographic footprint to be generally focused on but not limited to North America, concentrating on the United States, with a potential secondary focus on Canada and Mexico. While acquisitions will generally be the source of geographic expansion, we may also establish presence in new areas by opening new offices. To maintain consistency with our acquisition program, we maintain a dynamic list of target metropolitan statistical areas (“MSAs”) that will serve as focus areas for expansion. General criteria for our target expansion MSAs include:
•Location which complements and/or expands customer opportunities
•Established or emerging industrial, commercial and/or residential profile
•Client proximity or other direct revenue capture opportunity
•Availability of high caliber, skilled labor force
We expect our geographic expansion decision making to be fluid, flexible, opportunistic, and loosely bound by the criteria described above.

Table of Content
Description of Services
We provide engineering, technical consulting program management and geospatial services to a broad array of customers who own, construct, and maintain the built environment. Our highly accredited and skilled workforce utilizes an integrated methodology to provide our customers with a consistent and accountable one-stop solution for both simple and highly complex assignments. Our scale, complemented by our breadth and depth of subject matter expertise and a robust suite of service-enabling technology assets, entitles us to secure work by delivering comprehensive and complete lifecycle asset solutions. Our service performance model extends from our geospatial core across our infrastructure engineering and technical consulting services, delivering integrated solutions to customers through proprietary digital delivery systems. A broad overview of our services are listed below.

Infrastructure Engineering & Design
•General Engineering
◦Site & Civil Design & Planning
◦Structural engineering
◦Landscape architecture
◦Mechanical, Electrical and Plumbing
◦Fire prevention engineering
◦Construction management
◦Procurement & oversight
◦Program and asset management
◦Environmental consulting

•Power & Energy Engineering
◦LNG pipeline systems
◦Power generation facility design
◦Utility undergrounding
◦Grid resiliency planning
◦Mission critical planning
◦Data center feasibility and design
◦Bridging power design & procurement
◦Utility scale on-site energization
◦Grid interconnect engineering
◦Transmission corridor design

•Transportation
◦Road, Highway and Bridge design
◦Ports & harbors engineering
◦Asset controls
◦Aviation facility engineering
◦Logistics management
◦Bridge inspections and underwater assessments
◦Easement acquisition
◦ADA compliance and certifications
Geospatial & Geolocation Imaging
•Traditional Survey
◦ALTA boundary surveys
◦Topographic surveys
◦Route surveys
◦Right of way mapping
◦Land title surveys
◦Underground utility location

•Digital Imaging & Geolocation
◦Drone inspection of transmission lines
◦High altitude aerial orthoimaging
◦Laser scanning and LiDAR imaging
◦Reality capture
◦GIS map
◦Digital underwater scanning & survey
◦Marine asset condition assessment
◦Hydrology and geoscience

•Land Services
◦Procurement and right-of-way services
◦Easement identification
and acquisition
◦Transaction administration

Digital Delivery and Advisory Services
•GIS-enabled asset control kits
•AI-enabled feasibility and due diligence studies
•Asset conditions monitoring and controls
•Predictive lifecycle cost analysis
•Rate studies
•Interactive digital twin

We are continually evaluating the breadth and depth of our services to ensure we are aligned with the needs of our customers, the evolving dynamics of our industry and the trends impacting the infrastructure planning landscape.
Acquisitions
Acquisitions are a component of our growth plans. Over the past approximately five years, we have successfully acquired forty-one operating engineering and consulting companies and four non-operating companies from which we strictly acquired certain state-specific licensing rights. We include acqui-hires (the addition of significant workforce from a single source all at one time – often accompanied by a purchase of historical plans and work product) in our accounting for acquisitions when business combination accounting would be appropriate but we consider these combinations to the organic growth.

Table of Content
Our acquisitions activities have added numerous capabilities, services, leadership and customers in addition to expanding our operations geographically throughout the continental United States. Many of the senior leaders in our company today come from companies we acquired both before and after becoming a public company. We are regularly engaged in discussions with acquisition prospects. The discussions range in formality from an initial inquiry to a non-binding letter of intent. Not all prospective acquisitions materialize as completed transactions.
Recent Acquisitions
In 2025, we completed seven acquisitions or acqui-hires, four of which closed after September 30, 2025. None of these recent transactions were individually, or collectively in the aggregate, significant under Rule 3-05 of Regulation S-X. The 2025 acquisitions are summarized below in order of acquisition.
•UP Engineering, LLC (“UP”). On February 14, 2025, we acquired the business and operations of UP Engineering. UP is a San Antonio, Texas based professional services firm specializing in civil engineering and surveying services. UP serves clients throughout Texas with a focus on oil and gas, industrial, commercial and residential projects.
•Birck Engineering, LLC (“Birck”). On April 18, 2025, we hired the leadership and workforce of and purchased intellectual property from Birck Engineering, LLC. Birck is a Littleton, Colorado based professional services firm specializing in civil, structural, MEP and chemical manufacturing.
•E3i Engineers, Inc. (“E3i”). On July 1, 2025, we acquired the business and operations of E3i Engineers, Inc. E3i is a Boston, Massachusetts based professional services firm specializing in the design of data centers, energy infrastructure and emerging technology applications.
•ORCaS, INc (“ORCaS”). On October 2, 2025, we acquired the business and operations of ORCaS, Inc. ORCaS offers proprietary tools that enable the delivery of specialized design automation, location optimization and hydrological studies to its clients, who include data centers and energy developers and operators.
•Sierra Overhead Analytics, Inc. (“SOA”). On October 2, 2025, we acquired the business and operations of Sierra Overhead Analytics, Inc. SOA is an engineering firm providing technology-centric civil design, precision mapping and hydrology services to a wide range of energy and general infrastructure customers.
•Lazen Power Engineering, LLC (“Lazen”). On October 9, 2025, we acquired the business and operations of Lazen, LLC, an Orlando, Florida based power engineering firm specializing in the design and construction oversight of high-voltage transmission line (HVTL) infrastructure.
•RPT Alliance, LLC (“RPT”). On December 5, 2025, we acquired the business and operations of RPT Alliance, LLC. RPT is a Houston, Texas based leading designer of natural gas transmission and power generation infrastructure, including microgrid and bridging power installations for data centers, hyper-scalers and large industrial power consumers and utility operators.
Under the acquisition purchase agreements, we paid a total of approximately $75.4 million for these acquisitions, including 73,567 shares of common stock valued at a total of $3.1 million or an average of $41.81 per share. The remaining consideration was comprised of a combination of cash and seller notes, including notes convertible into shares of common stock at the option of the seller. For full purchase price accounting, see Note 4 Acquisitions in Part IV of this Annual Report on the 10-K, for additional information. Consistent with our acquisition strategy, we generally intend to have fully integrated the operations, systems, and employees of our acquired companies into our organization during a transition and integration period of up to one year, after which we expect to phase out the individual brands.
Key Customers and Projects
We serve a diverse portfolio of public and private customers, who own, construct, and maintain the built environment. Approximately 73% of our customers during the year ended December 31, 2025 were repeat customers, which we define as any customer from which revenue was earned in both the full years ended December 31, 2025 and 2024, excluding revenue derived from companies we acquired in 2025. The breadth of our customer base diversifies risk, with the ten largest customers we served accounting for approximately 13% and 18% of our net service billing during the years ended December 31, 2025 and 2024, respectively. We avoid concentration of exposure with no single customer accounting for more than 5% of our net service billing during either of these periods. We endeavor to focus our business development efforts on increasing the proportion of our revenue generated by larger, long-term projects and multi-year

Table of Content
contracts. We intend to continue expanding long-term relationships and multi-year assignments with both public and private sector customers through organic growth and acquisitions. We maintain a mix of public and private clients. While we pursue government (public) contracts, we do not do so exclusively, and we do not anticipate public sector work becoming a majority of revenue in the foreseeable future. During each of the years ended December 31, 2025 and 2024, approximately 30% and 27% of our revenue was derived from assignments with public sector customers directly.
Contracts
We enter into contracts with customers that either cover a single performance obligation consisting of one or more tasks (also referred to as assignments and deliverables) or are open-ended engagements that create a framework for our being retained for one or more discrete performance obligations and tasks issued under individual task/work orders (often referred to as master services agreements). Our contracts contain two principal types of pricing provision: (1) fixed price, also referred to as lump sum, and (2) hourly, also referred to as time and materials. In many cases, a single contract will contain both fixed price and hourly priced assignments. From a financial reporting perspective, a contract is categorized as fixed fee and therefore subjected to percentage completion accounting under Accounting Standards Codification "ASC" Topic 606 if any one discrete assignment within the contract is based on a fixed fee. For management discussion and analysis purposes, we evaluate the percentages of our revenues that are fixed fee and hourly based on the pricing of individual assignments within our contracts. When we determine the applicable percentage of completion revenue recognition in our financial statements, we consider any contract with at least one fixed fee assignment to be characterized in its entirety as fixed fee. We believe the percentage allocation relating to assignments is a more accurate representation of the risk and opportunity associated with our revenue distribution.
The characteristics of the two contract and task types are as follows:
Hourly pricing is common for professional and technical consulting assignments, both short-term and multi-year in duration. Under these types of engagements, there is generally no predetermined maximum fee, and we generally experience no risk associated with cost overruns. For hourly engagements, we negotiate hourly billing rates and charge our customers based upon the actual hours expended toward a deliverable. Direct project expenditures such as subconsultants and other expenses generally pass through to the customer for reimbursement. These engagements may have not-to-exceed parameters requiring us to receive additional authorizations from our customer to continue working but in these cases, we have no obligation to deliver a pre-negotiated result without authorization to continue at additional cost to the customer. Purely hourly contracts, excluding those with not-to-exceed conditions, that do not include any lump sum components are subject to percentage completion revenue recognition, and when applicable, the Company will recognize revenue under these contracts as invoiced under the practical expedient.
Lump sum and fixed fee typically require the completion of a deliverable for a pre-determined and specified fee, subject to price adjustments if the scope of the assignment changes or unforeseen requirements arise. With lump sum assignments, modified schedules and expansions of scope will likely result in additional fees through change orders issued by our customers. Our fixed fee assignments generally include a specified scope of work and a defined set of deliverables. For accounting and financial reporting purposes we classify a contract as fixed fee if any portion of the performance obligation under the contract requires us to complete work outlined in the contract for a pre-determined fixed or not-to-exceed price.
Given the nature of our contracts, there is a difference in percentage completion percentages of our hourly and lump sum revenue by assignment as compared to by project. For the years ended December 31, 2025 and 2024, we derived approximately 59% and 60%, respectively, of our gross contract revenue from lump sum assignments and approximately 34% and 33%, respectively, from hourly assignments. The remainder of our gross contract revenue in each year was derived from reimbursements for itemized passthrough items such as consultants and direct expenses. From a financial reporting perspective, more than 90% of our revenue in each of those years was calculated using percentage completion revenue recognition.
Backlog
We calculate the value of our not yet billed gross contract revenue to measure backlog and predict future revenue. Backlog includes fully awarded and contracted work along with revenue we expect to invoice over an eighteen-month time frame for open-ended long-term engagements and undefined multi-year assignments. To calculate backlog, we assess the gross contract revenue we will recognize in connection with the completion of as yet billed customer commitments. Our backlog increases both because of new contracts entered into with customers and through acquisitions. As of December 31, 2025, we had approximately $479 million of gross backlog, representing a 20.1% increase as compared to $399 million as of December 31, 2024. On December 31, 2025 and 2024, our gross backlog was divided among our markets as follows:

Table of Content

	December 31, 2025	December 31, 2024
Building Infrastructure	33%	38%
Transportation	29%	35%
Power, Utilities & Energy	24%	18%
Natural Resources	14%	9%
We use backlog to predict appropriate staffing levels to support future gross contract revenue growth. Backlog definitions and methods of calculation vary within our industry. As such, backlog is not a reliable metric on which to evaluate us relative to our peers.
We have experienced growth in our backlog as we have expanded our footprint, increased our customer base, more deeply penetrated our end markets and been successful in our acquisitions program. We believe that our growth in backlog is a positive indicator of the efficacy of our growth strategies.
Marketing and Sales
We position ourselves as a preferred provider of services to those who own, construct and maintain the built environment. We secure assignments primarily through business development efforts targeted at cultivating new customers, cross-selling of our services to existing customers to increase wallet share, expanding customer relationships into new geographies as we grow, leveraging referrals and utilizing social media campaigns. We maintain professional marketing and business development staffs that work closely with our managers and leadership to develop strategic, targeted programs for affecting outreach, advancing our brand, producing professional project bids and submissions, developing new opportunities and securing new assignments.
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

Table of Content
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
Human Capital Resources
As of December 31, 2025, we had approximately 2,300 employees, of which approximately 93% are full-time employees. We believe our 2025 voluntary turnover rate among our full-time and part-time professional staff, inclusive of acquisition related hires, was reflective of the competitive labor market in our industry and our commitment and does not represent a substantial risk to our ability to deliver our backlog. Our reputation, aided by our position as a publicly traded company with dedicated internal recruiting staff and nationally scaled work-share platform, has afforded us the ability to be successful in locating and engaging with qualified and credentialed employees as needed on an anywhere-anytime basis. We do not expect our growth efforts to be significantly constrained by a lack of qualified personnel or by any geographic limitations. We consider our employee relations to be exceptional and our level of engagement with employees to be high. As of December 31, 2025, our licensed professional staff represented approximately 35% of our workforce, which we consider appropriate for our operating profile.
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

Table of Content
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
Each state establishes licensing and organizational requirements for our services. Certain states allow only individuals and individually owned professional services corporations to hold licenses. In those states there may be grandfathering exemptions that allow corporations to hold licenses. In the event a state does not allow a corporation to hold a license, we have in the past, formed professional services corporations owned by Mr. Bowman and other employees to facilitate our ability to work in such states. To the extent we could not adequately satisfy a state’s licensing requirements, we would not operate in that state. As of December 31, 2025, we were licensed to operate in all states within the United States either directly or through an affiliate.
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
We must comply with several laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up could be imposed upon any responsible party. Other principal federal environmental, health, and safety laws affecting us include, among others, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Toxic Substances Control Act, and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines and

Table of Content
civil or criminal sanctions, third-party claims for property damage or personal injury, or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability. To help ensure compliance with these laws and regulations, our employees are sometimes required to complete tailored ethics and other compliance training relevant to their position and our operations.
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
•Our continued success is dependent upon our ability to hire and retain key executives and to plan for and manage the succession of key executives; continued success is dependent upon our ability to hire, retain and utilize qualified personnel;
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

Table of Content
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
We face continuing competition to provide planning, engineering, construction management, commissioning, environmental consulting, geospatial imaging, surveying, land procurement and other technical consulting services to customers. The markets we serve are highly competitive and we compete against many regional, national and multi-national companies.
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
Our engagements involve highly complex projects that could be affected by a number of factors, some of which are outside of our control, and therefore may result in significant losses on projects.
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

Table of Content
Effective succession planning is important to ensure our continued success.
Our continued success depends upon our ability to attract, hire and retain key executives and to plan for and manage the succession of key executives. Failure to ensure effective leadership transitions and knowledge transfer involving key executives could hinder our strategic planning and execution. Implementing a succession plan requires that we devote time and resources toward identifying and integrating new personnel into leadership roles and other key positions. If one or more of our key executives retires or otherwise leaves the Company, we need to have appropriate succession plans in place and successfully implement such plans. In February 2026, our founder, Chief Executive Officer and director, Gary Bowman, announced his intention to retire later this year in connection with the appointment of his successor, following which he intends to serve as a Senior Advisor to the Company to support an orderly transition. Our board has initiated a search for a new Chief Executive Officer, however, we may not be able to successfully identify, recruit and retain a successor who has the necessary skill set and capabilities required to lead the Company, nor can we guarantee the timeline for such recruitment. The loss of one or more of our key executives, including, but not limited to Mr. Bowman, or our inability to attract and retain key executives, or to effectively implement appropriate succession plans, could have a material adverse impact on our business, financial condition and results of operations. We do not maintain key-man life insurance policies on our executive officers.
Our continued success is dependent upon our ability to hire, retain and utilize qualified personnel.
As a professional and technical engineering and consulting solutions provider we depend upon our ability to hire, retain, and utilize other qualified personnel engineers, architects, designers, craft personnel and corporate management professionals who have the required experience and expertise at a reasonable cost. The market for these and other personnel is competitive. From time to time and in different regions, it may be difficult to attract and retain qualified individuals with the expertise, and in the timeframe, demanded by our customers, or to replace such personnel when needed in a timely manner. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain qualified personnel. Furthermore, we may become required to employ technical professions with government granted clearance to obtain or contribute to certain government projects. If we were to lose some or all of these personnel, they would be difficult to replace. Loss of the services of, or failure to recruit, qualified technical and management personnel could limit our ability to successfully complete existing projects and compete for new projects.
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
If we are unable to integrate acquired businesses successfully, our business could be harmed
As part of our business strategy to pursue accretive acquisitions, we have in the past and intend to continue to selectively pursue targets that provide complementary, low-risk services and expand our national platform. We may not be able to identify suitable acquisition or strategic investment opportunities or may be unable to obtain the required consent of our lenders and, therefore, may not be able to complete such acquisitions or strategic investments. We have incurred, and expect to continue to incur, expenses associated with sourcing, evaluating, and negotiating acquisitions (including those that do not get completed), and we have paid, and expect to in the future also pay, fees and expenses associated with financing acquisitions to investment banks and other advisors. Any of these amounts may be substantial, and together with

Table of Content
the size, timing, and number of acquisitions we pursue, may negatively affect, and cause significant volatility in our financial results.
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

Table of Content
Our expected future growth presents numerous managerial, administrative, and operational challenges. Our ability to manage the growth of our operations will require us to continue to improve our management information systems and our other internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate, and retain both our management and professional employees. Our Chief Executive Officer has announced his intention to retire in 2026 and our board has initiated a search for a new Chief Executive Officer. If there is a lack of continuity of management, it may adversely impact our business operations and growth strategy. The inability of our management to effectively manage our growth or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business.
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
The last several years have been marked by worldwide political, social and economic uncertainties. Ongoing instability and current conflicts in global markets, including Eastern Europe, the Middle East and Asia, and other recent geopolitical events throughout the world, and the potential for other conflicts and future terrorist activities, and actual and potential shifts in U.S. and foreign trade, including tariffs, economic and other policies, have created, and may continue to create, economic and political uncertainties and impacts.
The current macroeconomic environment is characterized by supply chain challenges, shortages of skilled labor and higher labor costs, high interest rates, foreign currency exchange volatility, volatility in the global capital markets, and

Table of Content
uncertainty in debt markets. The instability created by these global uncertainties can make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause constrained spending on our services, delays and a lengthening of our business development efforts, the demand for more favorable pricing or other terms and/or difficulty in collection of our accounts receivable. Our government customers may face budget deficits that prohibit them from funding proposed and existing projects. Further, ongoing economic instability in the global markets could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. If political, social or economic conditions remain uncertain or weaken, or government spending is reduced, our revenue and profitability could be adversely affected.
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
Public health threats, pandemics and outbreaks of communicable diseases could have a material adverse effect on our operations, the operations of our customers, and the global economy as a whole.
Public health threats, pandemics and outbreaks of communicable diseases could adversely impact our operations, as well as the operations of our customers. We have taken precautions in the operation of our own business and maintain an up-to-date disaster recovery and business continuity policy as well as have the systems and support to have our workforce work remotely for an indefinite period of time. However, while we have in the past, and can in the future, implement IT controls to reduce the risk of a cyber-security and data security breach, there is no guarantee that these measures will be adequate to safeguard all systems with an increased number of employees working remotely. In addition, the engineering and consulting design process undertaken by us is a collaborative process typically undertaken in an in-person office environment. The lack of this in person interaction may adversely impact our work product. Therefore, future public health threats, pandemics or outbreaks of communicable diseases, similar to the past COVID-19 outbreak, could have a material adverse effect on our business, operations and financial results. In addition, a public health crisis may negatively impact the global economy, disrupt financial markets and international trade, and result in increased unemployment levels and impact global supply chains, all of which could have the potential to materially adversely impact our customers and, in turn, our business
Inflation could adversely affect our business and results of operations.
In recent years, the economy in the United States and global markets encountered a material increase in the level of inflation. Geopolitical developments such as the Russia-Ukraine conflict, the conflict in the Middle East and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

Table of Content
A significant decline in new home construction, and/or a deterioration in expectations regarding the homebuilding market, could have a material adverse impact on our business, financial condition and results of operations.
Our customers include many of the top homebuilders in the United States. Demand for new homes has historically been fueled by continued low interest rates and changing population demographics but remains sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. Demand for new homes is subject to fluctuations, often due to factors outside of our control. For example, during 2022, the housing market weakened in response to the Federal Reserve’s aggressive increase in interest rates in an effort to curtail inflation. We cannot predict whether and to what extent housing markets will grow, particularly if interest rates for mortgage loans, land costs, and construction costs rise. It is likely that if one or more of the foregoing factors occurred or if there was an economic downturn, the resulting decline in demand for new homes would negatively impact the demand for our residential land planning and design services, which in turn could have a material adverse impact on our business, results of operations and financial condition.
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
In addition, our projects could involve the handling of hazardous and other highly regulated materials, which, if improperly handled or disposed of, could subject us to civil and/or criminal liabilities. We are also subject to regulations dealing with occupational health and safety. Although we maintain functional groups whose primary purpose is to ensure we implement effective health, safety and environmental (“HSE”) work procedures throughout our organization, including construction sites, roadways, mines and maintenance sites, the failure to comply with such regulations could subject us to liability. In addition, despite the work of our functional groups, we cannot guarantee the safety of our personnel or that there will be no damage to or loss of our work, equipment, or supplies.
We operate a large and diverse fleet of vehicles. Our employee drivers receive safety training, and we monitor for safe driving, however, we may be subject to liability associated with adverse incidents involving our fleet and drivers.
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

Table of Content
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
We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and some of our contracts require us to maintain specific insurance coverage limits. If any of our third-party insurers fail or cancel coverage, or we are otherwise unable to obtain adequate insurance coverage at a reasonable cost, our overall risk exposure and operational expenses would increase, and the management of our business operations would be disrupted. In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at our desired limits.
The contracts in our backlog may be adjusted, cancelled, or suspended by our customers and, therefore, our backlog is not necessarily indicative of our future revenues or earnings. Additionally, even if fully performed, our backlog is not a good indicator of future gross profit.
Backlog represents the total dollar amount of revenues we expect to record in the future from the performance of work under contracts we have been awarded. As of December 31, 2025, our gross backlog totaled approximately $479 million. There is no assurance that backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all our contracts are subject to cancellation, termination, or suspension at the discretion of the customer. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the services required by the project. The risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.
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
Our contracts include one or more assignments and often include assignments through which we commit to the performance of work for a specified lump-sum fee, subject to price adjustments if the scope of the assignment changes or unforeseen conditions arise. For financial reporting, any contract with one or more lump-sum fee assignment is characterized in total as a fixed fee contract and is reported in the aggregate as such. During the years ended December 31, 2025 and 2024, we derived over 59% and 60%, respectively, of our revenue from lump-sum assignments. Lump-sum assignments expose us to a number of risks not inherent in cost-plus and time and material assignments, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform, and economic or other changes that may occur during the contract period. Losses under lump-sum assignments could adversely impact our results of operations.
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
Issues related to the use of Artificial Intelligence may result in reputational harm or liability that could adversely impact our business.
Artificial Intelligence (“AI”) presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. We may incorporate AI solutions into some of our information platforms, products and services, and these technologies may become increasingly important to our operations over time. AI technologies are complex and rapidly evolving and the technologies that we use or develop may ultimately be flawed. We may be unable to leverage AI capabilities as quickly as the market and our customers demand, which may put us at a competitive disadvantage. Additionally, leveraging AI capabilities to potentially improve our information platforms, products and services presents further risks and challenges. If we experience an actual or perceived breach of privacy or security incident because of the use of AI, we may lose valuable sensitive or confidential customer or employee data which could damage our reputation. Further, dependence on AI without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by impacting our relationships with customers, partners, and third-party vendors, by producing inaccurate outcomes based on flaws in the underlying data, or other unintended results.
While we have taken and are taking reasonable steps to prevent and mitigate risks, further incorporating AI gives rise to litigation risk and risk of non-compliance and unknown cost of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed (including potential liability for breaching privacy rights or laws). While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our operations.
While we aim to use and develop AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise.
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
We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our customers’ proprietary or classified information. These threats may increase as a result of the increased capabilities of AI and other emerging technologies that may be used maliciously, as well as geopolitical instability or conflicts. We rely on industry-accepted security measures and technology to maintain securely all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems, but they are still vulnerable to these threats. A user who circumvents security measures can misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our customers, or cause interruptions or malfunctions in operations. Our industry has not been immune from organized cyber-attacks from persons seeking a ransom as a condition of releasing access to the firm’s computer systems. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Vulnerabilities in our systems may pose material risks to our business. We have not and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we have and may in the future experience delays in developing and deploying remedial measures and patches

Table of Content
designed to address identified vulnerabilities. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. As a result, we can be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events can damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Negative conditions in the credit and financial markets and delays in receiving customer payments could result in liquidity problems, adversely affecting our cost of borrowing, our ability to refinance our indebtedness and our business.
Although we finance much of our operations using cash provided by operations, at times we depend on the availability of credit to grow our business and to help fund business acquisitions. Instability in the credit markets in the U.S. or abroad could cause the availability of credit to be relatively difficult or expensive to obtain at competitive rates, on commercially reasonable terms or in sufficient amounts. This situation could make it more difficult or more expensive for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of securities or such additional capital may not be available on terms acceptable to us, or at all. We have in the past entered into and expect in the future to enter into business acquisition agreements that require us to access credit, which if not available at the closing of the acquisition could result in a breach of the acquisition agreement and a resulting claim for damages by the sellers of such business. In addition, market conditions could negatively impact our customers’ ability to fund their projects and, therefore, utilize our services, which could have a material adverse impact on our business, financial condition, and results of operations.
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
In addition, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt with worse interest rates, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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

Table of Content
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
Because we have grown in part through acquisitions, and expect to grow further through acquisitions, goodwill and intangible assets represent a substantial portion of our assets and will likely represent a more substantial portion in the future. As of December 31, 2025 and 2024, we had $173.6 million and $134.7 million of goodwill, representing 29.9% and 26.8%, respectively, of our total assets as of December 31, 2025 and 2024. Under U.S. GAAP, we are required to evaluate goodwill carried in our consolidated balance sheet for possible impairment on an annual basis using a fair value approach. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below our goodwill carrying value. These events or circumstances could include a significant change in the business climate, including legal factors, economic impacts, operating performance indicators, competition, sale, or disposition of a significant portion of our business, potential changes in regulatory or licensing requirements, and other factors.
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

Table of Content
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
Borrowings under our credit agreement with Bank of America, N.A. bear interest at variable rates, exposing us to interest rate risk. Interest rates in the United States may increase in the future. If interest rates increase, our debt service obligations on borrowings under our credit agreement would increase even though the amount borrowed would remain the same, and our results of operations and cash flows for servicing our indebtedness would decrease, perhaps significantly.
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

Table of Content
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
•Changes in regulatory policies that prioritize small businesses or minority contractors;
•Pricing pressure for government contracts that may diminish profits;
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
Legislation is proposed periodically that attempts to limit the ability of governmental agencies to contract with private consultants to provide services. Should such changes occur and be upheld, demand for our services may be materially adversely affected. For each of the years ended December 31, 2025 and 2024, approximately 35% and 27% of our gross contract revenue was derived from services performed under contracts with governmental agencies, respectively. While attempts at such legislation have failed in the past, such measures could be adopted in the future.
State and other public employee unions may bring litigation that seeks to limit the ability of public agencies to contract with private firms to perform government employee functions relating to public improvements. Judicial determinations in favor of these unions could affect our ability to compete for contracts and may have an adverse effect on our financial results.
For over 25 years, state and other public employee unions have challenged the validity of propositions, legislation, charters, and other government regulations that allow public agencies to contract with private firms to provide services in the fields of engineering, design, and construction of public improvements that might otherwise be provided by public employees. These challenges could have the effect of eliminating or severely restricting the ability of municipalities to hire private firms and otherwise require them to use union employees to perform the services. If a state or other public employee union is successful in its challenge, this may result in additional litigation which could affect our ability to compete for contracts.
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

Table of Content
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
We are a party to claims and litigation in the normal course of business. Since we engage in engineering, surveying and related consulting activities for large facilities and projects where design, construction or systems failures can result in substantial injury or damage to employees or others, we are exposed to claims and litigation and investigations if there is a failure at any such facility or project. Such claims could relate to, among other things, personal injury, loss of life, business interruption, property damage, pollution and environmental damage and be brought by our customers or third parties, such as those who use or reside near our customers’ projects. We can also be exposed to claims if we agreed that a project will achieve certain performance standards or satisfy certain technical requirements and those standards or requirements are not met. In many of our contracts with customers, sub-consultants, and vendors, we agree to retain or assume potential liabilities for damages, penalties, losses and other exposures relating to projects that could result in claims that greatly exceed the anticipated profits relating to those contracts. In addition, while customers and sub-consultants may agree to indemnify us against certain liabilities, such third parties may refuse or be unable to pay it.
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
Some of our services are directly or indirectly impacted by changes in U.S. federal, state, local, or foreign laws and regulations pertaining to resource management, infrastructure, and the environment. Climate change and related legislative and regulatory initiatives may materially affect the Company's business and results of operations. The effects of climate change continue to raise significant concerns about the state of the environment. However, under the Trump administration, federal policy may shift to reduce the emphasis on climate change initiatives and environmental regulations. This could include scaling back federal participation in international agreements, such as the Paris Agreement, and reducing regulatory pressures on businesses, including banks, to address climate-related risks. Legislative and regulatory proposals aimed at combating climate change may face greater scrutiny or diminished priority. The enactment of additional laws and regulations or a relaxation or repeal of existing laws and regulations, or changes in governmental policies regarding the funding, implementation, or enforcement of these programs, could result in a decline in demand for our services, which could in turn negatively impact our revenue.
We are subject to stringent and evolving laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and

Table of Content
penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
Data privacy, security laws, and our customer contracts require us to manage and protect sensitive and confidential information, including federal and other government information, from disclosure. We also need to protect our own internal trade secrets and other confidential business information, as well as personal data of our employees and contractors, from disclosure.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for administrative fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states as well as at the federal and local levels.
We may be subject to liabilities under environmental laws and regulations, including liabilities assumed in acquisitions for which we may not be indemnified.
We must comply with several laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up could be imposed upon any responsible party. Other principal federal environmental, health, and safety laws affecting us include, among others, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the Toxic Substances Control Act, and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury, or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.
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
Each state establishes licensing and organizational requirements for our services. Certain states allow only individuals and individually owned professional services corporations to hold licenses. In those states there may be grandfathering exemptions that allow corporations to hold licenses. In the event a state does not allow a corporation to hold a license, we have in the past formed professional services corporations owned by Mr. Bowman, which we expect to transition in 2026, and other employees to facilitate our ability to work in such states. To the extent we cannot adequately satisfy a state’s licensing requirements, we do not operate in that state. As of December 31, 2025, we were licensed to operate in all states within the United States either directly or through an affiliate.
Changes in tax laws or their implementation or interpretation could materially affect our results of operations.

We are subject to tax laws in the United States at the federal, state, and local levels, as well as in foreign jurisdictions. These jurisdictions may periodically enact or modify tax statutes, regulations, or administrative guidance, which can change how existing tax rules are interpreted or applied. Such changes could increase our tax liability, compliance burden, or uncertainty in forecasting future tax obligations.
Risks Relating to Our Common Stock

Table of Content
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
•the recruitment or departure of key personnel, including our Chief Executive Officer;
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

Table of Content
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
Our Chief Executive Officer owns a large percentage of our voting stock, which may allow him to have a significant influence on all matters requiring stockholder approval.
Gary Bowman, our Chief Executive Officer, beneficially owned 2,279,913 shares, or approximately 13.36% of our common stock as of March 5, 2026. Mr. Bowman has power to influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including decisions regarding mergers, going private transactions, and other extraordinary transactions, and to significantly influence the terms of any of these transactions. Once Mr. Bowman retires from the Company, he will no longer owe our stockholders any fiduciary duties as a director and an executive officer. As such, Mr. Bowman could take actions to address his own interests, which may be different from those of our other stockholders.
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
On June 6, 2025, our board of directors authorized a $25 million share repurchase program under which we may repurchase up to $25 million of our common stock replacing the Company's prior share repurchase program, which was scheduled to expire on July 31, 2025. The authorization is effective through June 9, 2026. Under the terms of the program,

Table of Content
the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual manner, timing and amount of repurchases under the share repurchase program will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, market conditions and capital allocation priorities. As a result, there can be no guarantee around the timing or volume of our share repurchases. In addition, as part of the Inflation Reduction Act of 2022, the United States implemented a 1% excise tax on the value of certain share repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases. We intend to finance any stock repurchases through operating cash flow. Repurchases also may be made under a trading plan under Rule 10b5-1, which would permit shares to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. There is no guarantee as to the number of shares that will be repurchased, and the share repurchase program may be extended, suspended or discontinued at any time without notice at our discretion, which may result in a decrease in the trading price of our common stock. The share repurchase program could increase volatility in and affect the price of our common stock. The existence of our share repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our share repurchase program will diminish our cash reserves and negatively impact our access to debt and our overall indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.
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

Table of Content
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
Commencing December 31, 2026 we will no longer qualify as an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies will no longer apply to us.
As of December 31, 2026, we will no longer qualify as an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012, and will no longer qualify to take advantage of exemptions from various reporting requirements that are applicable to public companies that are emerging growth companies. As such, we expect to incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC. We will become subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an emerging growth company, for example, compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, and compliance with the requirements of holding a nonbinding advisory votes on executive compensation, and stockholder approval of any golden parachute payments not previously approved. We expect that our loss of "emerging growth company" status and our compliance with the additional requirements that we are currently exempt from as an "emerging growth company" will require additional attention from management and will increase our legal, accounting and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

Table of Content
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

Table of Content
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
Item 2. Properties
Our principal executive office is located at 12355 Sunrise Valley Drive, Suite 520, Reston, Virginia 20191, which we lease under a seven-year commitment with annual lease payments of $0.3 million. We do not own any real property. We currently operate out of more than 135 core locations nationally, of which one is a related party transaction with a property owner including members of our management team, and four offices in Mexico. Our lease terms vary ranging from month-to-month to multi-year commitments. While we take pride in offering work locations to our employees that are conveniently located, professionally finished, well appointed, transit-centric and amenity rich, we do not consider any specific leased properties to be materially important to our long-term prospect for success. While we do believe it is necessary to maintain offices through which our services are coordinated and our employees collaborate in person, we feel there are an ample number of available office rental properties that could adequately serve our needs should we need to relocate or expand any of our operations.
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
Our common stock is traded on the Nasdaq Global Select Market under the symbol BWMN. There were approximately 9 shareholders of record at February 28, 2026.
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
Russell 2000 Index
Nasdaq Market Index
300.00
250.00
200.00
150.00
100.00
50.00
-
2021
2022
2023
2024
2025

	ASSUMES $100 INVESTED ON MAY 7, 2021
	FOR THE YEAR ENDED DECEMBER 31, 2025
	2021	2022	2023	2024	2025
Bowman Consulting Group Ltd.	100.00	156.07	253.71	114.19	92.96
Russell 2000 Index	100.00	77.53	89.23	126.62	122.44
Nasdaq Market Index	100.00	76.11	109.16	184.50	154.83

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
Unregistered Sales of Equity Securities
Sales of unregistered securities during the year ended December 31, 2025 were previously disclosed in our Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025. Subsequent to September 30, 2025 and through the reporting date of this Annual Report on Form 10-K, we made no sales of the unregistered securities, other than the following:
On October 2, 2025, we issued 59,349 shares of common stock at $41.75 per share as partial consideration for our acquisition of ORCaS, Inc.
On October 2, 2025, we issued 9,496 shares of common stock at $41.75 per share as partial consideration for our acquisition of Sierra Overhead Analytics, Inc.
On October 9, 2025, we issued 4,722 shares of common stock at $42.74 per share as partial consideration for our acquisition of Lazen Power Engineering, LLC.
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
Issuer Purchases of Equity Securities
The following table summarizes the purchases of shares of our common stock made by us during the three months ended December 31, 2025 (in thousands, except share data and average price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
10/1/25 - 10/31/25	-	-	-	25,000,000
11/1/25 - 11/30/25	-	34.23	250,316	16,431,541
12/1/25 - 12/31/25	27,204	35.24	22,569	15,652,467
(1) This column reflects shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2) On June 6, 2025, the board of directors authorized a new share repurchase program under which the Company may repurchase up to $25 million of its common stock ("2025 Repurchase Authorization") over a 12-month period beginning on June 9, 2025. The 2025 Repurchase Authorization replaced the Company's prior share repurchase program, which was scheduled to expire on July 31, 2025. The authorization is effective through June 9, 2026. The execution of the repurchase program is expected to be consistent with the Company’s strategic initiatives which prioritize investments in organic and acquisitive growth. The timing and amount of any share repurchases will be determined by management at its discretion based on several factors including share price, market conditions and capital allocation priorities. Shares may be repurchased from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The share repurchase program does not obligate Bowman to acquire a specific number of shares of common stock and may be suspended, modified, or discontinued at any time without notice. As of December 31, 2025, we have repurchased 272,885 shares of our common stock under the 2025 Repurchase Authorization.

Table of Content
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
Overview
Bowman is a professional services firm delivering innovative engineering, technical consulting and program management services to customers who own, develop, and maintain the built environment. We provide planning, engineering, construction management, commissioning, environmental consulting, geospatial imaging, surveying, land procurement and other advisory services to customers operating in a diverse set of end markets. We work as both a prime and sub-consultant for a broad base of public and private sector customers that generally operate in highly regulated environments.
We have a diversified business that is not dependent on any one customer service line, geographic region, or end market. We are deliberate in our efforts to balance our sources of revenue and avoid reliance on any one significant customer, service line, geography or end market concentration. Our strategic focus is on penetrating and expanding our presence in markets which best afford us opportunities to secure assignments that provide reoccurring revenue and multi-year engagements thus resulting in dependable and predictable revenue streams with high employee utilization. We limit our exposure to risk by providing professional and related services exclusively. We do not engage in general contracting activities either directly, or through joint ventures, and therefore have no related exposure. We are likewise not a financial partner in any design-build construction projects. We carry no heavy equipment inventory, and our risk of contract loss is generally limited to time associated with fixed fee professional services assignments.
Gross contract revenue for the years ended December 31, 2025, and 2024 was $490.0 million and $426.6 million, respectively. Gross contract revenue derived from our workforce (see Net service billing – non-GAAP below) represented 88.7% and 89.0% of gross contract revenue for the years ended December 31, 2025 and 2024, respectively. Our net income for the years ended December 31, 2025, and 2024 was $12.8 million and $3.0 million, respectively. Our Adjusted EBITDA (see Adjusted EBITDA - non-GAAP below) was $72.9 million on net income of $12.8 million and $59.5 million on net income of $3.0 million for the years ended December 31, 2025, and 2024, respectively. See “Other Financial Information and Non-GAAP Measurements and Key Performance Indicators” below for additional information.
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

Table of Content
Components of Income and Expense
Revenue
We generate revenue from services performed by our employees, pass-through fees from sub-consultants, and reimbursable contract costs. On our consolidated financial statements, we report gross contract revenue, which represents total revenue billed to customers excluding taxes collected from customers. Gross contract revenue less revenue derived from pass-through sub-consultant fees, reimbursable expenses and other direct expenses represents our net service billing, or that portion of our gross contract revenue attributable to services performed by our employees. Our industry uses the calculation underlying net service billing to normalize peer performance assessments and provide meaningful insight into trends over time. Refer to — Other Financial Data, Non-GAAP measurements and Key Performance Indicators below for further discussion of the use of this Non-GAAP financial measure.
In general, we do not realize profit from the pass-through of sub-consultants and reimbursable expenses. As such, contract profitability is most heavily impacted by the mix of labor and assets utilized to complete the tasks and the efficiency of those resources in completing the assignments. Our largest and most consistent direct contract cost is our labor. To increase our revenue and maximize overall profitability we carefully monitor and manage our fixed and hourly labor and utilization thereof. Maintaining an optimal level of utilization on a balanced pool of labor resources represents our greatest prospect for delivering increasing profitability.
We enter into contracts that contain two types of pricing characteristics:
Hourly, also referred to as time and materials, are common for professional and technical consulting assignments both short-term and multi-year in duration. Under these types of contracts, there is generally no predetermined maximum fee and we generally experience no risk associated with cost overruns. For hourly contracts, we negotiate billing rates and charge our customers based upon the actual hours expended toward a deliverable. These contracts may have not-to-exceed parameters requiring us to receive additional authorizations from our customer to continue working, but we likewise do not have to continue working without assurances of payment for such additional work.
Lump sum, referred to interchangeably as fixed fee, typically require the performance of some, or all, of the obligations under the contract for a specified amount, subject to price adjustments only if the scope of the project changes or unforeseen requirements arise. Our fixed fee contracts generally include a specific scope of work and defined deliverables. Lump sum contracts can involve both hourly and fixed fee pricing components. Cost plus contracts and hourly contracts with not-to exceed parameters are characterized as fixed fee contracts when we distinguish percentages of revenue based on contracts.
From a financial reporting perspective, a contract is categorized as fixed fee and therefore subjected to percentage completion accounting under Accounting Standards Codification "ASC" Topic 606 if any one discrete assignment within the contract is priced on a lump sum or unit basis. For management discussion and analysis purposes, we evaluate the percentages of our revenues that are fixed fee and hourly based on the pricing of individual assignments within our contracts.
The majority of our assignments within a contract are lump sum in nature, representing approximately 59% and 60% of our gross contract revenue for the years ended December 31, 2025 and 2024, respectively. However, when evaluated at the overall contract or project level, approximately 92% and 91% of our gross contract revenue for those same periods was recognized over time. This difference reflects the presence of both hourly and lump sum assignments within individual contracts. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are variable elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that is performed at risk with no documented customer commitment.
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

Table of Content
Sub-consultants and direct expenses include both sub-consultants and other outside costs associated with performance under our contracts. Sub-consultant and direct costs are generally reimbursable by our customers with little or no mark-up under the terms of our contracts.
Performance under our contracts does not involve significant heavy machinery or other long term depreciable assets, other than geospatial equipment. Most of the equipment we employ involves desktop computers and other shared ordinary course IT equipment, along with various geospatial systems and scanners. We present direct costs exclusive of depreciation and amortization and as such we do not present gross profit on our consolidated financial statements.
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
Non-cash stock compensation represents the expenses incurred with respect to shares and options issued by the Company, both vested and unvested, to employees as long-term incentives. This expense is based on the amortization of the grant date fair value of equity grants over the vesting period. Non-cash stock compensation cost for permanent equity is the grant date fair value of the awards, or the Black-Scholes-Merton value of stock options on the grant date, recognized ratably over the vesting periods of each award. Stock issued as consideration in connection with acquisitions where there is no service period, and no risk of forfeiture, is considered a component of the purchase price and does not run through our income statement as non-cash compensation expense.
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
Other Financial Data, Non-GAAP Measurements and Key Performance Indicators
Backlog
We measure the value of our undelivered gross contract revenue in real time to calculate our backlog and predict future revenue. Backlog includes awarded, contracted and otherwise secured commitments along with revenue we expect to realize over time for predictable long-term and reoccurring assignments. We report backlog quarterly as of the end of the last day of the reporting period. We use backlog to predict revenue growth and anticipate appropriate future staffing needs. Backlog definitions and methods of calculation vary within our industry. As such, backlog is not a reliable metric on which to evaluate us relative to our peers. Backlog neither derives from, nor connects to, any GAAP results.
Net Service Billing
In the normal course of providing services to our customers, we routinely subcontract services and incur direct third-party contract expenses that may or may not be reimbursable and may or may not be billed to customers with mark-up. Gross contract revenue less revenue derived from pass-through sub-consultant fees, reimbursable expenses and other direct expenses represents our net service billing, which is a non-GAAP financial measure, or that portion of our gross contract revenue attributable to services performed by our employees. Net service billing excludes the impact of credit losses, which are reflected in operating expenses and evaluated separately as part of our credit and collection processes. Because the ratio

Table of Content
of sub-contractor and direct expense costs to gross billing varies between contracts, gross contract revenue is not necessarily indicative of trends in our business. As a professional services company, we believe that metrics derived from net service billings more accurately demonstrate the productivity and profitability of our workforce. Our industry uses the calculation of net service billing to normalize peer performance assessments and provide meaningful insight into trends over time.
Beginning with the year ended December 31, 2025, we conformed our presentation of net service billing to exclude credit losses from this non-GAAP measure. We believe this change improves comparability with industry practice and better aligns the measure with its intended purpose as a metric of service revenue generated by our professional workforce, net of sub-consultant costs and other direct pass-through expenses. For clarity of presentation, we have not recast previously published net service billing.
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
We evaluate our indefinite-lived intangible assets for impairment on October 1st of each year. When we evaluate our indefinite-lived intangible assets for potential impairment, generally, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If we determine qualitatively that the fair value of the asset is more likely than not less than its carrying value, or if we decide to bypass the qualitative assessment, we perform a quantitative analysis. The estimated fair value of the indefinite-lived intangible assets is based on forward-looking estimates of performance and cash flows. If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss would be recognized in our consolidated income statements in an amount equal to the excess of the carrying value over the estimated fair value.
We performed our annual impairment analysis for the years ended December 31, 2025 and 2024 and did not identify any indicators of impairment.
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

Table of Content
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

The Organization for Economic Cooperation and Development’s Pillar Two Model Rules established a global minimum tax framework designed to ensure that large multinational enterprise groups are subject to a minimum effective tax rate of 15% on income earned in each jurisdiction where they operate. The rules also require the exchange of certain company information with taxing authorities on both a local and global basis. Certain jurisdictions have enacted, and others have proposed legislation to implement various provisions of Pillar Two. We are continuing to monitor legislative developments related to the Pillar Two rules in the jurisdictions where we operate. Based on legislation enacted as of December 31, 2025, and our current operating profile, we do not currently anticipate a material impact.

Table of Content
Results of Operations
Consolidated results of operations
The following represents our consolidated results of operations for periods indicated (in thousands):

	For The Year Ended December 31,
	2025	2024
Gross contract revenue	$490,017	$426,564
Contract costs (exclusive of depreciation and amortization)	228,476	203,761
Operating expense	241,881	224,803
Income (loss) from operations	19,660	(2,000)
Other expense	8,502	6,946
Income tax (benefit)	(1,691)	(11,980)
Net income	$12,849	$3,034
Net margin	2.6%	0.7%
Other financial information [1]
Net service billing	$434,783	$379,669
Adjusted EBITDA	72,859	59,520
Adjusted EBITDA margin, net	16.8%	15.7%
1Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below in results of operations.

Year ended December 31, 2025 as compared to the year ended December 31, 2024
Gross Contract Revenue
Gross contract revenue for the year ended December 31, 2025 increased $63.4 million or 14.9% to $490.0 million as compared to $426.6 million for the year ended December 31, 2024. For the year ended December 31, 2025, gross contract revenue attributable to work performed by our workforce increased $55.1 million, or 14.5% to $434.8 million or 88.7% of gross contract revenue as compared to $379.7 million or 89.0% for year ended December 31, 2024 (see Net service billing – non-GAAP). Of the $63.4 million increase in gross contract revenue during the year ended December 31, 2025, acquisitions completed in 2025 represented $8.7 million or 13.8% of the increase.
Changes in gross contract revenue (“GCR”) for the year ended December 31, 2025, disaggregated between our core end markets, were as follows (in thousands other than percentages):

	For the Year Ended December 31,
Consolidated Gross Contract Revenue	2025	%GCR	2024	%GCR	Change	% Change
Building Infrastructure[1]	$220,233	44.9%	$205,075	48.0%	$15,158	7.4%
Transportation	103,709	21.2%	87,746	20.6%	15,963	18.2%
Power, Utilities & Energy[1]	109,841	22.4%	89,547	21.0%	20,294	22.7%
Natural Resources[2]	56,234	11.5%	44,196	10.4%	12,038	27.2%
Total:	$490,017	100.0%	$426,564	100.0%	$63,453	14.9%

Acquired[3]	$8,737	1.8%	$42,454	10.0%	$(33,717)	(79.4)%

1 Includes periodic reclassifications of revenue between categories from prior periods for consistency of presentation. For the twelve months ended December 31, 2024, $14.5 million of data center revenue was reclassified from Building Infrastructure to Power, Utilities & Energy.
2 Formerly Emerging Markets which represents environmental, mining, water resources, imaging and mapping and other
3 Acquired revenue in prior periods is as previously reported; four quarters post-closing, acquired revenue is reclassified as organic for the purpose of calculating organic growth rates.

Table of Content

For the year ended December 31, 2025, gross contract revenue from our building infrastructure market increased $15.2 million or 7.4% as compared to the year ended December 31, 2024. Building Infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue is the result of organic growth and acquisitions. Within the building infrastructure market, 39.2% of gross contract revenue was derived from residential assignments including single family, multi-family and mixed-use housing stock, 42.8% from commercial assignments including retail, hospitality and quick-serve restaurants (QSR), office and industrial, data centers and healthcare, and 18.0% from municipal assignments. Within residential, 49.1% of gross contract revenue was derived from for-sale homebuilding assignments, 44.1% from residential multi-family and 6.8% from mixed use projects. While the homebuilding market shows signs of rebounding from prior year interest rate impacts, for-sale residential services represented just 8.6% of our total gross contract revenue for year ended December 31, 2025. Within commercial, 45.7% of revenue was derived from office and industrial assignments, 49.2% from retail, hospitality, and quick serve restaurants and 5.1% from healthcare. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market as we continue to experience strength in markets including data centers, quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.
For the year ended December 31, 2025, revenue from transportation increased $16.0 million or 18.2% as compared to the year ended December 31, 2024. The increase was attributable to new contract awards in transportation from roadways, transits, ports and harbors, program administration and others, along with acquired transportation backlog which we were able to deliver to customers. Within transportation, 64.4% of our gross contract revenue was derived from public sector roadway customers, including state and local departments of transportation ("DOTs") and tollway operators; 23.0% from private sector roadway customers; 3.8% from ports & harbors customers; 2.6% from aviation customers; and 6.2% from bus, rail, and transit customers. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of renewable energy with traditional transmission infrastructure and the continued growth we are projecting in the clean energy transition, we have consolidated renewable energy into the power, utilities and energy category (sometimes referred to herein as the power, utilities and energy market) of our revenue mix and have adjusted historical balances accordingly. For the year ended December 31, 2025, revenue from power and utilities increased $20.3 million or 22.7% as compared to the year ended December 31, 2024. The additional increase in gross contract revenue from the power and utilities market is principally attributable to acquisitions and increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, and to increases derived from gas pipeline and electric transmission projects nationally. Within the power and utilities market, 62.4% of our gross contract revenue was derived from customers operating traditional transmission operations, 19.4% was derived from customers focused on alternative energy operations, with the remaining 18.2% derived from data center customers. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our natural resources (formerly emerging markets) consist of mining, water resources, imaging and mapping, environmental consulting, and other natural resources services. Adjusted for the change, for the twelve months ended December 31, 2025, revenue from natural resources and imaging markets increased $12.0 million or 27.2% as compared to the year ended December 31, 2024. This increase is primarily due to the acquisition of Surdex Corporation; see Note 4 - Acquisitions for additional information. What had previously been classified under emerging sectors grew to a scale that warranted separate market recognition. Accordingly, the emerging sector was renamed natural resources and imaging. The updated name reflects the evolved composition of this market. Gross contract revenue within our natural resources and imaging was 48.3% from imaging and mapping activities, 15.7% from mining activities where we have specialized in copper mining, 26.4% from water resources activities, and 9.6% from environmental and other natural resources consulting. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in various natural resources and imaging services.
For the years ended December 31, 2025 and 2024, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 29.8% and 26.8% of our gross contract revenue, respectively. A portion of that increase is due to the reclassification of Pike Corporation from the private sector to the

Table of Content
public sector. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector customers are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $24.7 million or 12.1% to $228.5 million for the year ended December 31, 2025, as compared to $203.8 million for the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, total contract costs represented 46.6% and 47.8% of total contract revenue, respectively. For the years ended December 31, 2025 and 2024 total contract costs represented 52.6% and 53.7% of revenue attributable to our workforce, respectively (see Net Service Billing). Total contract costs include both direct payroll costs, and sub-consultants and other expenses.
Total direct payroll costs increased $16.3 million or 10.4% to $173.2 million for the year ended December 31, 2025, as compared to $156.9 million for the year ended December 31, 2024 due to increased staffing resulting from acquisitions and organic growth. Total direct payroll accounted for 75.8% of total contract costs for the year ended December 31, 2025, a decrease of 1.2 percentage points as compared to 77.0% for the year ended December 31, 2024.
Direct labor, the component of total direct payroll costs associated with the cost of labor relating to work performed on contracts (often referred to within our industry as utilization) increased $14.8 million or 12.5% to $132.8 million for the year ended December 31, 2025 as compared $118.0 million for the year ended December 31, 2024. For the year ended December 31, 2025 and 2024, direct labor costs represented 27.1% and 27.7% of gross contract revenue, respectively and represented 30.5% and 31.1% of the revenue attributable to our workforce, respectively. Labor costs not charged directly to customer contracts are considered indirect time and are treated as selling, general and administrative expense.
Other direct payroll costs, the component of total direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $1.6 million or 4.1% to $40.4 million for the year ended December 31, 2025 as compared to $38.8 million for the year ended December 31, 2024. This increase was primarily driven by a $1.5 million increase in employee payroll taxes and a $6.5 million increase in health benefits, partially offset by a $2.9 million decrease in non-cash stock compensation relating to direct payroll costs, which declined to $5.3 million in 2025 from $8.2 million in 2024.
Sub-consultants and expenses increased $8.3 million or 17.7% to $55.2 million for the year ended December 31, 2025, as compared to $46.9 million for the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, sub-consultant and expenses represented 11.3% and 11.0% of gross contract revenue, respectively. We expect sub-consultant costs to be in the range of 10-15% of gross contract revenue depending on contract mix at any given time, with transportation contracts tending to have a slightly higher sub-consultant percentage. The growth in sub-consultants and expenses is directly in-line with the increase of gross contract revenue.
Operating Expense
Total operating expense increased $17.1 million or 7.6% to $241.9 million for the year ended December 31, 2025, as compared to $224.8 million for the year ended December 31, 2024.
Selling, general and administrative expenses increased $17.6 million or 8.9% to $215.1 million for the year ended December 31, 2025, as compared to $197.5 million for the year ended December 31, 2024. Indirect labor increased $8.4 million or 9.3% to $98.7 million for the year ended December 31, 2025, as compared to $90.3 million for the year ended December 31, 2024, as a result of increased staffing to accommodate growth. General overhead increased $10.4 million or 15.7% to $76.5 million for the year ended December 31, 2025, as compared to $66.1 million for the year ended December 31, 2024, due to increased costs associated with operating as a public company, geographic expansion, and the overall growth of the company. Non-cash stock compensation associated with indirect labor hours, those not charged to customer contracts, decreased ($4.1) million or (23.4%) to $13.4 million for the year ended December 31, 2025, as compared to $17.5 million for the year ended December 31, 2024.
Depreciation and amortization decreased ($0.2) million or (0.7%) to $27.6 million for the year ended December 31, 2025, as compared to $27.8 million for the year ended December 31, 2024. The slight decrease was primarily attributable to certain assets becoming fully depreciated and lower amortization related to prior acquisitions, partially offset by increased depreciation associated with leased assets and amortization of intangible assets acquired in recent business combinations. We continue to increase utilization of our finance lease facility as we grow. Gains on the sale of certain IT equipment and automobiles increased $0.4 million or 80.0% to $0.9 million for the year ended December 31, 2025, as compared to $0.5 million for the year ended December 31, 2024.

Table of Content
Income (Loss) from Operations
Income from operations increased $21.7 million to $19.7 million for the year ended December 31, 2025 as compared to ($2.0) million loss for the year ended December 31, 2024.
Other Expense
Other expense increased by $1.6 million to $8.5 million of expense for the year ended December 31, 2025 as compared to $6.9 million of expense for the year ended December 31, 2024. Interest expense increased by $1.3 million. This increase is primarily attributable to increases in finance leases and acquisitions.
Income Tax (Benefit) Expense
Income tax benefit for the year ended December 31, 2025 decreased ($10.3) million or (85.8%) to $1.7 million benefit, as compared to $12.0 million income tax benefit for the year ended December 31, 2024. As an accrual basis taxpayer, this affects the timing of the payment of tax but not the tax expense. Our effective tax rate for the year ended December 31, 2025 was (15.1)%.
Income (Loss) Before Tax Expense and Net Income
Income before tax expense increased by $20.1 million or 225.8% to $11.2 million income for the year ended December 31, 2025, as compared to a ($8.9) million loss for the year ended December 31, 2024. Net income increased by $9.8 million or 326.7% to $12.8 million of income for the year ended December 31, 2025, as compared to $3.0 million of income for the year ended December 31, 2024.
Other financial information and non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $55.1 million or 14.5% to $434.8 million for the year ended December 31, 2025, as compared to $379.7 million for the year ended December 31, 2024. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For The Year Ended December 31,
	2025	2024
Gross contract revenue	$490,017	$426,564
Less: sub-consultants, reimbursable expenses and other direct expenses	55,234	46,895
Net service billing	$434,783	$379,669

Net service billing decreased by (0.3) percentage points to 88.7% of gross contract revenue for the year ended December 31, 2025, as compared to 89.0% for the year ended December 31, 2024. This change was within our expected range of 85% to 90% of gross contract revenue, and varies depending on contract mix.

Table of Content
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $13.3 million or 22.4% to $72.9 million for the year ended December 31, 2025 as compared to $59.5 million for the year ended December 31, 2024. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For The Year Ended December 31,
	2025	2024	$ Change	% Change
Net Service Billing	$434,783	$379,669	$55,114	14.5%

Net Income	$12,849	$3,034	$9,815	323.5%
+ interest expense	9,247	7,951	1,296	16.3%
+ depreciation & amortization	27,559	27,828	(269)	(1.0%)
+ tax (benefit) expense	(1,691)	(11,980)	10,289	(85.9%)
EBITDA	$47,964	$26,833	$21,131	78.8%
+ non-cash stock compensation	18,810	25,841	(7,031)	(27.2%)
+ settlements and other non-core expenses	4,905	3,000	1,905	63.5%
+ acquisition expenses	1,180	3,846	(2,666)	(69.3%)
Adjusted EBITDA	$72,859	$59,520	$13,339	22.4%
Adjusted EBITDA margin, net	16.8%	15.7%

For the years ended December 31, 2025 and 2024, Adjusted EBITDA includes $18.8 million and $25.8 million, respectively, relating to non-cash stock compensation expenses resulting from the on-going vesting of restricted stock awards.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the years ended December 31, 2025 and 2024, Adjusted EBITDA Margin, net was 16.8% and 15.7% respectively.
Backlog (other key performance metrics)
Our backlog increased $80 million or 20.1% to approximately $479 million during the year ended December 31, 2025, as compared to $399 million at December 31, 2024. At December 31, 2025 and 2024, our backlog was comprised as follows:

	December 31, 2025	December 31, 2024
Building Infrastructure[1]	32.8%	38.1%
Transportation	29.3%	34.5%
Power, Utilities & Energy[1]	24.0%	18.4%
Natural Resources	13.9%	9.0%
1 includes reclassification of data center effective June 30, 2025.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our Revolving Credit Facility (as defined below), lease financing, proceeds from stock sales and other structured debt securities. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, acquisitions, and acquisition related payments. On December 31, 2025, we maintained a $210.0 million Revolving Credit Facility with Bank of America, our syndicate administrator and primary lender. On March 3, 2026, we amended the Revolving Credit Facility to increase the aggregate revolving commitment to $250 million. See

Table of Content
-"Credit Facilities and Other Financing" below for more information on our Revolving Credit Facility. Under the terms of our Revolving Credit Facility, available cash in our primary operating account sweeps against the outstanding balance every evening. Our cash on hand therefore generally consists of petty cash and other non-operating funds not included in the nightly sweep. Cash on hand includes the cash we keep in short-term investment accounts along with deposits and payments in transit in our operating sweep account. Our cash on hand increased by $4.4 million at December 31, 2025 as compared to December 31, 2024.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For The Year Ended December 31,
Consolidated Statement of Cash Flows (amounts in thousands)	2025	2024
Net cash provided by operating activities	$35,827	$24,301
Net cash used in investing activities	(35,760)	(27,466)
Net cash provided (used) by financing activities	4,301	(10,824)
Change in cash and cash equivalents	4,368	(13,989)
Cash and cash equivalents, end of period	11,066	6,698
Operating Activities
During the year ended December 31, 2025, net cash provided by operating activities was $35.8 million, which primarily consisted of $12.8 million net income, adjusted for stock-based compensation expense of $18.8 million and depreciation and amortization expense of $27.6 million, offset by an increase in deferred taxes relating to the capitalization of research and development costs of $36.5 million, and an increase in a net cash outflow of $61.6 million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $23.1 million increase in accounts receivable resulting from increased billing to our customers as well as additional billing from the acquired companies, a $33.7 million decrease in accounts payable and accrued expenses and a $8.1 million net increase in contract assets and liabilities, offset by a $3.2 million decrease in prepaid expenses, inclusive of a long-term accrual relating to an uncertain tax position with respect to the capitalization of research and development expenses.
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

Table of Content
Investing Activities
Net cash used in investing activities was $35.8 million for the year ended December 31, 2025, $35.2 million was related to acquisitions that occurred in 2025 and $2.4 million was for purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $4.3 million during the year ended December 31, 2025. This was primarily due to net borrowing of $58.3 million from our Revolving Credit Facility, offset by $5.2 million of payments for the purchase of treasury stock, $18.8 million for repurchase of common stock, $12.8 million of payments on finance leases and $17.6 million of payments on notes payable and our fixed lines of credit.
Credit Facilities and Other Financing
As of December 31, 2025, we maintained a $210.0 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement, as amended, with lenders, Bank of America N.A., as Administrative Agent, the Swingline Lender and L/C Issuer, TD Bank, N.A. and PNC Bank. The Revolving Credit Facility has a maturity date of May 2, 2029.
On March 12, 2025, we entered into a First Amendment to the Credit Agreement, which increased the maximum aggregate revolving commitments from $100.0 million to $140.0 million. On October 30, 2025, we entered into a Second Amendment to the Credit Agreement and Joinder Agreement, which increased the maximum aggregate revolving commitments to $210.0 million and expanded the banking syndicate to include PNC Bank, National Association.
On March 3, 2026, we entered in to a Third Amendment to the Credit Agreement and Joinder Agreement, which increased the maximum aggregate revolving commitments from $210.0 million to $250.0 million.
Under the terms of the Revolving Credit Facility, available cash in our primary operating account sweeps against the outstanding balance every evening. As of December 31, 2025, the balance on this Revolving Credit Facility was $95.4 million.
The Revolving Credit Facility is secured by substantially all the assets of the Company and the subsidiary guarantors. Under the Revolving Credit Facility, we are required to comply with certain covenants, including covenants on indebtedness, investments, liens and restricted payments, as well as to maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA as defined in the Credit Agreement. As of December 31, 2025, we were in compliance with all covenants.
We utilize master lease facilities primarily with Honour Capital LLC (“Honour”) and Enterprise Leasing (“Enterprise”). The Honour Capital lease facility finances our acquisition of IT infrastructure, geospatial and survey equipment, furniture and other long-lived assets. The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. At December 31, 2025, we maintained a fleet of approximately 500 vehicles. All of our leasing facilities allow for both operating and finance leasing. We allocate finance lease payments between amortization and interest. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $0.6 million per month. We utilize a third party valuation specialist to formulate the incremental borrowing rates for the Company, to calculate the present value on new leases.
We regularly evaluate our options with respect to capital and our requirements for operations and growth. We do not limit our consideration to traditional bank financing, but rather include other structured debt and equity as option for additional capital.
For more information about our credit facilities, see Note 11 – Revolving Credit Facility and Fixed Credit Facility.
Other Acquisitions
For information on the terms of additional promissory notes issued by the Company in connection with acquisitions during 2025 and 2024 that were not deemed significant acquisitions, see Note 4 – Acquisitions and Note 12 – Notes Payable.
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
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes issued as partial consideration for acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Credit Agreement under which rates are tied to Term SOFR (Secured Overnight Financing Rate), plus an applicable rate which varies between 6.23% and 7.95% based on our ratio of Funded Debt to EBITDA (as each is defined in the Credit Agreement). As of December 31, 2025, there was $95.4 million outstanding on the Credit Agreement. A one percentage point change in the assumed interest rate of the Credit Agreement would change our annual interest expense by approximately $0.3 million in 2025.
Our finance lease obligations with Honour and Enterprise were $37.5 million as of December 31, 2025. These finance lease obligations bear interest at a fixed rate. Accordingly, there is no exposure to market risk related to these obligations.
Item 8. Financial Statements and Supplementary Data
The information required by this Item 8 is submitted as a separate section beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Control and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based upon criteria in Internal Control – Integrated Framework (2013 Framework)

Table of Content
issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2025 based on the criteria in Internal Control – Integrated Framework (2013 Framework) issued by COSO.
Management is in the process of evaluating the existing controls and procedures of all seven acquisitions completed in 2025 and integrating the acquisitions into our internal control over financial reporting. In accordance with SEC staff guidance permitting a company to exclude an acquired business from management's assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the businesses that we acquired in the seven business combinations from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. The acquisitions represented 14.0% of the Company's total assets as of December 31, 2025, and 1.9% of the Company's gross contract revenue and 13.2% of the Company's pre-tax net income for the year ended December 31, 2025.
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
Item 9B. Other Information
On March 3, 2026, we entered into a Third Amendment to the Credit Agreement and Joinder Agreement, which increased the maximum aggregate revolving commitments from $210.0 million to $250.0 million. No other material terms of the Credit Agreement were modified.
During the quarter ended December 31, 2025, the following director and officer of the Company each adopted a trading arrangement for the sale of securities of the Company’s common stock (each, a “10b5-1 Plan”) that is intended to satisfy the affirmative defense conditions of the Securities Exchange Rule Act 10b5-1(c):
On December 15, 2025 Bruce Labovitz, the Company’s Chief Financial Officer, terminated a 10b5-1 Plan adopted on September 11, 2025, and adopted as of that date a new 10b5-1 Plan that provides for the sale of up to 30,000 shares of common stock pursuant to the terms of the 10b5-1 Plan from March 2026 through April 2026. Mr. Labovitz’s prior 10b5-1 Plan expired by its terms in October 2025.
On December 12, 2025, Virginia Grebbien, a director of the Company, adopted a 10b5-1 Plan that provides for the sale of up to 16,000 shares of common stock pursuant to the terms of the 10b5-1 Plan from May 2026 through December 2026.

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

10.2†
Amended and Restated Executive Employment Agreement dated February 12, 2026 between Bowman Consulting Group Ltd. and Bruce Labovitz (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-40371), filed with the SEC on February 17, 2026).

10.3(a)†
Amended and Restated Executive Employment Agreement dated August 22, 2024 between Bowman Consulting Group Ltd. and Robert Hickey (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-40371), filed with the SEC on November 7, 2024).

10.3(b)*†	First Amendment to Amended and Restated Executive Employment Agreement dated as of September 30, 2025 between Bowman Consulting Group Ltd. and Robert Hickey.

10.4†
Executive Employment Agreement dated November 21, 2024 between Bowman Consulting Group Ltd and Daniel Swayze (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40371), filed with the SEC on November 25, 2024).

Table of Content

Exhibit	Description
10.5
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

10.6
First Amendment to Credit Agreement dated as of May 12, 2025 among Bowman Consulting Group Ltd. as Borrower, Certain Subsidiaries of Borrower as Guarantors, Bank of America, N.A. as Administrative Agent, as Swingline Lender and an L/C Issuer and TD Bank, N.A. as Syndication Agent (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40371), filed with the SEC on March 17, 2025).

10.7
Second Amendment to Credit Agreement and Joinder Agreement, dated as of October 30, 2025, by and among Bowman Consulting Group Ltd., the Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40371), filed with the SEC on November 5, 2025).

10.8*
Third Amendment to Credit Agreement and Joinder Agreement, dated as of March 3, 2026, by and among Bowman Consulting Group Ltd., the Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.9
Security and Pledge Agreement entered into as of May 2, 2024 among Bowman Consulting Group Ltd., the Grantors named therein and Bank of America, N.A. (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371), filed with the SEC on May 7, 2024).

Table of Content

Exhibit	Description
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

10.12†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

10.13†	2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

10.14†	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Form S-1 (File No. 333-255076), filed with the SEC on April 6, 2021).

10.15†	Form of NEO Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371, filed with the SEC on June 14, 2021).

10.16†
2021 Executive Officers Long Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371), filed with the SEC on November 12, 2021).

10.17†
Form of Performance Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40371), filed with the SEC on November 12, 2021).

10.18†
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

19.1*	Bowman Consulting Group Ltd. Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
Bowman Consulting Group Ltd Executive Officer Clawback Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-40371), filed with the SEC on March 12, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Table of Content

Exhibit	Description
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†Management contract or compensatory plan or arrangement.
*Filed herewith.
**    Furnished herewith.
61

Table of Content
BOWMAN CONSULTING GROUP LTD.

Table of Content
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Bowman Consulting Group Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bowman Consulting Group Ltd. (the Company) as of December 31, 2025 and 2024, the related consolidated income statements, statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Tysons, VA
March 5, 2026

Table of Content
BOWMAN CONSULTING GROUP LTD.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and equivalents	$11,066	$6,698
Accounts receivable, net	130,634	105,105
Contract assets	53,512	43,369
Notes receivable - officers, employees, affiliates, current portion	13	1,889
Prepaid and other current assets	17,730	19,560
Total current assets	212,955	176,621
Non-Current Assets
Property and equipment, net	49,206	42,011
Operating lease, right-of-use assets	45,822	42,085
Goodwill	173,579	134,653
Notes receivable	903	903
Notes receivable - officers, employees, affiliates, less current portion	1,108	638
Other intangible assets, net	88,580	65,409
Deferred tax asset	5,822	42,040
Other assets	1,707	1,521
Total Assets	$579,682	$505,881
LIABILITIES AND EQUITY
Current Liabilities
Revolving credit facility	95,350	37,000
Accounts payable and accrued liabilities, current portion	60,035	51,626
Contract liabilities	10,965	7,905
Notes payable, current portion	22,698	17,075
Operating lease obligation, current portion	11,951	10,979
Finance lease obligation, current portion	13,735	10,394
Total current liabilities	214,734	134,979
Non-Current Liabilities
Other non-current obligations	377	45,079
Notes payable, less current portion	34,313	19,992
Operating lease obligation, less current portion	40,430	37,058
Finance lease obligation, less current portion	23,718	17,940
Pension and post-retirement obligation, less current portion	4,726	4,718
Deferred tax liability	279	–
Total liabilities	$318,577	$259,766

Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024	–	–
Common stock, $0.01 par value; 30,000,000 shares authorized as of December 31, 2025 and 2024; 21,972,432 shares issued and 17,194,091 outstanding, and 21,281,247 shares issued and 17,382,138 outstanding as of December 31, 2025 and 2024, respectively	220	213
Additional paid-in-capital	355,458	329,073
Accumulated other comprehensive income	895	1,146
Treasury stock, at cost; 4,778,341 and 3,899,109, respectively	(84,931)	(60,901)
Stock subscription notes receivable	–	(30)
Accumulated deficit	(10,537)	(23,386)
Total shareholders' equity	$261,105	$246,115

TOTAL LIABILITIES AND EQUITY	$579,682	$505,881
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
BOWMAN CONSULTING GROUP LTD.
CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands except per share data)

	For the Year Ended December 31,
	2025	2024
Gross Contract Revenue	$490,017	$426,564
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	173,242	156,866
Sub-consultants and expenses	55,234	46,895
Total contract costs	228,476	203,761
Operating Expenses:
Selling, general and administrative	215,062	197,452
Depreciation and amortization	27,559	27,828
(Gain) on sale	(740)	(477)
Total operating expenses	241,881	224,803
Income (loss) from operations	19,660	(2,000)
Other expense	8,502	6,946
Income (loss) before tax expense	11,158	(8,946)
Income tax benefit	(1,691)	(11,980)
Net income	$12,849	$3,034
Earnings allocated to non-vested shares	621	230
Net income attributable to common shareholders	$12,228	$2,804
Earnings per share
Basic	$0.74	$0.18
Diluted	$0.73	$0.17
Weighted average shares outstanding:
Basic	16,414,804	15,754,344
Diluted	16,747,198	16,132,023
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
BOWMAN CONSULTING GROUP LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the Year Ended December 31,
	2025	2024
Net income	$12,849	$3,034
Other comprehensive (loss) income
Pension and post-retirement adjustments	(138)	545
Other comprehensive (loss) income	(138)	545
Income tax provision related to items of other comprehensive (loss) income	(113)	11
Other comprehensive (loss) income, net of tax	(251)	556
Comprehensive income, net of tax	$12,598	$3,590
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
BOWMAN CONSULTING GROUP LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Years Ended December 31, 2025 and 2024
(Amounts in thousands except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2024	17,694,495	$177	$215,420	(2,600,217)	$(26,410)	$590	$(76)	$(26,420)	$163,281
Issuance of new common shares in common stock offering	1,502,942	15	47,136	-	-	-	-	-	47,151
Issuance of new common shares	1,078,465	11	35,343	-	-	-	-	-	35,354
Purchase of treasury stock	0	-	-	(340,879)	(11,143)	-	-	-	(11,143)
Issuance of new common shares under stock compensation plan	775,919	8	(8)	-	-	-	-	-	-
Cancellation of common shares under stock compensation plan	(41,177)	(1)	1	-	-	-	-	-	-
Issuance of new common shares under employee stock purchase plan	78,533	1	1,920	-	-	-	-	-	1,921
Stock based compensation	-	-	25,895	-	-	-	-	-	25,895
Collections on stock subscription notes receivable	-	-	-	-	-	-	46	-	46
Exercises of conversion feature of convertible note	192,070	2	3,366	-	-	-	-	-	3,368
Repurchases of common stock	-	-	-	(958,013)	(23,348)	-	-	-	(23,348)
Other comprehensive income, net of tax	-	-	-	-	-	556	-	-	556
Net income	-	-	-	-	-	-	-	3,034	3,034
Balance at December 31, 2024	21,281,247	$213	$329,073	(3,899,109)	$(60,901)	$1,146	$(30)	$(23,386)	$246,115

Balance at January 1, 2025	21,281,247	$213	$329,073	(3,899,109)	$(60,901)	$1,146	$(30)	$(23,386)	$246,115
Issuance of new common shares	121,834	1	4,269	-	-	-	-	-	4,270
Purchase of treasury stock	-	-	-	(195,784)	(5,224)	-	-	-	(5,224)
Issuance of new common shares under stock compensation plan	415,060	4	(4)	-	-	-	-	-	-
Cancellation of common shares under stock compensation plan	(21,292)	-	-	-	-	-	-	-	-
Issuance of new common shares under employee stock purchase plan	72,613	1	1,797	-	-	-	-	-	1,798
Stock based compensation	-	-	18,535	-	-	-	-	-	18,535
Collections on stock subscription notes receivable	-	-	-	-	-	-	30	-	30
Exercises of conversion feature of convertible note	102,970	1	1,788	-	-	-	-	-	1,789
Repurchases of common stock	-	-	-	(683,448)	(18,806)	-	-	-	(18,806)
Other comprehensive income, net of tax	-	-	-	-	-	(251)	-	-	(251)
Net income	-	-	-	-	-	-	-	12,849	12,849
Balance at December 31, 2025	21,972,432	$220	$355,458	(4,778,341)	$(84,931)	$895	$–	$(10,537)	$261,105
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
BOWMAN CONSULTING GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$12,849	$3,034
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization - property and equipment	17,204	14,463
Amortization of intangible assets	10,347	13,982
Gain on sale of assets	(909)	(477)
Credit losses	1,646	1,552
Stock based compensation	18,751	25,727
Deferred taxes	36,497	(20,005)
Accretion of discounts on notes payable	1,091	483
Changes in operating assets and liabilities
Accounts receivable	(23,074)	(9,282)
Contract assets	(8,849)	(4,068)
Prepaid expenses and other assets	3,226	(5,702)
Accounts payable and accrued expenses	(33,675)	7,647
Contract liabilities	723	(3,053)
Net cash provided by operating activities	35,827	24,301
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,393)	(626)
Proceeds from sale of assets and disposal of leases	1,028	478
Payments received under loans to shareholders	-	11
Payments received under notes receivable	1,152	-
Capitalized internal-use software development costs	(370)	-
Purchase of intangible asset	-	(2,925)
Acquisitions of businesses, net of cash acquired	(35,207)	(24,450)
Collections under stock subscription notes receivable	30	46
Net cash used in investing activities	(35,760)	(27,466)
Cash Flows from Financing Activities:
Proceeds from common stock offering, net of underwriting discounts and commissions and other offering costs	-	47,151
Borrowings (Repayments) under revolving credit facility	58,350	(8,290)
Repayments under fixed line of credit	-	(345)
Proceeds from notes payable	-	6,209
Repayment under notes payable	(17,627)	(16,267)
Proceeds from finance leases	-	4,569
Payments on finance leases	(12,808)	(9,010)
Payment of contingent consideration from acquisitions	(1,383)	(2,299)
Payments for purchase of treasury stock	(5,224)	(11,143)
Repurchases of common stock	(18,806)	(23,348)
Proceeds from the issuance of common stock	1,799	1,949
Net cash provided by (used in) financing activities	4,301	(10,824)
Net increase (decrease) in cash and cash equivalents	4,368	(13,989)
Cash and cash equivalents, beginning of period	6,698	20,687
Cash and cash equivalents, end of period	$11,066	$6,698
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,712	$6,555
Cash paid for income taxes	$702	$8,454
Non-cash investing and financing activities
Property and equipment acquired under finance lease	$(22,302)	$(11,851)
Note payable converted to common shares	$(1,790)	$(3,368)
Issuance of notes payable for acquisitions	$(36,536)	$(21,625)
Issuance of contingent consideration	$-	$(2,030)
Settlement of contingent consideration	$3,004	$1,868

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
The Company’s workforce typically provides the full scope of engineering and other contract services. However, with respect to certain specialty services or other compliance requirements within a particular contract we may engage third-party sub-consultants. The Company’s headquarters is located in Reston, VA and the Company has over 135 offices throughout the United States and four offices in Mexico.
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
Deferred offering costs primarily consist of accounting, legal, and other fees associated with the common stock offering, and were netted against the proceeds upon the completion of the offering. No deferred offering costs were capitalized in the consolidated balance sheet as a result of this transaction.
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

Table of Content
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
Contract related assets and liabilities are classified as current assets and current liabilities. Significant balance sheet accounts related to the revenue cycle are as follows:
Accounts receivables, net:
Accounts receivable, net (contract receivables) includes amounts billed under the contract terms. The amounts are stated at their net realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated number of receivables that will not be collected. The Company considers several factors in its estimated expected credit losses including the related ages of past due receivables, including knowledge of a customer’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of such receivables. No single customer accounted for more than 10% of the Company's outstanding receivables at December 31, 2025.
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
Cash and Cash Equivalent
The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less at the time of purchase to be cash and cash equivalents. Cash consists primarily of funds held in accounts at financial institutions, including certain accounts designated as zero balance accounts whereby balances are swept nightly to reduce the outstanding balance under the Company’s line of credit, if any. Cash and cash equivalents also include investments in U.S. government money market funds that are highly liquid and readily convertible to known amounts of cash.
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

Table of Content
The Company can, at times, be subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the years ended December 31, 2025 and 2024. The Company’s customers are located throughout the United States. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.
Allowance for Expected Credit Losses
The Company records accounts receivable net of an allowance for expected credit losses. The allowance is determined based upon management’s review of the estimated collectability of the specific accounts receivable, customer type, customer credit worthiness, plus a general provision based upon the historical loss experience and existing economic conditions. The Company charges off uncollectible amounts against the allowance for expected credit losses once management determines the amount, or a portion thereof, to be worthless. Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for expected credit losses. As of December 31, 2025 and 2024, the balance in the allowance for expected credit losses was $3.7 million and $2.9 million, respectively.
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
For the years ended December 31, 2025 and 2024, the Company recognized a $0.9 million and a $0.5 million gain, respectively, from the disposal of certain pieces of property and equipment in connection with sale-leaseback transactions. This amount is recorded within gain on sale on the accompanying consolidated financial statements.
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
Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. The reserve is reviewed on a quarterly basis and adjusted as necessary to reflect updated estimates of claims. Our self-insurance reserves totaled $2.0 million as of December 31, 2025.

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
We evaluate our indefinite-lived intangible assets for impairment on October 1st of each year. When we evaluate our indefinite-lived intangible assets for potential impairment, generally, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying value. If we determine qualitatively that the fair value of the asset is more likely than not less than its carrying value, or if we decide to bypass the qualitative assessment, we perform a quantitative analysis. The estimated fair value of the indefinite-lived intangible assets is based on forward-looking estimates of performance and cash flows. If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss would be recognized in our consolidated statement of operations in an amount equal to the excess of the carrying value over the estimated fair value.
The Company performed an impairment analysis for goodwill and indefinite-lived intangible assets for the years ended December 31, 2025 and 2024 and concluded that the fair value of the reporting unit exceeded its carrying amount and that the fair value of its indefinite-lived intangible assets exceeded their respective carrying values. Accordingly, no impairment was required.
Definite-lived intangible assets include both acquired and internally developed intangible assets. Definite-lived intangible assets acquired through asset acquisitions or business combinations include customer relationships, contract rights, and favorable leaseholds. In addition, the Company capitalizes certain internal-use software costs that meet the capitalization criteria under applicable accounting guidance, which are classified as developed technology. Definite-lived intangible assets are amortized over their estimated useful lives ranging from two to thirteen years using a straight-line method as it approximates the accelerated method.
The Company is required to review long-lived assets and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. We report assets to be disposed of at the lower of the carrying amount or fair value, less cost to sell. There were no impairment indicators of long-lived assets or definite lived intangibles for the years ended December 31, 2025 and 2024.
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

Table of Content
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
As of December 31, 2025, HAS had total assets of $7.9 million, consisting primarily of accounts receivable, and total liabilities of $8.4 million, consisting primarily of accounts payable. HAS does not have any third-party debt or restricted assets, and creditors of HAS do not have recourse to the general credit of the Company.
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
As of December 31, 2025 and 2024:
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
The following is a summary of change in contingent consideration:

	For the Year Ended	For the Year Ended
(in thousands)	December 31, 2025	December 31, 2024
Balance at beginning of period	$6,652	$10,567
Fair value of contingent consideration issuances	43	2,030
Change in fair value of contingent consideration	(710)	(1,559)
Settlement of contingent consideration	(4,404)	(4,386)
Balance at end of period	$1,581	$6,652
The change in fair value consideration is included in Other Expense in the Consolidated Income Statement.
Advertising Expense
The Company expenses the cost of advertising as incurred. Advertising expense was $0.3 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.
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
The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. The Company’s effective tax rate for the years ended December 31, 2025 and 2024 was (15.1)% and 133.9%.
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
The Company files income tax returns in the U.S. federal jurisdiction and certain states in which it operates. Based on the timing of the filing of certain tax returns, the Company’s federal income tax returns for tax years 2022 and thereafter remain subject to examination by the U.S. Internal Revenue Service. The statute of limitations on the Company’s state income tax returns generally conforms to the federal three-year statute of limitations.

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
Recently Issued Accounting Guidance
Accounting guidance recently adopted
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Accounting for and Disclosure of Software Costs. The ASU eliminates the project-stage model for internal-use software, introduces a “probable-to-complete” capitalization threshold, and requires enhanced disclosures related to capitalized internal-use software costs. The Company early adopted this guidance in 2025 on a prospective basis. The Company believes that early adoption of ASU 2025-06 is preferable because it enhances transparency and comparability in the accounting for internal-use software costs and aligns the Company’s accounting with current authoritative guidance and industry practice. The Company capitalized approximately $0.4 million of qualifying internal-use software costs during the year ended December 31, 2025, which are included within other intangible assets, net. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires enhanced disaggregated disclosures related to an entity’s effective tax rate reconciliation and income taxes paid. The Company adopted this guidance in 2025 on a retrospective basis, and the required disclosures are reflected in this Annual Report on Form 10-K. The adoption of ASU 2023-09 did not have an impact on the Company’s recognition, measurement, or cash flows and resulted only in expanded income tax disclosures.
Accounting guidance not yet adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures
The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company’s Consolidated Financial Statements
3. Earnings Per Share and Certain Related Information
Basic earnings per share is calculated by dividing net income attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the years ended December 31, 2025 and 2024. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings of the Company. The dilutive effect of options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of performance based restricted stock units, which are considered contingently issuable shares, is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee Stock Purchase Plan is reflected in diluted earnings per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The dilutive effect of convertible debt is reflected in diluted earnings per share by application of the if-converted method. The Company uses the two-class method to determine earnings per share.
For calculating basic earnings per share, for the year ended December 31, 2025, the weighted average number of shares outstanding exclude 833,652 non-vested restricted shares and 115 unexercised substantive options. The computation of diluted earnings per share for the year ended December 31, 2025 did not include the effect of non-vested restricted shares or substantive options because the effect was antidilutive.

Table of Content
For calculating basic earnings per share, for the year ended December 31, 2024, the weighted average number of shares outstanding exclude 1,290,426 non-vested restricted shares and 2,963 unexercised substantive options. The computation of diluted earnings per share for the year ended December 31, 2024 did not include the effect of non-vested restricted shares or substantive options because the effect was antidilutive.
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the years ended December 31, 2025 and 2024 (in thousands, except share data):

	For the Year Ended December 31,
	2025	2024
Numerator
Net income	$12,849	$3,034
Earnings allocated to non-vested shares	621	230
Subtotal	$12,228	$2,804
Denominator
Weighted average common shares outstanding	16,414,804	15,754,344
Effect of dilutive contingently earned shares	332,394	377,679
Dilutive average shares outstanding	16,747,198	16,132,023
Basic earnings per share	$0.74	$0.18
Dilutive earnings per share	$0.73	$0.17
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
Under the 2024 Repurchase Authorization, which expired in 2025, the Company repurchased 1,368,576 shares of common stock at an average price of $23.97 per share. Under the 2025 Repurchase Authorization, the Company repurchased 272,885 shares of common stock at an average price of $34.25 per share through December 31, 2025, and $15.7 million remained available for future repurchases as of that date.
4. Acquisitions
Business Combinations
2025 Acquisitions
During 2025, the Company completed seven acquisitions, with the purchase price allocation, including the residual amount allocated to goodwill, based on preliminary information. This allocation is subject to change as additional data concerning final asset and liability valuations are obtained and management finalizes its reassessment of the measurement period procedures, based on the results of the preliminary valuation. The Company does not anticipate any significant adjustments during the applicable measurement period. However, the Company will adjust assets and liabilities if new

Table of Content
information arises regarding facts and circumstances that existed as of the acquisition date, which, if known, would have led to revised estimated values for those assets or liabilities. The effect of any measurement period adjustments will be reflected as if the adjustments had been made on the acquisition date.
RPT Alliance, LLC

On December 5, 2025, the Company entered into a purchase agreement with RPT Alliance, LLC (“RPT”), a Houston-based engineering firm specializing in the design of natural gas transmission facilities and power generation infrastructure, including microgrid and bridging power installations serving data centers, industrial power consumers and utility operators. The Company paid total consideration of $61.3 million, which was comprised of cash, promissory note, and assumed liabilities. The promissory note bears a simple interest rate fixed at 6.00%, and is payable in equal quarterly payments of principal and interest beginning April 2026 and ending January 2029. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. For tax purposes, the RPT transaction is treated as a deemed asset acquisition, resulting in a step up in tax basis. As a result, all of the goodwill recognized is expected to be deductible for tax purposes.

The following summarizes the preliminary calculations of the fair values of RPT assets acquired and liabilities assumed as of the acquisition date (in thousands):

(in thousands)	RPT
Assets:
Accounts Receivable, net	$2,733
Contract assets	601
Prepaid and other current assets	57
Property and equipment, net	68
Operating lease, right-of-use assets	1,501
Goodwill	31,953
Other intangible assets	27,950
Other assets	218
Total assets acquired:	$65,081
Liabilities:
Accounts payable and accrued liabilities, current portion	$518
Contract liabilities	1,798
Other non-current obligations	31,212
Operating lease obligation, less current portion	1,501
Total liabilities assumed:	$35,029
Net assets acquired:	$30,052

Cash paid for acquisition, net of cash acquired	$30,052

The consolidated financial statements of the Company include the results of operations since the date RPT was acquired. The following table presents the results of operations of RPT since the date of acquisition for the year ended December 31, 2025 (in thousands):

For the Year Ended December 31, 2025
Gross contract revenue[1]	$1,738
Pre-tax net income[2]	$652

Table of Content
1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired company. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.

2 Pre-tax net income excludes corporate overhead allocation.

The following table presents the unaudited, pro forma consolidated results of operations for the year ended December 31, 2025 and December 31, 2024 assuming that the RPT acquisition, discussed above, occurred on January 1, 2024. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Year Ended
	December 31, 2025	December 31, 2024
Gross contract revenue[3]	$506,216	$439,730
Pre-tax net income (loss)	$13,972	$(9,221)

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

For the year ended December 31, 2025, the Company did not record any measurement period adjustments related to the acquisition of RPT and the provisional amounts recognized at acquisition date remain unchanged.

Other 2025 Acquisitions

During the year ended December 31, 2025, the Company completed six additional acquisitions in diverse geographic regions and service lines. The Company paid total consideration of $14.1 million through combinations of cash, promissory notes, convertible note, shares of common stock and assumed liabilities. No cash was acquired with these acquisitions. Shares of common stock issued in connection with the acquisitions are subject to a six-month lock-up. Promissory notes bear a simple interest rate of 5.00% and are payable in quarterly payments of principal and interest beginning May 2025 and ending in October 2028. The convertible note bears a simple interest rate of 5.00% and provides for four quarterly interest-only payments beginning in October 2025 through July 2026, followed by eight quarterly payments of principal and interest beginning in October 2026, with all unpaid principal and interest due in July 2028; see Note 12 Notes Payable for additional information regarding the convertible notes payable. For tax purposes, the acquisitions were treated as asset acquisitions, in which case the assets have been stepped up and recorded at their respective fair values. For asset acquisitions, all the goodwill recognized is expected to be deductible for tax purposes. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. For two of the acquisitions, the purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration in the form of cash, convertible note and a promissory note, based on certain financial performance thresholds. The final settlement amount will depend on ongoing operations of the acquired company. The payout amounts range between $0 and $2.8 million for certain arrangements and between $0 and $1.8 million for other arrangements. See Note 2 Fair Value Measurements for additional information regarding the fair value of contingent consideration.

The following summarizes the preliminary calculations of the fair values of the other 2025 acquisition assets acquired and liabilities assumed as of the acquisition date (in thousands):

Table of Content

(in thousands)	2025
Assets:
Accounts Receivable, net	$1,441
Contract assets	694
Prepaid and other current assets	150
Property and equipment, net	339
Operating lease, right-of-use assets	1,063
Goodwill	6,960
Other intangible assets	5,198
Other assets	13
Total assets acquired:	$15,858
Liabilities:
Accounts payable and accrued liabilities, current portion	$139
Contract liabilities	$539
Other non-current obligations	$5,884
Operating lease obligation, less current portion	$1,063
Total liabilities assumed:	$7,625
Net assets acquired:	$8,233
Cash flow reconciling items:
Issuance of common stock as partial consideration	(3,076)
Cash paid for acquisitions, net of cash acquired	$5,157

For the year ended December 31, 2025, the Company recorded immaterial measurement period adjustments related to its other 2025 acquisitions, excluding RPT. These adjustments were recorded as an offset to goodwill and did not impact operating income for any prior periods.
The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of companies acquired during 2025 (excluding RPT) from their respective dates of acquisition for the year ended December 31, 2025 (in thousands):

For the Year Ended December 31, 2025
Gross contract revenue[1]	$6,751
Pre-tax net income[2]	$820
1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.

2 Pre-tax net income excludes corporate overhead allocation.

The following table presents the unaudited, pro forma consolidated results of operations for the year ended December 31, 2025 and December 31, 2024 assuming that the companies acquired in 2025 (excluding RPT), discussed above, occurred on January 1, 2024. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

Table of Content

	For the Year Ended
	December 31, 2025	December 31, 2024
Gross contract revenue[3]	$496,125	$440,634
Pre-tax net income (loss)	$13,181	$(8,040)

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
In connection with all of the 2025 acquisitions, the Company recognized $0.4 million of acquisition related expenses within Other Income and Expenses in the consolidated statement of income for year ended December 31, 2025, including legal fees, consulting fees, and other miscellaneous expenses associated with acquisitions.

2024 Acquisitions
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

The consolidated financial statements of the Company include the results of operations since the date Surdex was acquired. The following table presents the results of operations of Surdex since the date of acquisition for the year ended December 31, 2025 (in thousands):

For the Year Ended December 31, 2025
Gross contract revenue[1]	$31,083
Pre-tax net loss[2]	$(905)

1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired company. There is no assurance these adjustments will be consistent in future periods.

2 Pre-tax net loss excludes corporate overhead allocation.

The following table presents the unaudited, pro forma consolidated results of operations for the year ended December 31, 2025 and December 31, 2024 assuming that the Surdex acquisition, discussed above, occurred on January 1, 2023. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

Table of Content

	For the Year Ended
	December 31, 2025	December 31, 2024
Gross contract revenue[3]	$490,017	$432,582
Pre-tax net income	$10,761	$(10,655)

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

The following summarizes the calculations of the fair values of the other 2024 acquisition assets acquired and liabilities assumed as of the acquisition date (in thousands):

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
The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of companies acquired during 2024 (excluding Surdex) from their respective dates of acquisition for the year ended December 31, 2025 (in thousands):

For the Year Ended December 31, 2025
Gross contract revenue[1]	$35,427
Pre-tax net income[2]	$7,942

1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.

2 Pre-tax net income excludes corporate overhead allocation.

The following table presents the unaudited, pro forma consolidated results of operations for the year ended December 31, 2025 and December 31, 2024 assuming that the companies acquired in 2024 (excluding Surdex), discussed above, occurred on January 1, 2023. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

Table of Content

	For the Year Ended
	December 31, 2025	December 31, 2024
Gross contract revenue[3]	$490,017	$442,345
Pre-tax net income	$11,904	$(9,211)

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
Definite-lived intangible assets that were acquired through asset acquisitions or business combinations include customer relationships, contract rights, developed technology and favorable leaseholds. These intangible assets are amortized over their estimated useful lives ranging from two to thirteen years using a straight-line method as it approximates the accelerated method.
The following table summarizes the preliminary purchase price allocation at fair value for identifiable intangible assets acquired in 2025 and 2024:

	2025	Weighted-Average Life	2024	Weighted-Average Life
Customer relationships	$30,138	14.58	$20,540	12.51
Contract rights	2,669	0.59	5,790	1.42
Developed Technology	320	10.00	–	–
Favorable leaseholds	21	5.25	101	5.50
Total	$33,148		$26,431

5. Disaggregation of Revenue and Contract Balances
The Company disaggregates revenues by contract type, see Revenue Recognition in Note 2 for further details. For the year ended December 31, 2025 and 2024, the Company derived 91.7% and 90.8% of its revenue from contracts classified as lump sum, and 8.3% and 9.2% of its revenue from exclusively time and material contracts, respectively. The Company had approximately $369.8 million in remaining performance obligations on its fixed fee projects as of December 31, 2025 of which it expects to recognize approximately 88.3% within the next twelve months and the remaining 11.7% thereafter.
Disaggregated revenues by contract type were as follows (in thousands):

	For the Twelve Months Ended December 31,
	2025		2024
Fixed fee	$449,241	91.7%	$387,328	90.8%
Time-and materials	40,776	8.3%	39,236	9.2%
Gross contract revenue	$490,017	100.0%	$426,564	100.0%
The Company recognized $4.7 million of revenue for the year ended December 31, 2025, which was included in the contract liabilities balance as of December 31, 2024.

Table of Content
6. Contracts in Progress
The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Costs incurred on uncompleted contracts	$489,795	$388,531
Estimated contract earnings in excess of costs	750,896	600,147
Estimated contract earnings to date	1,240,691	988,678
Less: billed to date	(1,198,144)	(953,214)
Net contract assets	$42,547	$35,464
7. Notes Receivable
The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The maturity dates for certain notes from officers, employees and affiliated entities have been extended until December 2027. The following is a summary of these notes receivable (in thousands):

	December 31, 2025	December 31, 2024
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 0.0% - 5.5%. The notes receivable mature through Dec. 31, 2027.	$1,121	$2,527
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2027.[1]	903	903
Total:	2,024	3,430
Less: current portion
Officers, employees and affiliates	(13)	(1,889)
Non-current portion	$2,011	$1,541
1Notes initiated prior to the Company's initial public offering.
Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. No interest was accrued on the notes receivable for the year ended December 31, 2025.

Table of Content
8. Property and Equipment, Net
Property and equipment for fixed assets are as follows (in thousands):

	December 31, 2025	December 31, 2024
Computer equipment	$3,092	$2,867
Survey equipment	5,946	5,944
Vehicles	2,483	2,425
Furniture and fixtures	2,754	2,581
Leasehold improvements	9,707	9,469
Software	466	396
Camera equipment	947	891
Aircraft	8,345	7,829
Aircraft engine & GPS	1,535	1,517
Fixed assets pending lease financing [1]	1,766	715
Total:	37,041	34,634
Less: accumulated depreciation	(22,094)	(18,604)
Property and Equipment, net of finance lease assets	$14,947	$16,030
1Assets acquired which will be re-financed under the Company's finance lease facilities
Depreciation expense for fixed assets for the years ended December 31, 2025 and 2024 was $3.6 million and $4.0 million, respectively.
Property and equipment for finance leased assets are as follows (in thousands):

	December 31, 2025	December 31, 2024
Equipment	$48,483	$33,654
Vehicles	14,400	10,287
Total:	62,883	43,941
Less: accumulated amortization on leased assets	(28,624)	(17,960)
Finance lease assets, net	$34,259	$25,981
Amortization expense for finance leased assets for the years ended December 31, 2025 and 2024 was $13.8 million and $9.9 million, respectively.
9. Goodwill
The following is a summary of goodwill resulting from business acquisitions held by the Company at December 31, 2025 (in thousands):

Goodwill
Balance as of December 31, 2024	$134,653
2025 Acquisitions - additions	38,913
2025 Acquisitions - adjustments	34
2024 Acquisitions - adjustments	(21)
Balance as of December 31, 2025	$173,579

Table of Content
10. Intangible Assets
Total intangible assets consisted of the following at December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$94,302	$(17,573)	$76,729	$64,164	$(11,172)	$52,992
Contract rights	22,720	(20,245)	2,475	20,051	(16,393)	3,658
Favorable leaseholds	640	(268)	372	619	(182)	437
Developed Technology	690	(8)	682	–	–	–
Domain name	281	–	281	281	–	281
Licensing rights	8,041	–	8,041	8,041	–	8,041
Total	$126,674	$(38,094)	$88,580	$93,156	$(27,747)	$65,409
Developed technology consists of both capitalized internal-use software costs and acquired technology recognized in connection with business combinations. As of December 31, 2025, the gross carrying amount of developed technology totaled $0.7 million, of which $0.4 million relates to capitalized internal-use software costs and $0.3 million relates to acquired technology recognized in a business combination. Acquired technology is amortized on a straight-line basis over an estimated useful life of approximately ten years. Amortization expense related to developed technology is included within depreciation and amortization in the consolidated income statements. Refer to Note 2 for additional information regarding the adoption of ASU 2025-06.
On July 1, 2024, the Company acquired licensing rights with an indefinite useful life to perform engineering services in the state of New York for a total of $5.0 million before any tax adjustments. The licensing rights are considered to have an indefinite useful life and, as such, are not subject to amortization. The acquired licensing right has a weighted average period of 1.25 years until the next renewal.
The following table summarizes the total weighted average useful lives of intangible assets by asset class used for expense purposes:

	December 31, 2025	December 31, 2024
Customer relationships	12.38	11.35
Contract rights	1.61	1.75
Leaseholds	7.41	7.48
Developed Technology	10.00	–
Amortization expense for the years ended December 31, 2025 and 2024 was $10.3 million and $14.0 million, respectively.
Future amortization is as follows for the years ending December 31 (in thousands):

Year ending December 31,
2026	$10,692
2027	8,230
2028	7,701
2029	7,605
2030	7,067
Thereafter	38,594
Total	$79,889

Table of Content
11. Revolving Credit Facility
On October 30, 2025, the Company and certain of its subsidiaries, as guarantors, entered into a Second Amendment to its Credit Agreement (as amended, the “Credit Agreement”), which increased the maximum aggregate revolving commitments under the Company’s revolving credit facility (the “Revolving Credit Facility”) from $140.0 million to $210.0 million. The Second Amendment also added PNC Bank, National Association as an additional lender, revised certain covenant definitions and requirements, and added an additional guarantor. The Second Amendment did not modify the applicable interest rate margins, pricing grid, or maturity date of the Revolving Credit Facility, which remains May 2, 2029.
In connection with the Second Amendment, approximately 23.81% of the funded outstanding borrowings under the Revolving Credit Facility were reallocated to the new lender. The Company evaluated the Second Amendment under the guidance in ASC 470-50 and concluded that the amendment represented a modification at the instrument level, as the quantitative 10% cash flow test was not met. However, the lender reallocation resulted in a partial extinguishment at the lender level. As a result, the Company recognized a write-off of approximately $0.1 million of unamortized deferred financing costs, which was recorded in interest expense during the year ended December 31, 2025. In addition, the Company paid amendment fees of approximately $0.2 million in connection with the Second Amendment, which were capitalized as deferred financing costs and are being amortized over the remaining term of the Revolving Credit Facility.
On March 12, 2025, the Company entered into a First Amendment to the Credit Agreement, which increased the maximum aggregate revolving commitments from $100.0 million to $140.0 million. There were no other material changes to the terms of the Revolving Credit Facility in connection with the First Amendment.
The Credit Agreement was originally entered into on May 2, 2024, by the Company and certain of its subsidiaries, as guarantors, with lenders including Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and TD Bank, N.A., as syndication agent. The Revolving Credit Facility replaced the Company’s previous $70.0 million revolving credit facility and its non-revolving fixed line of credit with Bank of America, N.A. In connection with the Revolving Credit Facility, the Company and certain of its subsidiaries entered into a Security and Pledge Agreement dated May 2, 2024, pursuant to which the obligations under the Revolving Credit Facility are secured by substantially all assets of the Company.
Under the Revolving Credit Facility, the Company is required to comply with certain affirmative and negative covenants, including covenants related to indebtedness, investments, liens, restricted payments, and financial covenants, including a leverage ratio and fixed charge coverage ratio, as defined in the Credit Agreement. The Company was in compliance with all covenants under the Revolving Credit Facility as of December 31, 2025.
As of December 31, 2025 and 2024, the outstanding balance under the Revolving Credit Facility was $95.4 million and $37.0 million, respectively. Interest rates applicable to borrowings under the Revolving Credit Facility ranged from 6.23% to 7.95% as of December 31, 2025. All outstanding principal on the Revolving Credit Facility is due on May 2, 2029. Interest expense on the Revolving Credit Facility totaled $3.9 million and $2.8 million during the years ended December 31, 2025 and 2024, respectively.

Table of Content
12. Notes Payable
Notes payable consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Related and/or affiliated parties:
[1]Shareholders and owners of acquired entities - Interest accrues annually at rates ranging from 3.25% - 11.00%. The notes payable mature on various dates through October 2028.	$47,299	$25,498
Convertible notes payable - Interest accrues annually at rates ranging from 4.75% - 7.00% annually. The convertible notes payable mature on various dates through November 2028.	5,312	5,047
Unrelated third parties:
Note payable for purchase of tangible assets	4,366	5,522
Note payable for purchase of intangible asset	619	2,075
Discounts on notes payable issued as consideration in acquisitions:
[1]Shareholders and owners of acquired entities	(729)	(915)
Other	144	(160)
Total	57,011	37,067
Less: current portion	(22,698)	(17,075)
Non-current portion	$34,313	$19,992
1 Includes notes payable to all owners irrespective of current relationship with the Company.
Interest expense attributable to the notes payable totaled $3.1 million and $3.2 million for the years ended December 31, 2025 and 2024, respectively.
Future principal payments on notes payable, presented as the gross amount before discounts, are as follows for the years ending December 31 (in thousands):

2026	$23,666
2027	19,095
2028	14,317
2029	518
Total	$57,596
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
As of December 31, 2025, the holders of the Project Design Consultants, LLC convertible note had converted a total of $3.8 million of principal into 271,014 shares of common stock at $14.00 per share. The remaining balance of the note,

Table of Content
consisting of $0.2 million in principal, was settled in cash along with all the accrued interest, resulting in the full repayment of the note with no remaining obligations.
The holders of the H2H Geoscience Engineering, PLLC convertible note converted a total of $1.2 million of principal into 67,708 shares of common stock at $18.00 per share, resulting in full settlement of the note.
The holders of the Exeltech Consulting, Inc. convertible note converted approximately of $0.1 million of principal into 4,255 shares of common stock at $32.32 per share, representing a partial conversion of the note. The remaining principal balance remained outstanding as of December 31, 2025.
No additional elections or conversions had been made as of December 31, 2025.
The following table summarizes the convertible notes as of December 31, 2025, (in thousands, except conversion price):

Convertible Notes:	Date Issued	Principal Amount	Interest Rate	Conversion Price	Remaining Balance[1]
Project Design Consultants, LLC	07/22	$4,000	4.75%	$14.00	$–
Anchor Consultants, LLC	08/22	$1,100	5.50%	$18.00	$525
H2H Geoscience Engineering, PLLC	12/22	$1,600	7.00%	$18.00	$–
Exeltech Consulting, Inc.	11/24	$2,200	5.00%	$32.32	$1,692
UP Engineering, LLC	02/25	$1,200	5.00%	$32.50	$1,252
e3i Engineers, INC	07/25	$1,800	5.00%	$32.50	$2,010
1Includes discounts, and reflects the net remaining balance on convertible notes.
13. Pension and Post-retirement Benefit Obligations
The Company acquired various non-qualified defined benefit pension plans in the U.S. (the "Plan"). Individual benefits under the Plan generally are based on the employee’s years of creditable service and compliance with non-compete agreements. The plan is unfunded and there are no plan assets. The pension benefit obligations were measured as of December 31, 2025 and 2024. There were no contributions made to the Plan as of December 31, 2025 and 2024.
The following tables provide reconciliations of the changes in the Plans’ benefit obligations as of December 31, 2025 and 2024:

(Amounts in thousands)	December 31, 2025	December 31, 2024
Change in benefit obligation
Benefit obligation at beginning of year	$5,026	$5,046
Service cost	34	39
Interest cost	268	276
Direct benefit payments	(299)	(296)
Net transfers in	–	559
Actuarial gain (loss)	9	(598)
Benefit obligation at end of year	$5,038	$5,026
The following table sets forth the amounts recognized in the consolidated balance sheets as of December 31, 2025 and 2024:

Table of Content

(Amounts in thousands)	December 31, 2025	December 31, 2024
Amount recognized in the consolidated balance sheets:
Accounts payable and accrued liabilities, current portion	$(312)	$(308)
Post-retirement obligation, less current portion	(4,726)	(4,718)
Net amount recognized in the balance sheet	$(5,038)	$(5,026)

There are no required minimum contributions for the pension plans and pension costs are determined using the assumptions as of the beginning of the plan year.

14. Related Party Transactions
Bowman Lansdowne Development, LLC (BLD) is an entity in which Mr. Bowman has an ownership interest. On December 31, 2025 and 2024, the Company’s notes receivable included $0.5 million and $0.5 million, respectively, from BLD, with a maturity date of December 31, 2027. Mr. Bowman has executed a Guaranty of Collection for the amount of the current unpaid principal balance.
Lansdowne Development Group, LLC (LDG) is an entity in which BLD has a minority ownership interest. On December 31, 2025 and 2024, our accounts receivable included $0.1 million and $0.1 million, respectively, due from LDG. On December 31, 2025 and 2024, notes receivable included $0.4 million and $0.4 million, respectively, from LDG, with a maturity date of December 31, 2027. Mr. Bowman has executed a Guaranty of Collection for the amount of the current unpaid principal balance.
Bowman Realty Investments 2010, LLC (BR10) is an entity in which Mr. Bowman has an ownership interest. On December 31, 2025 and 2024, the Company’s notes receivable included $0.2 million and $0.2 million, respectively, from BR10, with a maturity date of January 31, 2027. BR10 executed a Pledge and Assignment Agreement as security for its obligation to the Company.
MREC Shenandoah VA, LLC (“MREC Shenandoah”) is an entity in which Lake Frederick Holdings, LLC (“Lake Frederick Holdings”) owns a 92% interest and Shenandoah Station Partners LLC, an entity owned in part by Bowman Lansdowne and in part by Bowman Realty 2013, owns an 8% interest. Mr. Bowman owns a 100% interest in, and is the manager of, Lake Frederick Holdings. Mr. Bowman is the sole member of Bowman Realty 2013. Since 2020, the Company has provided engineering services to MREC Shenandoah in exchange for cash payments. During the years ended December 31, 2025 and 2024, the Company invoiced $0.4 million and $0.6 million, respectively, and received payments of $0.1 million and $0.1 million, respectively.
During the years ended December 31, 2025 and 2024, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services were $0.2 million and $0.2 million, respectively. These entities were billed $0.2 million and $0.3 million, respectively.
In August of 2022, the Company agreed to reimburse Mr. Bowman at a fixed hourly rate for the business use of an aircraft owned by Sunrise Asset Management, a company owned 100% by Mr. Bowman. The Company paid $0.1 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. Mr. Bowman has since sold the aircraft.

Table of Content
15. Income Taxes
The provision (benefit) for income taxes consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Current expense (benefit):
Federal	$(34,848)	$4,418
State	(3,252)	3,242
Foreign	33	24
Total	(38,067)	7,684
Deferred expense (benefit):
Federal	31,498	(16,512)
State	4,878	(3,152)
Foreign	–	–
Total	36,376	(19,664)
Provision (benefit) for income taxes	$(1,691)	$(11,980)
The Company measures deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. Components of the Company’s deferred tax asset and liability are as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Research and development credit carryover	$14,481	$–
Lease liabilities	13,404	12,379
Bad debt reserve	946	795
Accrued employee related expenses	3,606	2,633
Capitalized research and development costs	38,339	52,040
Restricted stock units	1,207	2,965
PSU's	2,383	1,878
Acquisition related transaction costs	791	818
Total deferred tax assets	75,157	73,508
Deferred tax liabilities:
Fixed asset depreciation	(9,108)	(7,579)
Lease assets	(11,768)	(10,833)
Intangible asset amortization	(4,957)	(6,782)
Prepaid expenses	(1,366)	(1,442)
Section 481(a) adjustment	(37,822)	(1,580)
Goodwill amortization	(4,334)	(3,137)
Other	(259)	(115)
Total deferred tax liabilities	(69,614)	(31,468)
Net deferred tax assets (liabilities)	$5,543	$42,040

The Company’s tax attributes, including research and development credits, are subject to any ownership changes as defined under the Internal Revenue Code Sections 382 and 383. A change in ownership could affect the Company’s ability to utilize its credits and certain other tax attributes. The Company has recognized the portion of research and development credits acquired that will not be limited and more likely than not to be realized. The Company has not completed a study under Internal Revenue Code Section 382. However, such study is not anticipated to limit the credit. As of December 31, 2025, the Company has R&D credits carryforward of $14.5 million which expire starting in 2042.

Table of Content
Based on the Company’s operating history and management’s expectation regarding future profitability, management believes the Company’s deferred tax assets are more likely than not to be realizable under ASC 740, Income Taxes. Accordingly, no valuation allowance exists as of December 31, 2025, and December 31, 2024.
Effective Tax Rate Reconciliation
The following table reconciles the U.S. federal statutory income tax rate of 21% to the Company’s effective income tax rate for the years ended December 31, 2025 and 2024. The Company's significant reconciling items are disaggregated and presented on both a percentage and dollar basis.

	December 31, 2025		December 31, 2024
Income Tax Rate Reconciliation	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	$2,343	21.0%	$(1,871)	20.9%
State and Local Income Taxes, Net of Federal Income Tax Effect [1]	1,626	14.6%	(879)	9.8%
Foreign Tax Effects	6	0.1%	24	(0.3)%
Tax Credits
Research and Development Tax Credits	(4,818)	(43.2)%	(7,067)	79.0%
Nontaxable or Nondeductible Items
Equity-based Compensation	(797)	(7.1)%	(3,952)	44.2%
Section 162(m) Compensation	1,397	12.5%	3,499	(39.1)%
Meals & Entertainment	24	0.2%	399	(4.5)%
Employee Stock Purchase Plans	218	2.0%	319	(3.6)%
Acquisition-related	539	4.8%	–
Other permanent differences	16	0.1%	(25)	0.3%
Changes in Unrecognized Tax Benefits	(2,279)	(20.4)%	(2,414)	27.0%
Other	34	0.3%	(13)	0.2%
Effective Tax Rate	$(1,691)	(15.1)%	$(11,980)	133.9%
1 State and local taxes in Illinois, Maryland, Pennsylvania, Tennessee, Michigan, Florida and Idaho and made up the majority (greater than 50%) of the tax effect in this category for the year ended December 31, 2025. For the year ended December 31, 2024, State and local taxes in Virginia made up the majority of the tax effect in this category.
The adjustment to the statutory rate from state income taxes for the year ended December 31, 2025, and December 31, 2024, respectively, are the result of state and local income tax expense, including tax rate and apportionment factor changes.
The adjustment to the statutory rate from Internal Revenue Code Section 162(m) for the year ended December 31, 2025, and December 31, 2024, are the result of permanent differences created by the annual disallowance of certain executive compensation exceeding $1.0 million.

The adjustment to the statutory rate from stock compensation for the year ended December 31, 2025, and 2024, are the result of permanent differences recognized for the tax deduction in excess of book amortization on the exercise and vesting of stock-based compensation.
The adjustment to the statutory rate from research and development credits for the year ended December 31, 2025, and 2024 are the result of application of research and development tax credits generated by the Company in connection with certain at-risk work performed on behalf of our customers.
The Company has elected to record tax-related penalties and interest as current income tax expense. The Company recorded net benefits of $2.2 million and $2.8 million related to reversal of penalties and interest for some uncertain tax positions for the years ended December 31, 2025 and December 31, 2024, respectively.

Table of Content
A reconciliation of the beginning and ending balances of unrecognized tax benefits (excluding interest and penalties) is as follows for the year ended December 31, 2025, and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Balances at January 1	$53,261	$38,899
Additions based on tax positions related to the prior year	–	99
Decreases based on tax positions related to prior year	(52,051)	(5,354)
Additions based on tax positions related to the current year	250	19,617
Settlements	–	–
Reductions for tax positions due to lapse of statute	(364)	–
Other changes	–	–
Balances at December 31	$1,096	$53,261

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at December 31, 2025 and 2024, is $1.1 million and $1.2 million, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S. The OBBBA contains a broad range of tax reform provisions affecting businesses including the allowance of immediate expensing of qualifying research and development expenses. As a result, the Company has adopted full expensing for domestic research and experimental expenses incurred in 2025. Further, the Company changed its method of accounting during the quarter ended September 30, 2025, to treat research and development expenses for tax years ended December 31, 2022, 2023, and 2024, as specified research or experimental (SRE) expenses under Section 174. Accordingly, the Company decreased the uncertain tax positions for Section 174.
Cash paid for income taxes, net of refunds received, during the years ended December 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Federal	$34	$4,907
States
Florida	–	429
Virginia	(523)	902
Other States[1]	1,134	2,216
Foreign	57	–
	$702	$8,454
1 Other states for 2025 are mainly California, Maryland, New Jersey, Texas, Michigan, Arizona, Illinois, North Dakota, Pennsylvania, Vermont, New York, District of Columbia and Massachusetts.
The Company files income tax returns in the U.S. federal jurisdiction and certain states in which it operates. The Company’s federal income tax returns for tax years 2022 and thereafter remain subject to examination by the U.S. Internal Revenue Service. The statute of limitations on the Company’s state income tax returns generally conforms to the federal three-year statute of limitations.
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

Table of Content
The following table summarizes the stock issuance activity under the Employee Stock Purchase Plan for the year ended December 31, 2025 (in thousands, except share data):

December 31, 2025
Proceeds from the issuance of common stock under the ESPP	$1,798

Number of shares sold	72,613
For the year ended December 31, 2025, stock compensation expense for ESPP was $1.2 million.
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
For the years ended December 31, 2025 and 2024, no new option shares were granted and no shares were outstanding.
The Company did not record any compensation cost related to stock options during the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.
Stock Bonus Plan
Effective May 11, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The Plan is administered by the Board of Directors through which they can issue restricted stock awards. As of December 31, 2025, 5,752,375 shares of common stock are authorized and reserved for issuance under the Plan. This reserve automatically increases on each January 1, for the duration of the Plan, in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year. The Plan supersedes and replaces any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.
During the year ended December 31, 2025, the Board granted 329,879 shares under the Plan. The shares have a vesting period of up to five years during which there are certain restrictions as defined by the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the Share on such date, or if there are no sales on such date, on the next preceding day on which there were sales.
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
During the year ended December 31, 2025, no new restricted stock awards were granted under the Stock Bonus Plan.

Table of Content
The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2024	1,719,619	18.78
Granted	515,077	31.28
Vested	(1,080,366)	19.34
Cancelled	(41,177)	20.41
Outstanding at December 31, 2024	1,113,153	18.78
Granted	329,879	26.60
Vested	(732,729)	21.65
Cancelled	(21,292)	25.97
Outstanding at December 31, 2025	689,011	28.19
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
During the year ended December 31, 2025, the compensation committee approved the grants of 116,669 PSUs to certain executive officers of the Company under the Officers LTIP. The performance based restricted stock units are subject to a market condition, with vesting period ranging from 1.00 to 2.50 years. The number of units earned is based on total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the components of a custom peer group during the performance period from February 9, 2025 to June 30, 2028. The performance stock units are valued using a Monte Carlo simulation with model inputs of opening average share value, valuation date stock price, expected volatilities, correlation coefficient, risk-free interest rate, and expected dividend yield for the Company and the custom peer group.
The following table summarizes the activity of performance stock units subject to forfeiture:

	Number of shares	Weighted Average Grant Price
Outstanding at January 1, 2025	669,718	20.35
Granted	116,669	17.18
Vested	(85,181)	11.76
Cancelled	(101,406)	11.76
Outstanding at December 31, 2025	599,800	19.73
The Company recognizes forfeitures as they occur.
As of December 31, 2025, the Company had 1,288,811 of unvested stock awards that vest between January 1, 2026 and December 31, 2028.
For the years ended December 31, 2025, and 2024, stock compensation expense for the Stock Bonus Plan was $18.8 million and $24.4 million, respectively.

Table of Content
The future expense of the unvested awards by year is as follows (in thousands):

2026	$9,306
2027	4,571
2028	1,620
Total	$15,497
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
For the years ended December 31, 2025 and 2024, employer contributions totaled $5.0 million and $5.1 million, respectively.
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
The following tables present our operating and finance leases as of December 31, 2025, and 2024:

(Amounts in thousands)	Balance Sheet Classification	December 31, 2025	December 31, 2024
Assets:
Operating lease assets	Operating lease, right-of-use assets	$45,822	$42,085
Finance lease assets	Property and equipment, net	34,259	25,981
Total lease assets		$80,081	$68,066
Liabilities:
Current:
Operating lease liabilities	Operating lease obligation, current portion	$(11,951)	$(10,979)
Finance lease liabilities	Finance lease obligation, current portion	(13,735)	(10,394)
Total current lease liabilities		$(25,686)	$(21,373)
Non-current:
Operating lease liabilities	Operating lease obligation, less current portion	$(40,430)	$(37,058)
Finance lease liabilities	Finance lease obligation, less current portion	(23,718)	(17,940)
Total non-current lease liabilities		$(64,148)	$(54,998)

Table of Content
The following tables present selected financial information for the year ended December 31, 2025, and 2024:

(Amounts in thousands)	December 31, 2025	December 31, 2024
Operating lease cost
Amortization of right-of-use assets	$14,449	$13,219
Short-term and variable lease cost	36	1
Finance lease cost:
Amortization of right-of-use assets	13,754	9,905
Interest on lease liabilities	1,981	1,714
Sublease income	(107)	(106)
Total lease cost	$30,113	$24,733

(Amounts in thousands)	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$14,477	$13,264
Operating cash flows from finance leases	1,981	1,712
Financing cash flows from finance leases	12,808	9,010
Right-of-use assets obtained in exchange for new operating leases	15,236	11,473
Right-of-use assets obtained in exchange for new finance leases	22,340	16,458

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (in years):
Operating leases	4.59	4.71
Finance leases	2.72	2.48
Weighted average discount rates:
Operating leases	6.8%	6.7%
Finance leases	6.4%	6.7%
Future minimum commitments under leases for the succeeding years are as follows (in thousands):

(Amounts in thousands)
Year ending December 31,	Operating Lease	Finance Lease
2026	$15,004	$13,583
2027	13,422	9,310
2028	12,176	6,615
2029	9,366	3,351
2030	5,893	9
Thereafter	5,349	–
Total lease payments	$61,210	$32,868
Less: Amounts representing interest	$(8,853)	$(3,809)
Total lease liabilities	$52,357	$29,059

Table of Content
The future minimum commitments for operating leases are inclusive of the $0.2 million sub-lease income associated with the $52.4 million total liability to operating leases as presented on the consolidated balance sheet.
The future minimum commitments for finance leases are exclusive of the $8.4 million bargain purchase price associated with the $37.5 million total liability to finance leases as presented on the consolidated balance sheet.
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

The Company’s Chief Operating Decision Maker (“CODM”) is Gary Bowman, who is the Chief Executive Officer. The CODM assesses performance for the Company and decides how to allocate resources based on significant expense categories that contribute to net income (loss), as outlined below. The CODM uses these varying results to prioritize the reinvestment of profits within the Company. These results are also used in assessing the Company’s performance and determining management’s compensation. The CODM does not review assets in evaluating the results of the Company, and therefore, such information is not presented.
The following tables provides the operating financial results of the Company as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Gross contract revenue	$490,017	$426,564
Less:
Labor and fringe	275,984	245,503
Other segment items[1]	55,234	46,895
General & administrative expenses	82,940	72,273
Incentives	29,164	36,487
Depreciation and amortization	27,559	27,828
Interest expense	9,247	7,951
Other (income) expense, net	(1,269)	(1,427)
Income tax (benefit) expense	(1,691)	(11,980)
Net income	$12,849	$3,034
1Other segment items included in net income consists primarily of sub-consultants and other direct expenses.
20. Contingencies
The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not be material to the Company’s combined financial position, results of operations or cash flows.
21. Subsequent Events
On March 3, 2026, the Company exercised the accordion feature under its existing Credit Agreement and entered into a Third Amendment to the Credit Agreement and Joinder Agreement, which increased the maximum aggregate revolving commitments from $210.0 million to $250.0 million. No other material terms of the Credit Agreement were modified.

Table of Content
Item 16. Form 10-K Summary
None

Table of Content
SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, in Reston, Virginia, on March 5, 2026.

Bowman Consulting Group Ltd.

By:	/s/ Gary Bowman
Name: Gary Bowman Title: Chief Executive Officer (Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Bowman	Chief Executive Officer (Principal Executive Officer)	March 5, 2026
Gary Bowman

/s/ Daniel Swayze	Chief Operating Officer	March 5, 2026
Daniel Swayze

/s/ Bruce Labovitz	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	March 5, 2026
Bruce Labovitz

/s/ Stephen Riddick	Director	March 5, 2026
Stephen Riddick

/s/ Raymond Vicks, Jr.	Director	March 5, 2026
Raymond Vicks, Jr.

/s/ Patricia Mulroy	Director	March 5, 2026
Patricia Mulroy

/s/ Virginia Grebbien	Director	March 5, 2026
Virginia Grebbien

/s/ James Laurito	Director (Chairman)	March 5, 2026
James Laurito