Form 10-Q
period 2026-03-31
Bowman Consulting Group Ltd.
filed 2026-05-06
CIK 1847590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, the registrant had 17,507,734 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,047	$11,066
Accounts receivable, net	133,888	130,634
Contract assets	57,390	53,512
Notes receivable - officers, employees, affiliates, current portion	237	13
Prepaid and other current assets	18,488	17,730
Total current assets	222,050	212,955
Non-Current Assets
Property and equipment, net	53,040	49,206
Operating lease, right-of-use assets	46,072	45,822
Goodwill	173,579	173,579
Notes receivable, less current portion	903	903
Notes receivable - officers, employees, affiliates, less current portion	868	1,108
Other intangible assets, net	85,616	88,580
Deferred tax asset, net	5,822	5,822
Other assets	1,818	1,707
Total Assets	$589,768	$579,682
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Revolving credit facility	$108,817	$95,350
Accounts payable and accrued liabilities, current portion	67,978	60,035
Contract liabilities	14,185	10,965
Notes payable, current portion	20,840	22,698
Operating lease obligation, current portion	12,130	11,951
Finance lease obligation, current portion	13,979	13,735
Total current liabilities	237,929	214,734
Non-Current Liabilities
Other non-current obligations	395	377
Notes payable, less current portion	29,269	34,313
Operating lease obligation, less current portion	40,486	40,430
Finance lease obligation, less current portion	25,850	23,718
Deferred tax liability, net	279	279
Pension and post-retirement obligation, less current portion	4,659	4,726
Total liabilities	$338,867	$318,577
Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.01 par value; 30,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 22,273,373 shares issued and 17,153,424 outstanding, and 21,972,432 shares issued and 17,194,091 outstanding as of March 31, 2026 and December 31, 2025, respectively	223	220
Additional paid-in-capital	360,007	355,458
Accumulated other comprehensive income	869	895
Treasury stock, at cost; 5,119,949 and 4,778,341 shares, respectively	(95,959)	(84,931)
Accumulated deficit	(14,239)	(10,537)
Total shareholders' equity	$250,901	$261,105
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$589,768	$579,682
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Gross Contract Revenue	$126,479	$112,931
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	48,313	41,956
Sub-consultants and expenses	12,275	12,878
Total contract costs	60,588	54,834
Operating Expenses:
Selling, general and administrative	57,783	50,490
Depreciation and amortization	8,406	6,521
(Gain) on sale	(402)	(49)
Total operating expenses	65,787	56,962
Income from operations	104	1,135
Other expense	3,401	2,110
Loss before tax expense	(3,297)	(975)
Income tax expense	405	769
Net loss	$(3,702)	$(1,744)
Earnings allocated to non-vested shares	–	–
Net loss attributable to common shareholders	$(3,702)	$(1,744)
Earnings (loss) per share
Basic	$(0.22)	$(0.11)
Diluted	$(0.22)	$(0.11)
Weighted average shares outstanding:
Basic	16,453,401	16,356,331
Diluted	16,453,401	16,356,331
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(3,702)	$(1,744)
Other comprehensive loss
Pension and post-retirement adjustments	(26)	(32)
Other comprehensive loss	(26)	(32)
Income tax provision related to items of other comprehensive loss	–	–
Other comprehensive loss, net of tax	(26)	(32)
Comprehensive loss, net of tax	$(3,728)	$(1,776)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2026 and 2025
(Amounts in thousands except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2025	21,281,247	$213	$329,073	(3,899,109)	$(60,901)	$1,146	$(30)	$(23,386)	$246,115
Issuance of new common shares	39,347	1	969	—	–	–	–	–	970
Purchase of treasury stock	—	–	–	(103,086)	(2,575)	–	–	–	(2,575)
Issuance of new common shares under stock compensation plan	131,588	1	(1)	—	–	–	–	–	–
Cancellation of shares under stock compensation plan	(6,998)	–	–	—	–	–	–	–	—
Issuance of new common shares under employee stock purchase plan	26,023	–	483	—	–	–	–	–	483
Stock based compensation	—	–	4,557	—	–	–	–	–	4,557
Collection on stock subscription notes receivable	—	–	–	—	–	–	11	–	11
Exercises of conversion feature of convertible note	31,007	–	433	—	–	–	–	–	433
Other comprehensive loss, net of tax	—	–	–	—	–	(32)	–	–	(32)
Repurchase of common stock	—	–	–	(162,929)	(4,103)	–	–	–	(4,103)
Net loss	–	–	—	–	–	–	–	(1,744)	(1,744)
Balance at March 31, 2025	21,502,214	$215	$335,514	(4,165,124)	$(67,579)	$1,114	$(19)	$(25,130)	$244,115

Balance at January 1, 2026	21,972,432	$220	$355,458	(4,778,341)	$(84,931)	$895	$—	$(10,537)	$261,105
Issuance of new common shares	7,130	–	300	–	–	–	–	–	300
Purchase of treasury stock	–	–	–	(53,510)	(1,801)	–	–	–	(1,801)
Issuance of new common shares under stock compensation plan	278,880	3	(3)	–	–	–	–	–	–
Cancellation of common shares under stock compensation plan	(3,627)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	18,558	–	476	–	–	–	–	–	476
Stock based compensation	–	–	3,776	–	–	–	–	–	3,776
Other comprehensive loss, net of tax	–	–	–	–	–	(26)	–	–	(26)
Repurchases of common stock	–	–	–	(288,098)	(9,227)	–	–	–	(9,227)
Net loss	–	–	–	–	–	–	–	(3,702)	(3,702)
Balance at March 31, 2026	22,273,373	$223	$360,007	(5,119,949)	$(95,959)	$869	$–	$(14,239)	$250,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	(3,702)	(1,744)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization - property, plant and equipment	5,113	3,904
Amortization of intangible assets	3,292	2,617
Gain on sale of assets	(402)	(49)
Credit losses	374	345
Stock based compensation	4,227	6,630
Deferred taxes	–	(10,977)
Accretion of discounts on notes payable	108	256
Changes in operating assets and liabilities, net of acquisition of businesses
Accounts receivable	(3,628)	(1,896)
Contract assets	(3,878)	(6,340)
Prepaid expenses and other assets	(812)	615
Accounts payable and accrued expenses	7,666	14,885
Contract liabilities	3,220	3,788
Net cash provided by operating activities	11,578	12,034
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,933)	(1,043)
Proceeds from sale of assets and disposal of leases	402	49
Capitalized internal-use software development costs	(328)	–
Proceeds from notes receivable	–	718
Acquisitions of businesses, net of cash acquired	–	(1,479)
Collections under stock subscription notes receivable	–	11
Net cash used in investing activities	(1,859)	(1,744)
Cash Flows from Financing Activities:
Borrowings (repayments) under revolving credit facility	13,467	8,000
Repayment under notes payable	(7,235)	(4,377)
Payments on finance leases	(4,193)	(2,702)
Payment of contingent consideration from acquisitions	(225)	(1,016)
Payments for purchase of treasury stock	(1,801)	(2,574)
Repurchases of common stock	(9,227)	(4,103)
Proceeds from issuance of common stock	476	484
Net cash used in financing activities	(8,738)	(6,288)
Net increase in cash and cash equivalents	981	4,002
Cash and cash equivalents, beginning of period	11,066	6,698
Cash and cash equivalents, end of period	$12,047	$10,700
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,559	$2,028
Net cash (received from) income taxes	$(102)	$10
Non-cash investing and financing activities:
Property and equipment acquired under finance lease	$(6,850)	$(2,006)
Non-cash additions to property and equipment	$(459)	$–
Note payable converted to common shares	$–	$(434)
Issuance of notes payable for acquisitions	$–	$(2,056)
Settlement of contingent consideration	$525	$1,968
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Business and Basis of Presentation
Nature of Business
Bowman Consulting Group Ltd. and consolidated subsidiaries, (“Bowman” or “we” or the “Company”) incorporated in the Commonwealth of Virginia on June 5, 1995 and reincorporated in the State of Delaware on November 13, 2020. Bowman is a professional services firm delivering innovative solutions to the marketplace of customers who own, develop and maintain the built environment. Within that arena, we provide planning, design, engineering, geospatial, survey, construction management, environmental consulting and land procurement services to markets that encompass the buildings in which people live, work and learn in; as well as the systems that provide water, electricity and other vital services, and the roads, bridges, and transportation systems used to get from place to place. We provide services to customers through fixed-price and time-and-material based contracts containing multiple milestones and independently priced deliverables. Typically, contract awards are on a negotiated basis, ranging in value from a few thousand dollars to multiple millions of dollars and can have varying durations depending on the size, scope, and complexity of the project.
The Company’s workforce typically provides the full scope of engineering and other contract services. However, with respect to certain specialty services or other compliance requirements within a particular contract, we may engage third-party sub-consultants. The Company’s headquarters is located in Reston, VA and the Company has over 100 offices throughout the United States and four offices in Mexico.
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
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 5, 2026.
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
For services delivered under fixed price contracts, the Company uses the ratio of actual costs incurred to total estimated costs, since costs incurred (an input method) represents a reasonable measure of progress towards the satisfaction of a performance obligation in order to estimate the portion of revenue earned. This method faithfully depicts the transfer of value to the customer when the Company is satisfying a performance obligation that entails a number of interrelated tasks or activities for a combined output that requires the Company to coordinate the work of employees and sub-consultants. Contract costs typically include direct labor, subcontract and consultant costs, materials and indirect costs related to contract performance. Changes in estimated costs to complete these obligations result in adjustments to revenue on a cumulative catch-up basis, which causes the effect of revised estimates to be recognized in the current period. Changes in estimates can routinely occur over the contract term for a variety of reasons including, changes in scope, unanticipated costs, delays or favorable or unfavorable progress than original expectations. In situations where the estimated costs to perform exceed the consideration to be received, the Company accrues the entire estimated loss during the period the loss becomes known.
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
Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for expected credit losses. As of March 31, 2026 and December 31, 2025, the balance in the allowance for expected credit losses was $3.9 million and $3.7 million, respectively. No single customer accounted for more than 10% of the Company's outstanding receivables as of either date.
The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2026 (in thousands):

Balance as of December 31, 2025	$3,696
Provision for credit losses	186
Write-offs	–
Recoveries	–
Balance as of March 31, 2026	$3,882
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
The Company can, at times, be subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the three months ended March 31, 2026, or for the year ended December 31, 2025. The Company’s customers are located throughout the United States across diverse market sectors. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.

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
The carrying amounts of the VIE’s assets and liabilities included in the Company’s condensed consolidated balance sheets are not material. The VIE’s assets consist primarily of cash and are included within current assets, and its liabilities, if any, are included within current liabilities.

The assets of the VIE can be used to settle its obligations, and there are no restrictions on the use of those assets or on the settlement of its liabilities. Creditors of the VIE do not have recourse to the general credit of the Company. The Company does not have any explicit or implicit arrangements, including liquidity agreements or guarantees, that would require the Company to provide financial support to the VIE. The Company has not provided, and is not contractually obligated to provide, financial support to the VIE. There are no events or circumstances that would require the Company to provide additional financial support to the VIE.

The Company’s involvement with the VIE exposes it to risks associated with the operations of the entity, including the potential obligation to absorb losses or the right to receive benefits that could be significant. There have been no significant changes in the nature of the Company’s involvement or the risks associated with that involvement during the period presented.

The assets, liabilities, and results of operations of the consolidated VIE are included in the Company’s condensed consolidated financial statements and are not material to the Company’s financial position, results of operations, or cash flows.
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

As of March 31, 2026 and December 31, 2025:
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
The following is a summary of change in contingent consideration:

(in thousands)	For the Three Months Ended March 31, 2026	For the Year Ended December 31, 2025
Balance at beginning of period	$1,581	$6,652
Fair value of contingent consideration issuances	–	43
Change in fair value of contingent consideration	(23)	(710)
Settlement of contingent consideration	(750)	(4,404)
Balance at end of period	$808	$1,581
The change in fair value consideration is included in Other Expense in the Condensed Consolidated Income Statement.
Income Taxes
The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events recognized in the condensed consolidated financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when the differences settle or become realized. Valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable or recoverable in the future. As of March 31, 2026, no valuation allowances are required, and all deferred tax assets are realizable.

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

The Company’s effective tax rate for the three months ended March 31, 2026 and March 31, 2025, was (12.3)% and (78.9)%, respectively. The change in the Company’s effective tax rate is predominantly due to certain non-recurring discrete items, as discussed below.

The tax expense for shortfalls on restricted stock awards was $0.8 million for the three months ended March 31, 2026, compared to $0.2 million for the three months ended March 31, 2025. Further, there was no interest on uncertain tax positions for the three months ended March 31, 2026, compared to $0.6 million for the three months ended March 31, 2025. These factors as a function of pre-tax book loss of $3.3 million for the three months ended March 31, 2026, compared to pre-tax book loss of $1.0 million for the three months ended March 31, 2025, decreased the rate by 22.8% for the three months ended March 31, 2026, compared to a decrease of 91.3% for the three months ended March 31, 2025.

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
3. Earnings (Loss) Per Share and Certain Related Information
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three months ended March 31, 2026 and 2025. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings (loss) of the Company. The dilutive effect of options is reflected in diluted earnings (loss) per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee Stock Purchase Plan is reflected in diluted earnings (loss) per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The dilutive effect of convertible debt is reflected in diluted earnings (loss) per share by application of the if-converted method. The Company uses the two-class method to determine earnings (loss) per share.
For calculating basic earnings (loss) per share, for the three months ended March 31, 2026, the weighted average number of shares outstanding exclude 710,994 non-vested restricted shares and no unexercised substantive options. For the three months ended March 31, 2026, the computation of diluted earnings (loss) per share did not include the effect of all potential dilutive common stock equivalents, as their impact would have been antidilutive due to the net loss for the period.
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

The following table represents a reconciliation of the net loss and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2026 and 2025 (in thousands, except share data):

	For the Three Months Ended March 31,
	2026	2025
Numerator
Net loss	$(3,702)	$(1,744)
Earnings allocated to non-vested shares	–	–
Total	$(3,702)	$(1,744)
Denominator
Weighted average common shares outstanding	16,453,401	16,356,331
Effect of dilutive nominal options	–	–
Effect of dilutive contingently earned shares	–	–
Dilutive average shares outstanding	16,453,401	16,356,331
Basic earnings (loss) per share	$(0.22)	$(0.11)
Dilutive earnings (loss) per share	$(0.22)	$(0.11)

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
During the three months ended March 31, 2026, the Company repurchased 288,098 shares of its common stock under the 2025 Repurchase Authorization at an average price of $32.03 per share for a total of $9.2 million.
Cumulatively, under the 2025 Repurchase Authorization, the Company has repurchased 560,983 shares of common stock at an average price of $33.11 per share through March 31, 2026, and $6.4 million remained available for future repurchases as of that date.
4. Acquisitions
Business Combinations
2025 Acquisitions
During 2025, the Company completed seven acquisitions, with the purchase price allocation, including the residual amount allocated to goodwill, based on preliminary information. This allocation is subject to change as additional data concerning final asset and liability valuations are obtained and management finalizes its reassessment of the measurement period procedures, based on the results of the preliminary valuation. The Company does not anticipate any significant adjustments during the applicable measurement period. However, the Company will adjust assets and liabilities if new information arises regarding facts and circumstances that existed as of the acquisition date, which, if known, would have led to revised estimated values for those assets or liabilities. For the three months ended March 31, 2026, there were no measurement period adjustments. The effect of any measurement period adjustments would be reflected as if the adjustments had been made on the acquisition date.

RPT Alliance LLC
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
The following summarizes the preliminary calculations of the fair values of RPT assets acquired and liabilities assumed as of the acquisition date (in thousands):

RPT
Assets:
Accounts receivable, net	$2,733
Contract assets	601
Prepaid and other current assets	57
Property and equipment, net	68
Operating lease, right-of-use assets	1,501
Goodwill	31,953
Other intangible assets	27,950
Other assets	218
Total assets acquired:	$65,081
Liabilities:
Accounts payable and accrued liabilities, current portion	$518
Contract liabilities	1,798
Other non-current obligations	31,212
Operating lease obligation, less current portion	1,501
Total liabilities assumed:	$35,029
Net assets acquired:	$30,052

Cash paid for acquisitions, net of cash acquired	$30,052

The condensed consolidated financial statements of the Company include the results of operations since the date RPT was acquired. The following table presents the results of operations of RPT since the date of acquisition for the three months ended March 31, 2026 (in thousands):

For the Three Months Ended
March 31, 2026
Gross contract revenue[1]	$7,554
Pre-tax net income[2]	$1,413

1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.

2 Pre-tax Net Income excludes corporate overhead allocation.

The following table presents the unaudited pro forma condensed consolidated results of operations for the three months ended March 31, 2026 and 2025, assuming that the RPT acquisition, discussed above, occurred on January 1, 2025. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Gross contract revenue[3]	$126,479	$115,939
Pre-tax net income (Loss)	$(2,351)	$(2,011)

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

Other 2025 Acquisitions
During the year ended December 31, 2025, the Company completed six additional acquisitions in diverse geographic regions and service lines. The Company paid total consideration of $14.1 million through combinations of cash, promissory notes, convertible note, shares of common stock and assumed liabilities. No cash was acquired with these acquisitions. Shares of common stock issued in connection with the acquisitions are subject to a six-month lock-up. Promissory notes bear a simple interest rate of 5.00% and are payable in quarterly payments of principal and interest beginning May 2025 and ending in October 2028. The convertible note bears a simple interest rate of 5.00% and provides for four quarterly interest-only payments beginning in October 2025 through July 2026, followed by eight quarterly payments of principal and interest beginning in October 2026, with all unpaid principal and interest due in July 2028; see Note 12 Notes Payable for additional information regarding the convertible notes payable. For tax purposes, the acquisitions were treated as asset acquisitions, in which case the assets have been stepped up and recorded at their respective fair values. For asset acquisitions, all the goodwill recognized is expected to be deductible for tax purposes. Goodwill results from an assembled workforce, which does not qualify for separate recognition, as well as expected future synergies from combining operations. For two of the acquisitions, the purchase agreement includes a contingent consideration feature, which affords the sellers the opportunity to earn additional consideration in the form of cash, convertible note and a promissory note, based on certain financial performance thresholds. The final settlement amount will depend on ongoing operations of the acquired company. The payout amounts range between $0 and $2.8 million. See Note 2 Fair Value Measurements for additional information regarding the fair value of contingent consideration.
The following summarizes the preliminary calculations of the fair values of the other 2025 acquisition assets acquired and liabilities assumed as of the acquisition date (in thousands):

2025
Assets:
Accounts receivable, net	$1,441
Contract assets	694
Prepaid and other current assets	150
Property and equipment, net	339
Operating lease, right-of-use assets	1,063
Goodwill	6,960
Other intangible assets	5,198
Other assets	13
Total assets acquired:	$15,858
Liabilities:
Accounts payable and accrued liabilities, current portion	$139
Contract liabilities	539
Other non-current obligations	5,884
Operating lease obligation, less current portion	1,063
Total liabilities assumed:	$7,625
Net assets acquired:	$8,233
Cash flow reconciling items:
Issuance of common stock as partial consideration	$(3,076)
Cash paid for acquisitions, net of cash acquired	$5,157

The condensed consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisitions (excluding RPT). The following table presents the results of operations of the other companies acquired during 2025 (excluding RPT) from their respective dates of acquisition for the three months ended March 31, 2026 (in thousands):

For the Three Months Ended
March 31, 2026
Gross contract revenue[1]	$3,850
Pre-tax net income[2]	$1,034
1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.
2Pre-tax Net Income excludes corporate overhead allocation.
The following table presents the unaudited pro forma condensed consolidated results of operations for the three months ended March 31, 2026 and 2025, assuming that the companies acquired in 2025 (excluding RPT), discussed above, occurred on January 1, 2025. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Gross contract revenue[3]	$126,479	$116,090
Pre-tax net income (Loss)	$(3,185)	$(356)

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
In connection with all of the 2025 acquisitions, the Company recognized $0.1 million of acquisition related expenses within Other Income and Expenses in the condensed consolidated statement of income for the three months ended March 31, 2026, including legal fees, consulting fees, and other miscellaneous expenses associated with acquisitions.
The following table summarizes the purchase price allocation at fair value for identifiable intangible assets acquired in 2025 (in thousands):

	2025	Weighted-Average Life
Customer relationships	$30,138	14.58
Contract rights	2,669	0.59
Developed technology	320	10.00
Favorable leaseholds	21	5.25
Total	$33,148

5. Disaggregation of Revenue and Contract Balances
The Company disaggregates revenues by contract type, see Revenue Recognition in Note 2 for further details. For the three months ended March 31, 2026 and 2025, the Company derived 91.8% and 90.9% of its revenue from contracts classified as lump sum, and 8.2% and 9.1% of its revenue from time and material contracts, respectively.
The Company had approximately $524.1 million in remaining performance obligations as of March 31, 2026 of which it expects to recognize approximately 80.0% within the next twelve months and the remaining 20.0% in the next twelve to twenty-four months.
Disaggregated revenues by contract type were as follows (in thousands):

	For the Three Months Ended March 31,
	2026		2025
Fixed fee	$116,142	91.8%	$102,605	90.9%
Time-and-materials	10,337	8.2%	10,326	9.1%
Gross contract revenue	$126,479	100.0%	$112,931	100.0%
The Company recognized $6.3 million of revenue for the three months ended March 31, 2026, which was included in the contract liabilities balance as of December 31, 2025, and $3.5 million of revenue for the three months ended March 31, 2025, respectively, which were included in the contract liabilities balance as of December 31, 2024.

6. Contracts in Progress
The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Costs incurred on uncompleted contracts	$500,265	$489,795
Estimated contract earnings in excess of costs incurred	766,098	750,896
Estimated contract earnings to date	1,266,363	1,240,691
Less: billed to date	(1,223,158)	(1,198,144)
Net contract assets	$43,205	$42,547
7. Notes Receivable
The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The following is a summary of these notes receivable (in thousands):

	March 31, 2026	December 31, 2025
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 0.0% - 5.5%. The notes receivable mature through December 2027.	$1,105	$1,121
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2027.[1]	903	903
Total:	2,008	2,024
Less: current portion
Officers, employees and affiliates	(237)	(13)
Non-current portion	$1,771	$2,011
1Note issued prior to the Company's initial public offering.
Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. No interest was accrued on the notes receivable for the three months ended March 31, 2026.

8. Property and Equipment, Net
Property and equipment for fixed assets are as follows (in thousands):

	March 31, 2026	December 31, 2025
Computer equipment	$3,235	$3,092
Survey equipment	6,063	5,946
Vehicles	2,482	2,483
Furniture and fixtures	2,767	2,754
Leasehold improvements	9,779	9,707
Software	414	466
Camera equipment	947	947
Aircraft	8,345	8,345
Aircraft engine & GPS	1,535	1,535
Fixed assets pending lease financing [1]	3,880	1,766
Total:	39,447	37,041
Less: accumulated depreciation	(22,899)	(22,094)
Property and equipment, net of finance leased assets	$16,548	$14,947
1Assets acquired which will be re-financed under the Company's finance lease facilities
Depreciation expense for fixed assets for the three months ended March 31, 2026 and 2025 was $0.8 million and $0.9 million, respectively.
Property and equipment for finance leased assets are as follows (in thousands):

	March 31, 2026	December 31, 2025
Equipment	$51,408	$48,483
Vehicles	16,770	14,400
Total:	68,178	62,883
Less: accumulated amortization on leased assets	(31,686)	(28,624)
Finance leased assets, net	$36,492	$34,259
Amortization expense for finance leased assets for the three months ended March 31, 2026 and 2025 was $4.3 million and $3.0 million, respectively.
9. Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2026 were as follows (in thousands):

Goodwill
Balance as of December 31, 2025	$173,579
Balance as of March 31, 2026	$173,579
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. There were no impairments of goodwill during the three months ended March 31, 2026 or the year ended December 31, 2025.

10. Intangible Assets
Total intangible assets consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026			December 31, 2025
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$94,302	$(19,620)	$74,682	$94,302	$(17,573)	$76,729
Contract rights	22,720	(21,460)	1,260	22,720	(20,245)	2,475
Leasehold	640	(290)	350	640	(268)	372
Developed technology	1,018	(16)	1,002	690	(8)	682
Domain name	281	–	281	281	–	281
Licensing rights	$8,041	–	8,041	8,041	–	8,041
Total	$127,002	$(41,386)	$85,616	$126,674	$(38,094)	$88,580
Developed technology consists of both capitalized internal-use software costs and acquired technology recognized in connection with business combinations. As of March 31, 2026, the gross carrying amount of developed technology $1.0 million, of which $0.7 million relates to capitalized internal-use software costs and $0.3 million relates to acquired technology recognized in a business combination. Acquired technology is amortized on a straight-line basis over an estimated useful life of approximately ten years. Amortization expense related to developed technology is included within depreciation and amortization in the consolidated income statements.
The following table summarizes the weighted average useful lives (in years) of intangible assets by asset class used for straight-line amortization expense purposes:

	March 31, 2026	December 31, 2025
Customer relationships	12.38	12.38
Contract rights	1.61	1.61
Leasehold	7.41	7.41
Developed technology	10.00	10.00
Amortization expense for the three months ended March 31, 2026 and 2025 was $3.3 million and $2.6 million, respectively.
Future amortization for the remainder of 2026 and for the succeeding years for intangible assets with definite useful lives is as follows (in thousands):

2026	7,399
2027	8,230
2028	7,701
2029	7,605
2030	7,067
Thereafter	39,292
Total	$77,294
11. Revolving Credit Facility
On March 3, 2026, we entered into a Third Amendment to the Credit Agreement and Joinder Agreement (the “Credit Agreement”), which increased the maximum aggregate revolving commitments from $210.0 million to $250.0 million. The Third Amendment also modified certain interest rate mechanics and updated lender allocations but did not change the maturity date, financial covenants or any other material covenants.
In connection with the Third Amendment, the Company evaluated the amendment under ASC 470-50 and concluded that it represents a modification of the existing debt arrangement. The impact of the modification was not material to the

Company’s condensed consolidated financial statements. Any associated fees were capitalized as deferred financing costs and are being amortized over the remaining term of the Credit Agreement.
On October 30, 2025, the Company and certain of its subsidiaries, as guarantors, entered into a Second Amendment to its Credit Agreement, which increased the maximum aggregate revolving commitments under the Credit Agreement from $140.0 million to $210.0 million. The Second Amendment also added PNC Bank, National Association as an additional lender, revised certain covenant definitions and requirements, and added an additional guarantor. The Second Amendment did not modify the applicable interest rate margins, pricing grid, or maturity date of the Credit Agreement, which remains May 2, 2029.
In connection with the Second Amendment, the Company evaluated the amendment under ASC 470-50 and concluded that it represents a modification of the existing debt arrangement. The impact of the modification was not material to the Company’s condensed consolidated financial statements. Any associated fees were capitalized as deferred financing costs and are being amortized over the remaining term of the Credit Agreement.
On March 12, 2025, the Company and certain of its subsidiaries acting as guarantors, entered into a First Amendment to the Credit Agreement which increased the maximum principal amount of the Credit Agreement from $100.0 million to $140.0 million. There were no other changes to the terms of the Credit Agreement.
The Credit Agreement was originally entered into on May 2, 2024, by the Company and certain of its subsidiaries, as guarantors, with lenders including Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and TD Bank, N.A., as syndication agent. In connection with the Credit Agreement, the Company and certain of its subsidiaries entered into a Security and Pledge Agreement dated May 2, 2024, pursuant to which the obligations under the Credit Agreement are secured by substantially all assets of the Company.
Under the Credit Agreement, the Company is required to comply with certain affirmative and negative covenants, including covenants related to indebtedness, investments, liens, restricted payments, and financial covenants, including a leverage ratio and fixed charge coverage ratio, as defined in the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2026.
As of March 31, 2026 and December 31, 2025, the outstanding balance under the Credit Agreement was $108.8 million and $95.4 million, respectively. Interest rates applicable to borrowings under the Credit Agreement ranged from 5.90% to 8.05%. All outstanding principal on the Credit Agreement is due on May 2, 2029.
Interest expense on the credit facilities totaled $1.6 million and $0.8 million during the three months ended March 31, 2026 and 2025, respectively.

12. Notes Payable
Notes payable consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Related parties:
[1]Shareholders and owners of acquired entities - Interest accrues at rates ranging from 3.25% - 11.00% annually. The notes payable mature on various dates through October 2028.	40,894	47,299
Convertible notes payable - Interest accrues at rates ranging from 4.75% - 7.00% annually. The convertible notes payable mature on various dates through November 2028.	5,088	5,312
Unrelated third parties:
Note payable for purchase of tangible asset	4,093	4,366
Note payable for purchase of intangible asset	511	619
Discounts on notes payable issued as consideration in acquisitions:
[1]Shareholders and owners of acquired entities	(604)	(729)
Other	127	144
Total	50,109	57,011
Less: current portion	(20,840)	(22,698)
Non-current portion	$29,269	$34,313
1Includes notes payable to all owners irrespective of current relationship with the Company
Interest expense attributable to the notes payable totaled $1.0 million and $0.8 million for the three months ended March 31, 2026 and March 31, 2025 respectively.
Future principal payments on notes payable for remainder of 2026 and succeeding years are as follows (in thousands):

2026	$16,557
2027	19,194
2028	14,317
2029	518
Total	$50,586
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
The holders of the Exeltech Consulting, Inc. convertible note converted approximately of $0.1 million of principal into 4,255 shares of common stock at $32.32 per share, representing a partial conversion of the note. The remaining principal balance remained outstanding as of March 31, 2026.

No additional elections or conversions had been made as of March 31, 2026.
The following table summarizes the convertible notes as of March 31, 2026 (in thousands, except conversion price):

Convertible Notes:	Date Issued	Principal Amount	Interest Rate	Conversion Price	Remaining Balance[1]
Anchor Consultants, LLC	08/22	$1,100	5.50%	$18.00	$438
Exeltech Consulting, Inc.	11/24	$2,200	5.00%	$32.32	$1,563
UP Engineering, LLC	02/25	$1,200	5.00%	$32.50	$1,246
e3i Engineers, INC	07/25	$1,800	5.00%	$32.50	$1,990
1Includes discounts, and reflects the net remaining balance on convertible notes.
As of March 31, 2026 and December 31, 2025, the carrying amount of the Company’s convertible notes payable includes unamortized discounts, which were approximately $0.2 million at each reporting date.
13. Related Party Transactions

Bowman Lansdowne Development, LLC (“BLD”) is an entity in which Mr. Bowman has an ownership interest. On each of March 31, 2026 and December 31, 2025, the Company’s notes receivable included $0.5 million from BLD, with a maturity date of December 31, 2027. Mr. Bowman has executed a Guaranty of Collection for the amount of the current unpaid principal balance.
Lansdowne Development Group, LLC (“LDG”) is an entity in which BLD has a minority ownership interest. On March 31, 2026 and December 31, 2025, our notes receivable included $0.4 million and $0.4 million, respectively from LDG, with a maturity date of December 31, 2027. Mr. Bowman has executed a Guaranty of Collection for the amount of the current unpaid principal balance.
Bowman Realty Investments 2010, LLC (“BR10”) is an entity in which Mr. Bowman has an ownership interest. On March 31, 2026 and December 31, 2025, the Company’s notes receivable included $0.2 million, from BR10, with a maturity date of January 31, 2027. BR10 executed a Pledge and Assignment Agreement as security for its obligations to the Company.
MREC Shenandoah VA, LLC (“MREC Shenandoah”) is an entity in which Lake Frederick Holdings, LLC (“Lake Frederick Holdings”) owns a 92% interest and Shenandoah Station Partners LLC, an entity owned in part by BLD and in part by Bowman Realty Investments 2013 LLC "Bowman Realty" (BR13), owns an 8% interest. Mr. Bowman owns a 100% interest in, and is the manager of, Lake Frederick Holdings. Mr. Bowman is the sole member of Bowman Realty 2013 (BR13). Since 2020, the Company has provided engineering services to MREC Shenandoah in exchange for cash payments. During the three months ended March 31, 2026, the Company invoiced $0.1 million, and received payments of $39,000. During the three months ended March 31, 2025, the Company invoiced $0.1 million, and received payments of $0.1 million.
During the three months ended March 31, 2026 and 2025, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $0.1 million and $0.1 million, respectively. These entities were billed $0.1 million and $0.1 million, respectively.

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
The following table summarizes the stock issuance activity under the ESPP for the three months ended March 31, 2026 (in thousands, except share data):

March 31, 2026
Total purchase price paid by employees for shares sold	$476

Number of shares sold	18,558
Stock Options
Effective May 11, 2021 the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The plan is administered by the board of directors (the “Board”), through which they can grant stock options, including Incentive Stock Options (“ISO”), and non-qualified stock options (“NQSO”). The purpose of the Plan is to grant equity incentive awards to eligible participants to attract, motivate and retain key personnel. The Plan supersedes and replaces any prior plan for stock options except that the prior plan shall remain in effect with respect to options granted under such prior plan until such options have been exercised, expired or canceled.
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
For the three months ended March 31, 2026, no new options were granted and no shares were outstanding.
As of March 31, 2026, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.
Stock Bonus Plan
Effective May 11, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The Plan is administered by the Board through which they can issue restricted stock awards. As of March 31, 2026, 6,612,079 shares of common stock are authorized and reserved for issuance under the Plan. This reserve automatically increases on each January 1, for the duration of the Plan, in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year. The Plan supersedes and replaces any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.
During the three months ended March 31, 2026, the Board granted 214,072 shares of restricted stock under the Plan. The shares have a vesting period of up to five years during which there are certain restrictions as defined by the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the shares on such date, or if there are no sales on such date, on the next preceding day on which there were sales.
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

During the three months ended March 31, 2026, no new restricted stock awards were granted under the Stock Bonus Plan.
The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of Shares	Weighted Average Grant Price
Outstanding at January 1, 2026	689,011	$28.19
Granted	214,072	33.32
Vested	(142,906)	28.47
Cancelled	(3,627)	30.36
Outstanding at March 31, 2026	756,550	$29.63
On November 10, 2021 the Company’s Board of Directors adopted the 2021 Executive Officers Long Term Incentive Plan (the “Officers LTIP”). The Officers LTIP is established under the Plan and is subject to the terms and conditions thereof. The purpose of this plan is to attract, retain and motivate key officers and employees through the grant of equity-based awards that reward Company performance over a period greater than one year and align their interests with long-term stockholder value.
During the three months ended March 31, 2026, the compensation committee approved the grants of 49,771 market-based restricted stock units ("PSUs") to certain executive officers of the Company under the Officers LTIP. These awards are subject to a market condition based on the Company’s total shareholder return (“TSR”) relative to a custom peer group, with vesting periods ranging from 2.91 years to 4.00 years. The number of units earned for these awards is based on the Company’s TSR relative to that of the peer group over the applicable performance period ranging from February 12, 2026 to December 31, 2028. The PSUs are valued using a Monte Carlo simulation with model inputs of opening average share value, valuation date stock price, expected volatilities, correlation coefficient, risk-free interest rate, and expected dividend yield for the Company and the custom peer group.
The following table summarizes the activity of market-based restricted stock units ("PSUs") subject to forfeiture:

	Number of Shares	Weighted Average Grant Price
Outstanding at January 1, 2026	599,800	$19.73
Granted	49,771	44.14
Vested	(64,808)	22.94
Cancelled	(180,902)	22.94
Outstanding at March 31, 2026	403,861	$20.46
The Company recognizes forfeitures as they occur.
As of March 31, 2026, the Company had 1,160,411 shares underlying unvested stock awards that vest between April 1, 2026 and December 31, 2030.

The future expense of the unvested awards for the remainder of 2026 and succeeding years is as follows (in thousands):

2026	$8,714
2027	7,147
2028	4,217
2029	1,141
2030	126
Total	$21,345
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
The following tables present our balance sheet information related to leases:

		As of	As of
(Amounts in thousands)	Balance Sheet Classification	March 31, 2026	December 31, 2025
Assets:
Operating lease assets	Operating lease, right-of-use assets	$46,072	$45,822
Finance lease assets	Property and equipment, net	$36,492	$34,259
Total lease assets		$82,564	$80,081
Liabilities:
Current:
Operating lease liabilities	Operating lease obligation, current portion	$(12,130)	$(11,951)
Finance lease liabilities	Finance lease obligation, current portion	$(13,979)	$(13,735)
Total current lease liabilities		$(26,109)	$(25,686)
Non-current:
Operating lease liabilities	Operating lease obligation, less current portion	$(40,486)	$(40,430)
Finance lease liabilities	Finance lease obligation, less current portion	$(25,850)	$(23,718)
Total non-current lease liabilities		$(66,336)	$(64,148)

The following tables present selected financial information:

	Three Months Ended
(Amounts in thousands)	March 31, 2026	March 31, 2025
Operating lease cost
Lease expense of right-of-use assets	$3,816	$3,560
Finance lease cost:
Amortization of right-of-use assets	4,325	2,996
Interest on lease liabilities	588	448
Sublease income	(7)	(27)
Total lease cost	$8,722	$6,977

	Three Months Ended
(Amounts in thousands)	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$3,844	$3,574
Operating cash flows from finance leases	588	448
Financing cash flows from finance leases	4,193	2,702
Right-of-use assets obtained in exchange for new operating leases	4,231	3,913
Right-of-use assets obtained in exchange for new finance leases	4,074	2,024

	As of	As of
	March 31, 2026	December 31, 2025
Weighted average remaining lease term (in years):
Operating leases	4.60	4.59
Finance leases	2.68	2.72
Weighted average discount rates:
Operating leases	6.7%	6.8%
Finance leases	6.3%	6.4%
Future minimum commitments under leases for the remainder of 2026 and succeeding years are as follows (in thousands):

(Amounts in thousands)
	Operating Lease	Finance Lease
2026	$11,522	$10,876
2027	14,007	10,974
2028	12,764	8,187
2029	9,944	4,940
2030	6,310	228
Thereafter	6,803	–
Total lease payments	$61,350	$35,205
Less: Amounts representing interest	$(8,751)	$(3,980)
Total lease liabilities	$52,599	$31,225
The above table is exclusive of $0.2 million sub-lease income associated with the $52.6 million total liability of operating leases as presented on the condensed consolidated balance sheet.
The above table is exclusive of the $8.6 million purchase price associated with the $39.8 million total liability of finance leases as presented on the condensed consolidated balance sheet.
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
The following tables provides the operating financial results of the Company for the three months ended March 31, 2026 and 2025:

(in thousands)	Three Months Ended March 31,
	2026	2025
Gross contract revenue	$126,479	$112,931
Less:
Labor and fringe	74,406	65,011
Other segment items[1]	12,275	12,879
General & administrative expenses	23,535	18,442
Incentives	8,139	8,946
Depreciation and amortization	8,406	6,521
Interest expense	3,262	2,113
Other income, net	(247)	(6)
Income tax expense	405	769
Net loss	$(3,702)	$(1,744)
1Other segment items included in net loss consists primarily of sub-consultants and other direct expenses.

17. Subsequent Events
Subsequent to March 31, 2026, the Company completed an acquisition, and paid total consideration of $1.5 million, subject to adjustments, through a combination of cash, promissory note, and shares of common stock. No cash was acquired with this acquisition. The promissory note bears a simple interest rate of 7.00% with payments of principal and interest beginning August 2026 and ending in May 2029.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to several factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes, and other uncertainties, as well as those factors discussed in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”) filed with the US Securities and Exchange Commission on March 5, 2026 (the “Annual Report on Form 10-K”) and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Cautionary Statement about Forward-Looking Statements,” all of which are difficult to predict. Considering these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements, except to the extent required by applicable laws or rules. Unless the context otherwise requires, references to “Bowman,” the “company,” the “Company,” “we,” “us,” and “our” refer to Bowman Consulting Group Ltd., its wholly owned subsidiaries and combined entities under common control, or either or all of them as the context may require.
Overview
Bowman is a professional services firm delivering innovative engineering, technical consulting and program management services to customers who own, develop and maintain the built environment. We provide planning, engineering, construction management, commissioning, environmental consulting, geospatial imaging, surveying, land procurement and other advisory services to customers operating in a diverse set of end markets. We work as both a prime and sub-consultant for a broad base of public and private sector customers that generally operate in highly regulated environments.
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
As AI-enhanced software applications and environments have rapidly commercialized, we are adopting a technology-forward approach toward the development and implementation of automation tools we believe will improve our efficiency on repetitive, non-critical tasks such as regulatory inquiry, modelling and iteration, feasibility assessment, productivity enhancement and quality control. Our strategy for technology relies on early adoption and leadership. We believe technological advancements and AI-enabled automation will provide us with the opportunity to meet increasing customer demand for timely execution of infrastructure planning and operational oversight thereby extending the breadth and tenure of our engagements.
Gross contract revenue for the three months ended March 31, 2026 and 2025 was $126.5 million and $112.9 million, respectively, representing year-over-year growth of 12.0%. Gross contract revenue derived from our workforce represented 90.3% and 88.7% of gross contract revenue for the three months ended March 31, 2026 and 2025, respectively (see Net service billing – non-GAAP below). Our net loss for the three months ended March 31, 2026 and 2025 was ($3.7) million and ($1.7) million, respectively. Our Adjusted EBITDA for the three months ended March 31, 2026 and 2025 was $16.8 million on net loss of ($3.7) million and $14.5 million on net loss of ($1.7) million, respectively. (see Adjusted EBITDA – non-GAAP below).
Subsequent Events
Subsequent to March 31, 2026, the Company completed an acquisition, and paid total consideration of $1.5 million, subject to adjustments, through a combination of cash, promissory note, and shares of common stock, No cash was acquired with this acquisition. The promissory note bears a simple interest rate of 7.00% with payments of principal and interest beginning August 2026 and ending in May 2029.

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
Components of Income and Expense
Revenue
We generate revenue from services performed by our employees, pass-through fees from sub-consultants, and reimbursable contract costs. On our condensed consolidated financial statements, we report gross contract revenue, which represents total revenue billed to customers excluding taxes collected from customers. Gross contract revenue less revenue derived from pass-through sub-consultant fees, reimbursable expenses and other direct expenses represents our net service billing, or that portion of our gross contract revenue attributable to services performed by our employees. Our industry uses the calculation underlying net service billing to normalize peer performance assessments and provide meaningful insight into trends over time. Refer to — Other Financial Data, Non-GAAP measurements and Key Performance Indicators below for further discussion of the use of this non-GAAP financial measure.
In general, we do not realize profit from the pass-through of sub-consultants and reimbursable expenses. As such, contract profitability is most heavily impacted by the mix of labor and assets utilized to complete the tasks and the efficiency of those resources in completing the assignments. Our largest and most consistent direct contract cost is our labor. To increase our revenue and maximize overall profitability we carefully monitor and manage our fixed and hourly labor and the utilization thereof. Maintaining an optimal level of utilization on a balanced pool of labor resources represents our greatest prospect for delivering increasing profitability.
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
The majority of our assignments within a contract are lump sum in nature, representing approximately 59% and 57% of our gross contract revenue for the three months ended March 31, 2026 and 2025, respectively. However, when evaluated at the overall contract or project level, approximately 92% and 91% of our gross contract revenue for those same periods was recognized over time. This difference reflects the presence of both hourly and lump sum assignments within individual contracts. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that is performed at risk with no documented customer commitment.
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
As technology evolves, we are developing efficiency enhancement automation tools that address repetitive information gathering functions, file preparation, extensive iteration, quality controls, and process management. These tools are positively impacting our budgeting and estimating with respect to revenue recognition. We are not automating critical professional judgment tasks upon which our customers rely to maintain public safety.
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
Income Tax Expense (Benefit)
The net income tax expense, current and deferred, includes estimated federal, state and local tax expense/benefit associated with our taxable income, as apportioned to the states in which we operate along with all available tax incentives and credits.
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
Net Service Billing
In the normal course of providing services to our customers, we routinely subcontract services and incur direct third-party contract expenses that may or may not be reimbursable and may or may not be billed to customers with mark-up. Gross revenue less revenue derived from pass-through sub-consultant fees and reimbursable expenses and other direct expenses represents our net service billing, which is a non-GAAP financial measure, or that portion of our gross contract revenue attributable to services performed by our employees. Net service billing excludes the impact of credit losses, which are reflected in operating expenses and evaluated separately as part of our credit and collection processes. Because the ratio of sub-contractor and direct expense costs to gross billing varies between contracts, gross revenue is not necessarily indicative of trends in our business. As a professional services company, we believe that metrics derived from net service billings more accurately demonstrate the productivity and profitability of our workforce than do those derived from gross revenue. Our industry uses the calculation of net service billing to normalize peer performance assessments and provide meaningful insight into trends over time.
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

Results of Operations
Combined results of operations
The following represents our condensed consolidated results of operations for periods indicated (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Gross contract revenue	$126,479	$112,931
Contract costs (exclusive of depreciation and amortization)	60,588	54,834
Operating expense	65,787	56,962
Income from operations	104	1,135
Other expense	3,401	2,110
Income tax expense	405	769
Net loss	$(3,702)	$(1,744)
Net margin	(2.9)%	(1.5)%
Other financial information [1]
Net service billing	$114,204	$100,053
Adjusted EBITDA	16,797	14,505
Adjusted EBITDA margin, net	14.7%	14.5%
1Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below.
Three months ended March 31, 2026 as compared to the three months ended March 31, 2025
Gross Contract Revenue
Gross contract revenue for the three months ended March 31, 2026, increased $13.6 million or 12.0% to $126.5 million as compared to $112.9 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, gross contract revenue attributable to work performed by our workforce increased $14.1 million, or 14.1% to $114.2 million or 90.3% of gross contract revenue as compared to $100.1 million or 88.7% for the three months ended March 31, 2025 (see Net service billing – non-GAAP). Of the $13.6 million increase in gross contract revenue during the three months ended March 31, 2026, acquisitions represented $8.6 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic. For each measurement and comparison period, historical balances of acquired and organic revenue bases are adjusted to reflect revenue accordingly.
Changes in gross contract revenue disaggregated between our core markets were as follows (in thousands other than percentages):

	For the Three Months Ended March 31,
Consolidated Gross Contract Revenue	2026	%GCR	2025	%GCR	Change	% Change
Building Infrastructure[1]	$52,348	41.4%	$52,039	46.1%	$309	0.6%
Transportation	26,609	21.0%	23,542	20.8%	3,067	13.0%
Power, Utilities & Energy[1]	34,732	27.5%	25,311	22.4%	9,421	37.2%
Natural Resources [2]	12,790	10.1%	12,039	10.7%	751	6.2%
Total:	$126,479	100.0%	$112,931	100.0%	$13,548	12.0%

Acquired [3]	$8,564	6.8%	$11,842	10.5%	$(3,278)	(27.7)%
1Includes periodic reclassifications of revenue between categories from prior periods for consistency of presentation. For the three months ended March 31, 2025, $3.9 million of data center revenue was reclassified from Building Infrastructure to Power, Utilities & Energy.
2Formerly Emerging Markets which represents environmental, mining, water resources, imaging and mapping and other.

3Acquired revenue in prior periods is as previously reported; four quarters post-closing, acquired revenue is reclassified as organic for the purpose of calculating organic growth rates.

For the three months ended March 31, 2026, gross contract revenue from the building infrastructure market increased less than $0.1 million or 0.6% as compared to the three months ended March 31, 2025. Building Infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue was the result of acquisitions and organic growth. Within the building infrastructure market, 37.5% of gross contract revenue was derived from residential assignments including single family, multi-family and mixed-use housing stock, 41.3% from commercial assignments including retail, hospitality and quick-serve restaurants (QSR), office and industrial, data centers and healthcare, and 21.2% from municipal assignments. Within residential, 44.6% of gross contract revenue was derived from for-sale homebuilding assignments, 46.8% from residential multi-family and 8.6% from mixed use projects. While the homebuilding market shows signs of rebounding from prior year interest rate impacts, for-sale residential services represented just 6.9% of our total gross contract revenue for the three months ended March 31, 2026. Within commercial, 48.2% of revenue was derived from office and industrial assignments, 47.1% from retail, hospitality, and quick serve restaurants, and 4.7% from healthcare. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market as we continue to experience strength in markets including quick serve restaurants, data centers, industrial distribution facilities, schools, and build-for-rent communities.
For the three months ended March 31, 2026, revenue from transportation increased $3.1 million or 13.0% as compared to the three months ended March 31, 2025. The increase was attributable to new contract awards in transportation from roadways, transits, ports and harbors, program administration and others, along with acquired transportation backlog which we were able to deliver to customers. Within transportation, 76.8% of our gross contract revenue was derived from public sector roadway customers, including state and local departments of transportation ("DOTs") and tollway operators; 19.8% from private sector roadway customers; 1.0% from ports & harbors customers; and 2.4% from aviation customers. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of renewable energy with traditional transmission infrastructure and the continued growth we are projecting in the clean energy transition, we have consolidated renewable energy into the power, utilities and energy category (sometimes referred to herein as the power, utilities and energy market) of our revenue mix and have adjusted historical balances accordingly. For the three months ended March 31, 2026, revenue from power, utilities, and energy increased $9.4 million or 37.2% as compared to the three months ended March 31, 2025. The additional increase in gross contract revenue from the power, utilities, and energy market is principally attributable to acquisitions and increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, and to increases derived from gas pipeline and electric transmission projects nationally. Within the power, utilities, and energy market, 60.7% of our gross contract revenue was derived from customers operating traditional transmission operations, 18.5% was derived from customers focused on alternative energy operations and 20.8% derived from data center customers. The power, utilities, and energy market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power, utilities, and energy provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our natural resources (formerly emerging markets) consist of mining, water resources, imaging and mapping, environmental consulting, and other natural resources services. For the three months ended March 31, 2026, revenue from natural resources markets decreased $0.8 million or 6.2% as compared to the three months ended March 31, 2025. What had previously been classified under emerging sectors grew to a scale that warranted separate market recognition. Accordingly, the emerging sector was renamed natural resources. The updated name reflects the evolved composition of this market. Gross contract revenue within natural resources was 44.6% from imaging and mapping activities, 14.6% from mining activities where we have specialized in copper mining, 30.5% from water resources activities, and 10.3% from environmental and other natural resources consulting. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in various natural resources.
For the three months ended March 31, 2026 and 2025, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 29.2% and 28.8% of our gross contract revenue, respectively. A portion of that increase is due to the reclassification of contracts for the Pike Corporation from the private sector to the public sector. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector customers are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $5.8 million or 10.6% to $60.6 million for the three months ended March 31, 2026, as compared to $54.8 million for the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025, total contract costs represented 47.9% and 48.5% of total contract revenue, respectively. For the three months ended March 31, 2026 and 2025 total contract costs represented 53.1% and 54.7% of revenue attributable to our workforce, respectively (see Net Service Billing).
Direct payroll costs increased $6.3 million or 15.0% to $48.3 million for the three months ended March 31, 2026, as compared to $42.0 million for the three months ended March 31, 2025. The increase in direct payroll costs is primarily driven by higher revenue and increased headcount to support growth, including contributions from recent acquisitions, as well as merit-based compensation increases. Direct payroll accounted for 79.7% of total contract costs for the three months ended March 31, 2026, an increase of 3.1% as compared to 76.6% for the three months ended March 31, 2025.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $5.4 million or 17.2% to $36.8 million for the three months ended March 31, 2026 as compared to $31.4 million for the three months ended March 31, 2025. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the three months ended March 31, 2026 and 2025, direct labor costs represented 29.1% and 27.8% of gross contract revenue, respectively, and represented 32.2% and 31.4% of the revenue attributable to our workforce, respectively.
Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $1.0 million or 9.5% to $11.5 million for the three months ended March 31, 2026 as compared to $10.5 million for the three months ended March 31, 2025.
Sub-consultants and other direct expenses decreased ($0.6) million or (4.7%) to $12.3 million for the three months ended March 31, 2026 as compared to $12.9 million for the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025, sub-consultant and other direct expenses represented 9.7% and 11.4% of gross contract revenue, respectively.
Operating Expense
Total operating expense increased $8.8 million or 15.4% to $65.8 million for the three months ended March 31, 2026 as compared to $57.0 million for the three months ended March 31, 2025.
Selling, general and administrative expenses increased $7.3 million or 14.5% to $57.8 million for the three months ended March 31, 2026, as compared to $50.5 million for the three months ended March 31, 2025. Indirect labor increased $2.6 million or 11.5% to $25.2 million as compared to $22.6 million due to increase in headcount along with merit increases. General overhead increased $4.6 million or 26.3% to $22.1 million as compared to $17.5 million due to increased costs associated with the overall growth of the Company.
Depreciation and amortization increased $1.9 million or 29.2% to $8.4 million for the three months ended March 31, 2026 as compared to $6.5 million for the three months ended March 31, 2025. The increase is primarily driven by amortization of new leased assets and higher amortization of acquired intangible assets associated with the RPT acquisition completed in the fourth quarter of 2025, which was not reflected in the prior-year period. The net gain on the sale of certain IT equipment and automobiles increased $0.4 million to $0.4 million of gain for the three months ended March 31, 2026, as compared to less than $0.1 million of gain in the three months ended March 31, 2025.
Other Expense
Other expense increased by $1.3 million to $3.4 million of expense for the three months ended March 31, 2026 as compared to $2.1 million for the three months ended March 31, 2025.

Income Tax Expense
Income tax expense for the three months ended March 31, 2026, decreased by ($0.4) million to $0.4 million, compared to $0.8 million for the three months ended March 31, 2025, see Note 2, Income Taxes. Our effective tax rate for the three months ended March 31, 2026, was (12.3)% compared to (78.9)% for the three months ended March 31, 2025.
Loss Before Tax and Net Loss
Loss before tax increased by ($2.3) million for the three months ended March 31, 2026, to ($3.3) million compared to ($1.0) million for the three months ended March 31, 2025. Net loss increased by ($2.0) million to ($3.7) million for the three months ended March 31, 2026, as compared to ($1.7) million for the three months ended March 31, 2025.
Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $14.1 million or 14.1% to $114.2 million for the three months ended March 31, 2026, as compared to $100.1 million for the three months ended March 31, 2025. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Gross contract revenue	$126,479	$112,931
Less: sub-consultants and other direct expenses	12,275	12,878
Net service billing	$114,204	$100,053
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
Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $2.3 million or 15.8% to $16.8 million for the three months ended March 31, 2026 as compared to $14.5 million for the three months ended March 31, 2025. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net service billing	$114,204	$100,053	$14,151	14.1%

Net loss	$(3,702)	$(1,744)	$(1,958)	112.3%
+ interest expense	3,262	2,113	1,149	54.4%
+ depreciation & amortization	8,406	6,521	1,885	28.9%
+ income tax benefit	405	769	(364)	(47.3)%
EBITDA	$8,371	$7,659	$712	9.3%
+ non-cash stock compensation	4,196	6,642	(2,446)	(36.8)%
+ acquisition and other non-core expenses	4,230	204	4,026	1973.5%
Adjusted EBITDA	$16,797	$14,505	$2,292	15.8%
Adjusted EBITDA margin, net	14.7%	14.5%

For the three months ended March 31, 2026 and 2025, Adjusted EBITDA includes add backs of $4.2 million and $6.6 million, respectively, relating to non-cash stock compensation expenses from restricted stock awards.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the three months ended March 31, 2026 and 2025, Adjusted EBITDA Margin, net was 14.7% and 14.5% respectively.

Backlog (other key performance metrics)
Our backlog increased $173.6 million or 36.2% to $652.7 million during the three months ended March 31, 2026, as compared to $479.1 million at December 31, 2025. At March 31, 2026 and December 31, 2025 our backlog was comprised as follows:

	March 31, 2026	December 31, 2025
Building Infrastructure	25%	33%
Transportation	21%	29%
Power, Utilities & Energy	21%	24%
Natural Resources	33%	14%
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our revolving credit facility under our Credit Agreement (as defined below), lease financing, proceeds from stock sales and other structured debt securities. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, acquisitions, and acquisition related payments. On March 31, 2026, we maintained $250.0 million of aggregate revolving commitments under our Credit Agreement with Bank of America, our primary lender. See -"Credit Facilities and Other Financing" below for more information on our Credit Agreement. Under the terms of our Credit Agreement, available cash in our primary operating account sweeps against the outstanding balance every evening. Our cash on hand therefore generally consists of petty cash and other non-operating funds not included in the nightly sweep. Cash on hand includes the cash we keep in short-term investment accounts along with deposits and payments in transit in our operating sweep account. Our cash on hand increased by $1.0 million on March 31, 2026 as compared to December 31, 2025.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flows (amounts in thousands)	2026	2025
Net cash provided by operating activities	$11,578	$12,034
Net cash used in investing activities	(1,859)	(1,744)
Net cash used in financing activities	(8,738)	(6,288)
Change in cash, cash equivalents and restricted cash	981	4,002
Cash and cash equivalents, end of period	12,047	10,700
Operating Activities
During the three months ended March 31, 2026, net cash provided by operating activities was $11.6 million, which primarily consisted of ($3.7) million net loss, adjusted for stock-based compensation expense of $4.2 million, depreciation and amortization expense of $8.4 million, and a net cash inflow of $2.6 million from changes in operating assets and liabilities. The net inflow from changes in operating assets and liabilities was primarily due to a $7.7 million increase in accounts payable and accrued expenses, partially offset by a $3.6 million increase in accounts receivable resulting from a combination of acquired accounts receivable from acquisitions and increased billing to our customers, a $0.7 million increase in contract assets and liabilities, and a $0.8 million increase in prepaid expenses and other assets.

Investing Activities
Net cash used in investing activities increased by $0.2 million to ($1.9) million for the three months ended March 31, 2026 as compared to ($1.7) million for the three months ended March 31, 2025.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2026 was ($8.7) million compared to ($6.3) million used in financing activities during the three months ended March 31, 2025, an increase of $2.4 million. The increase in net cash used in financing is primarily attributable to the net proceeds of $13.5 million from borrowing on the Revolving Credit Facility, offset by $4.2 million from payments on finance leases, $9.2 million for repurchase of common stock, $7.2 million used for repayment of notes and $1.8 million used to purchase treasury shares.
Credit Facilities and Other Financing
As of March 31, 2026, we had $250.0 million of aggregate revolving commitments pursuant to credit agreement originally entered into on May 2, 2024, by the Company and certain of its subsidiaries, as guarantors, with lenders including Bank of America, N.A.as Administrative Agent, Swingline Lender and L/C Issuer, and TD Bank, N.A, as syndication agent (as amended from time to time, the "Credit Agreement").. The Credit Agreement has a maturity date of May 2, 2029.
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
On March 3, 2026, we entered into a Third Amendment to the Credit Agreement and Joinder Agreement with lenders, Bank of America N.A. as Administrative Agent, the Swingline Lender and L/C Issuer, TD Bank, N.A. and PNC Bank, which increased the maximum aggregate revolving commitments from $210.0 million to $250.0 million.

Under the terms of the Credit Agreement, available cash in our primary operating account sweeps against the outstanding balance every evening. As of March 31, 2026, the outstanding balance was $108.8 million.
The Credit Agreement is secured by all the assets of the Company and the subsidiary guarantors. Under the Credit Agreement, we are required to comply with certain covenants, including covenants on indebtedness, investments, liens and restricted payments, as well as to maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Credit Agreement). At March 31, 2026, we were in compliance with all covenants.
We utilize master lease facilities primarily with Dext Capital (“Dext”) (formerly Honour Capital, LLC) and Enterprise Leasing (“Enterprise”). The Dext lease facility finances our acquisition of IT infrastructure, geospatial and survey equipment, furniture and other long-lived assets. The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. At March 31, 2026, we maintained a fleet of approximately 500 vehicles. All of our leasing facilities allow for both operating and finance leasing. We allocate finance lease payments between amortization and interest. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $1.5 million per month. We utilize a third party valuation specialist to formulate the incremental borrowing rates for the Company, to calculate the present value on new leases.
We regularly evaluate our options with respect to capital and our requirements for operations and growth. We do not limit our consideration to traditional bank financing, but rather include other structured debt and equity as option for additional capital.
For more information about our credit facility, see Note 11 – Revolving Credit Facilities.
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
Cautionary Statement about Forward-Looking Statements
Our discussion and analysis in this Quarterly Report on Form 10-Q, contains forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development and/ or otherwise are not statements of historical fact. In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” “seeks,” “may,” “should,” “could” or the negative of such terms or similar expressions. The absence of these words does not mean that a statement is not forward-looking. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our recent and future acquisitions; our expectations regarding the impact of any completed or planned acquisition; our intentions regarding our growth strategies and investment of resources, including the markets in which we intend to focus our growth initiatives; our expectations regarding trends and opportunities for future growth and expansion, including our projections of growth in energy transitions; our expectations regarding the use of our current liquidity and capital resources for acquisitions; or expectations to experience periodic volatility in concentration of sub-consultant utilization; our plans to develop and implement automation tools and our beliefs regarding the benefits of technological advancements and AI-enabled automation; and our belief that our sources of liquidity will be sufficient to fund our projected cash requirements and strategic initiatives for the next year. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in the Risk Factors section of our Annual Report on Form 10-K and throughout this Quarterly Report on Form 10-Q.
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

•significant influence by our largest stockholder, Gary Bowman, our Chief Executive Officer, and the existence of certain anti-takeover measures in our governing documents; and
•the factors identified in our Annual Report on Form 10-K, including those discussed under the heading “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” and in our other filings with the Securities and Exchange Commission (the “SEC”).
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes issued as partial consideration for acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Credit Agreement under which rates are tied to Term SOFR (Secured Overnight Financing Rate), plus an applicable rate which varies between 5.90% and 8.05% based on our ratio of Funded Debt to EBITDA (as each is defined in the Credit Agreement). As of March 31, 2026, there was $108.8 million outstanding on the Credit Agreement. A one percentage point change in the assumed interest rate of the Credit Agreement would change our annual interest expense by approximately $1.1 million in 2026.
Our finance lease obligations with Dext (formerly Honour) and Enterprise were an aggregate of $39.8 million as of March 31, 2026. These finance lease obligations bear interest at a fixed rate. Accordingly, there is no exposure to market risk related to these obligations.
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
None.
Issuer Purchase of Equity Securities
The following table summarizes the purchases of our common stock made by us during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/26 - 1/31/26	32,377	34.57	65,819	13,351,863	(2)
2/1/26 - 2/28/26	21,133	33.53	93,354	10,219,719	(2)
3/1/26 - 3/31/26	-	-	-	6,425,348	(2)
(1) This column reflects shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2) On June 6, 2025, the board of directors authorized a new share repurchase program under which the Company may repurchase up to $25 million of its common stock ("2025 Repurchase Authorization") over a 12-month period beginning on June 9, 2025. The 2025 Repurchase Authorization replaced the Company's prior share repurchase program, which was scheduled to expire on July 31, 2025. The authorization is effective through June 9, 2026. The execution of the repurchase program is expected to be consistent with the Company’s strategic initiatives which prioritize investments in organic and acquisitive growth. The timing and amount of any share repurchases will be determined by management at its discretion based on several factors including share price, market conditions and capital allocation priorities. Shares may be repurchased from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The share repurchase program does not obligate Bowman to acquire a specific number of shares of common stock and may be suspended, modified, or discontinued at any time without notice. As of March 31, 2026, we have repurchased 560,983 shares of our common stock under the 2025 Repurchase Authorization.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None

Item 5. Other Information.
During the quarter ended March 31, 2026, the following directors and officer of the Company each adopted a trading arrangement for the sale of securities of the Company’s common stock (each a 10b5-1 Plan) that is intended to satisfy the affirmative defense condition of the Securities Exchange Act Rule 10b5-1 (c):
1. On March 13, 2026, Patricia Mulroy, a Director of the Company, adopted a 10b5-1 Plan that provides for the sale of up to 3,301 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan in May 2026. Ms. Mulroy’s prior plan expired in accordance with its terms in July 2025.
2. On March 11, 2026, Gary Bowman, the Company’s Chief Executive Officer and Director, adopted a 10b5-1 Plan that provides for (i) with respect to Mr. Bowman, the sale of up to 100,000 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from October 2026 through September 2027, (ii) a gift of up to 50,000 shares of Company common stock in December 2026, and (iii) with respect to Bowman Family Asset Management LLC (“BFAM”), an estate planning vehicle established to manage the investments of Mr. Bowman and his family and of which Mr. Bowman is the manager, the sale of up to 60,000 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from October 2026 through September 2027. Mr. Bowman’s current 10b5-1 Plan on behalf of himself and BFAM expires in September 2026.
3. The Company entered into an Amended and Restated Executive Employment Agreement, dated April 15, 2026, with Daniel Swayze, the Company’s Chief Operating Officer, as authorized by the Board on February 12, 2026. The Agreement provides for a one-year extension of the initial term of the Mr. Swayzes’ employment, such that the initial term will expire on December 31, 2028 rather than on December 31, 2027, and included the one-time equity retention awards approved by the Board.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.2+*	Amended and Restated Executive Employment Agreement dated as of April 15, 2026 by and between Bowman Consulting Group Ltd. and Daniel Swayze.

10.3+
Amended and Restated Executive Employment Agreement dated February 12, 2026 between Bowman Consulting Group Ltd. and Bruce Labovitz (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-40371), filed with the SEC on February 17, 2026).

10.4
Third Amendment to Credit Agreement and Joinder Agreement, dated as of March 3, 2026, by and among Bowman Consulting Group Ltd., the Guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K (File No. 001-40371), filed with the SEC on March 5, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101:	XBRL.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________

*Filed herewith.
**    This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934.
+    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWMAN CONSULTING GROUP LTD.

Date: May 6, 2026	By:	/s/ Gary Bowman
Gary Bowman
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Bruce Labovitz
Bruce Labovitz
Chief Financial Officer (Principal Financial Officer)