Form 10-Q
period 2026-06-30
Bowman Consulting Group Ltd.
filed 2026-08-10
CIK 1847590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2026, the registrant had 17,335,512 shares of common stock outstanding.

i

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report on Form 10-Q that do not relate to matters of historical fact should be considered forward-looking statements, including, without limitation, statements regarding the Merger (as defined in footnote 1 below), including the expected timing of the closing of the Merger, the ability of the parties to complete the Merger considering the various closing conditions, the expected synergies, impacts and benefits of the Merger, the plans, strategies and prospects, both business and financial, of Bowman Consulting Group Ltd. (the “Company”), and any assumptions underlying any of the foregoing.
In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are based on the Company’s current expectations and are not guarantees of future performance. These forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from the Company’s current expectations. Important factors that could cause such differences include:
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
•our need to comply with a number of restrictive covenants and similar provisions in our credit facility that generally limit our ability to (among other things) incur additional indebtedness, create liens, make acquisitions, pay dividends and undergo certain changes in control, which could affect our ability to finance future operations, acquisitions or capital needs; and
•significant influence by our largest stockholder, Gary Bowman, our Chief Executive Officer, and the existence of certain anti-takeover measures in our governing documents.
Additionally, these risks and uncertainties include risks and developments related to, among other things, (i) the completion of the proposed Merger on the anticipated terms and timing, or at all, including the parties’ ability to obtain required stockholder approval, regulatory approvals and satisfy the other conditions to the completion of the Merger, or the failure to satisfy such conditions, (ii) the effect of the announcement or pendency of the Merger on the Company’s business, operating results, financial performance, ability to retain and hire key personnel, and relationships with customers, suppliers, competitors and others, (iii) the effect of the restrictions imposed by the Merger Agreement (as defined in footnote 1 below) during the pendency of the Merger, which may (x) disrupt the Company’s current plans and business operations, (y) impact the Company’s ability to pursue certain business opportunities or strategic transactions or (z) divert management’s attention from ongoing business operations, (iv) the ability of Bernhard Capital Partners, the acquiror in the Merger, to procure the financing required to complete the Merger, (v) the possibility that competing offers may be made, and the effect of such competing offers on the Merger and the parties’ respective rights under the Merger Agreement, (vi) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, (vii) the fact that the Company may be required to pay a termination fee to Bernhard Capital Partners if the Merger Agreement is terminated in certain circumstances, (viii) litigation being instituted against the Company, Bernhard Capital Partners or other parties, including their respective directors, managers or officers, in connection with the Merger, which may have an unfavorable outcome, (ix) the uncertainty of the outcome of any such litigation and its effects on the parties to the Merger Agreement, (x) changes in laws, regulations, or policies, (xi) general economic conditions, nationally and globally, and their effect on the market for the Company’s services, (xii) competitive pressures and trends in the Company’s industry and its ability to successfully compete with its competitors, (xiii) the effect on the Company’s stock price if the Merger is not completed, which may decline significantly following a termination of the Merger Agreement, (xiv) potential business uncertainty during the pendency of the Merger, including changes to existing business relationships; (xv) the significant costs, fees and expenses the Company may incur in connection with the Merger, and (xvi) the effects of unknown liabilities related to the Merger on the Company.
For additional information about other factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to the Company’s periodic reports and other filings with the SEC, including risks described under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC, and other filings with the SEC, which are accessible on the SEC’s website at www.sec.gov and the Company’s Investor Relations page at investors.bowman.com. The forward-looking statements included in this Quarterly Report on Form 8-K are made only as of the date hereof, and the Company disclaims any obligation to update the forward-looking statements in the future, except as required by applicable law. Forward-looking statements should be considered in light of these risks and uncertainties. Investors and others are cautioned not to place undue reliance on forward-looking statements.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,486	$11,066
Accounts receivable, net	140,299	130,634
Contract assets	67,055	53,512
Notes receivable - officers, employees, affiliates, current portion	256	13
Prepaid and other current assets	17,405	17,730
Total current assets	235,501	212,955
Non-Current Assets
Property and equipment, net	71,684	49,206
Operating lease, right-of-use assets	45,835	45,822
Goodwill	174,519	173,579
Notes receivable, less current portion	903	903
Notes receivable - officers, employees, affiliates, less current portion	868	1,108
Other intangible assets, net	83,340	88,580
Deferred tax asset, net	5,599	5,822
Other assets	1,813	1,707
Total Assets	$620,062	$579,682
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Revolving credit facility	$136,159	$95,350
Accounts payable and accrued liabilities, current portion	59,542	60,035
Contract liabilities	14,178	10,965
Notes payable, current portion	22,039	22,698
Operating lease obligation, current portion	12,557	11,951
Finance lease obligation, current portion	16,602	13,735
Total current liabilities	261,077	214,734
Non-Current Liabilities
Other non-current obligations	359	377
Notes payable, less current portion	22,691	34,313
Operating lease obligation, less current portion	39,842	40,430
Finance lease obligation, less current portion	34,691	23,718
Deferred tax liability, net	279	279
Pension and post-retirement obligation, less current portion	4,631	4,726
Total liabilities	$363,570	$318,577
Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.01 par value; 30,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 22,462,623 shares issued and 17,232,626 outstanding, and 21,972,432 shares issued and 17,194,091 outstanding as of June 30, 2026 and December 31, 2025, respectively	225	220
Additional paid-in-capital	366,644	355,458
Accumulated other comprehensive income	842	895
Treasury stock, at cost; 5,229,997 and 4,778,341 shares, respectively	(99,475)	(84,931)
Accumulated deficit	(11,744)	(10,537)
Total shareholders' equity	$256,492	$261,105
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$620,062	$579,682
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Gross Contract Revenue	$146,125	$122,090	$272,604	$235,021
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	51,229	42,425	99,545	84,390
Sub-consultants and expenses	17,156	14,093	29,431	26,971
Total contract costs	68,385	56,518	128,976	111,361
Operating Expenses:
Selling, general and administrative	62,274	49,759	120,052	100,239
Depreciation and amortization	7,813	6,544	16,219	13,065
(Gain) loss on sale of assets, net	(479)	225	(880)	176
Total operating expenses	69,608	56,528	135,391	113,480
Income from operations	8,132	9,044	8,237	10,180
Other expenses	5,796	1,636	9,197	3,746
Income (loss) before tax expense	2,336	7,408	(960)	6,434
Income tax (benefit) expense	(159)	1,399	247	2,169
Net income (loss)	$2,495	$6,009	$(1,207)	$4,265
Earnings allocated to non-vested shares	109	307	–	218
Net income (loss) attributable to common shareholders	$2,386	$5,702	$(1,207)	$4,047
Earnings (loss) per share
Basic	$0.15	$0.35	$(0.07)	$0.25
Diluted	$0.14	$0.34	$(0.07)	$0.24
Weighted average shares outstanding:
Basic	16,433,556	16,331,964	16,443,424	16,344,173
Diluted	16,604,374	16,583,034	16,443,424	16,589,787
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$2,495	$6,009	$(1,207)	$4,265
Other comprehensive loss
Pension and post-retirement adjustments	(27)	(32)	(53)	(64)
Other comprehensive loss	(27)	(32)	(53)	(64)
Income tax provision related to items of other comprehensive loss	–	–	–	–
Other comprehensive loss, net of tax	(27)	(32)	(53)	(64)
Comprehensive income (loss), net of tax	$2,468	$5,977	$(1,260)	$4,201
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended June 30, 2026 and 2025
(Amounts in thousands except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2025	21,502,214	$215	$335,514	(4,165,124)	$(67,579)	$1,114	$(19)	$(25,130)	$244,115
Issuance of new common shares	8,920	–	225	–	–	–	–	–	225
Purchase of treasury stock	–	–	–	(53,066)	(1,319)	–	–	–	(1,319)
Issuance of new common shares under stock compensation plan	185,532	2	(2)	–	–	–	–	–	–
Cancellation of shares under stock compensation plan	(8,832)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	18,970	–	428	–	–	–	–	–	428
Stock based compensation	–	–	5,562	–	–	–	–	–	5,562
Collection on stock subscription notes receivable	–	–	–	–	–	–	10	–	10
Other comprehensive loss, net of tax	–	–	–	–	–	(32)	–	–	(32)
Repurchase of common stock	–	–	–	(247,634)	(5,355)	–	–	–	(5,355)
Net income	–	–	–	–	–	–	–	6,009	6,009
Balance at June 30, 2025	21,706,804	$217	$341,727	(4,465,824)	$(74,253)	$1,082	$(9)	$(19,121)	$249,643

Balance at March 31, 2026	22,273,373	$223	$360,007	(5,119,949)	$(95,959)	$869	$–	$(14,239)	$250,901
Purchase of treasury stock	–	–	–	(16,210)	(514)	–	–	–	(514)
Issuance of new common shares under stock compensation plan	175,440	2	(2)	–	–	–	–	–	–
Cancellation of common shares under stock compensation plan	(5,366)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	19,176	–	510	–	–	–	–	–	510
Stock based compensation	–	–	6,129	–	–	–	–	–	6,129
Other comprehensive loss, net of tax	–	–	–	–	–	(27)	–	–	(27)
Repurchases of common stock	–	–	–	(93,838)	(3,002)	–	–	–	(3,002)
Net income	–	–	–	–	–	–	–	2,495	2,495
Balance at June 30, 2026	22,462,623	$225	$366,644	(5,229,997)	$(99,475)	$842	$–	$(11,744)	$256,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2026 and 2025
(Amounts in thousands except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2025	21,281,247	$213	$329,073	(3,899,109)	$(60,901)	$1,146	$(30)	$(23,386)	$246,115
Issuance of new common shares	48,267	–	1,194	–	–	–	–	–	1,194
Purchase of treasury stock	–	–	–	(156,152)	(3,894)	–	–	–	(3,894)
Issuance of new common shares under stock compensation plan	317,120	3	(3)	–	–	–	–	–	–
Cancellation of shares under stock compensation plan	(15,830)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	44,993	1	911	–	–	–	–	–	912
Stock based compensation	–	–	10,119	–	–	–	–	–	10,119
Collection on stock subscription notes receivable	–	–	–	–	–	–	21	–	21
Exercises of conversion feature of convertible note	31,007	–	433	–	–	–	–	–	433
Other comprehensive loss, net of tax	–	–	–	–	–	(64)	–	–	(64)
Repurchase of common stock	–	–	–	(410,563)	(9,458)	–	–	–	(9,458)
Net income	–	–	–	–	–	–	–	4,265	4,265
Balance at June 30, 2025	21,706,804	$217	$341,727	(4,465,824)	$(74,253)	$1,082	$(9)	$(19,121)	$249,643

Balance at January 1, 2026	21,972,432	$220	$355,458	(4,778,341)	$(84,931)	$895	$–	$(10,537)	$261,105
Issuance of new common shares	7,130	–	300	–	–	–	–	–	300
Purchase of treasury stock	–	–	–	(69,720)	(2,315)	–	–	–	(2,315)
Issuance of new common shares under stock compensation plan	454,320	5	(5)	–	–	–	–	–	–
Cancellation of common shares under stock compensation plan	(8,993)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	37,734	–	986	–	–	–	–	–	986
Stock based compensation	–	–	9,905	–	–	–	–	–	9,905
Other comprehensive loss, net of tax	–	–	–	–	–	(53)	–	–	(53)
Repurchases of common stock	–	–	–	(381,936)	(12,229)	–	–	–	(12,229)
Net loss	–	–	–	–	–	–	–	(1,207)	(1,207)
Balance at June 30, 2026	22,462,623	$225	$366,644	(5,229,997)	$(99,475)	$842	$–	$(11,744)	$256,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	(1,207)	4,265
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization - property, plant and equipment	9,978	7,932
Amortization of intangible assets	6,241	5,133
(Gain) loss on sale of assets	(880)	141
Credit losses	831	745
Stock based compensation	9,587	9,694
Deferred taxes	223	(12,185)
Accretion of discounts on notes payable	204	404
Changes in operating assets and liabilities, net of acquisition of businesses
Accounts receivable	(10,260)	(8,112)
Contract assets	(13,518)	(8,656)
Prepaid expenses and other assets	120	5,945
Accounts payable and accrued expenses	(778)	5,573
Contract liabilities	3,164	5,414
Net cash provided by operating activities	3,705	16,293
Cash Flows from Investing Activities:
Purchases of property and equipment	(9,406)	(1,119)
Proceeds from sale of assets and disposal of leases	880	102
Capitalized internal-use software development costs	(620)	–
Proceeds from notes receivable	–	718
Acquisitions of businesses, net of cash acquired	(912)	(1,559)
Collections under stock subscription notes receivable	–	21
Net cash used in investing activities	(10,058)	(1,837)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	40,809	22,515
Repayment under notes payable	(13,309)	(8,919)
Payments on finance leases	(7,943)	(5,600)
Payment of contingent consideration from acquisitions	(225)	(1,171)
Payments for purchase of treasury stock	(2,316)	(3,894)
Repurchases of common stock	(12,229)	(9,458)
Proceeds from issuance of common stock	986	913
Net cash provided by (used in) financing activities	5,773	(5,614)
Net (decrease) increase in cash and cash equivalents	(580)	8,842
Cash and cash equivalents, beginning of period	11,066	6,698
Cash and cash equivalents, end of period	$10,486	$15,540
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,092	$3,812
Net cash paid for income taxes	$2,111	$681
Non-cash investing and financing activities:
Property and equipment acquired under finance lease	$(22,377)	$(10,144)
Non-cash additions to property and equipment	$(1,044)	$–
Note payable converted to common shares	$–	$(434)
Issuance of notes payable for acquisitions	$(600)	$(2,056)
Non-cash change in contingent consideration liability	$(2,288)	$–
Settlement of contingent consideration	$525	$2,338
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
Recent Developments
On August 9, 2026, the Company entered into a definitive agreement to be acquired by affiliates of Bernhard Capital Partners in an all-cash merger transaction. See Note 17 - Subsequent Events for additional information regarding the proposed Merger.
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
Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for expected credit losses. As of June 30, 2026 and December 31, 2025, the balance in the allowance for expected credit losses was $4.2 million and $3.7 million, respectively. No single customer accounted for more than 10% of the Company's outstanding receivables as of either date.
The following table presents the activity in the allowance for credit losses for the six months ended June 30, 2026 (in thousands):

Balance as of December 31, 2025	$3,696
Provision for credit losses	495
Write-offs	–
Recoveries	–
Balance as of June 30, 2026	$4,191
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
The Company can, at times, be subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the six months ended June 30, 2026, or for the year ended December 31, 2025. The Company’s customers are located throughout the United States across diverse market sectors. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.
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
As of June 30, 2026 and December 31, 2025:
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

Fair value measurements relating to our business combinations are made primarily using Level 3 inputs including discounted cash flow, Binomial Lattice Model, and to the extent applicable, Monte Carlo simulation techniques. Fair value for the identified intangible assets is generally estimated using inputs primarily for the income approach using the multiple period excess earnings method. The significant assumptions used in estimating fair value include (i) revenue projections of the business, including contract costs and EBITDA, (ii) attrition rates and (iii) the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Other personal property assets, such as property and equipment, are valued using the cost approach, which is based on replacement or reproduction costs of the asset less depreciation. The fair value of the contingent consideration is estimated using published treasury rates in the Wall St. Journal and discounting the present value along with other significant assumptions which include projections of revenue, and probabilities of meeting those projections, as well as Monte Carlo simulation techniques.
The following is a summary of change in contingent consideration:

(in thousands)	For the Six Months Ended June 30, 2026	For the Year Ended December 31, 2025
Balance at beginning of period	$1,581	$6,652
Fair value of contingent consideration issuances	–	43
Change in fair value of contingent consideration	2,411	(710)
Settlement of contingent consideration	(750)	(4,404)
Balance at end of period	$3,242	$1,581
The change in fair value consideration is included in Other Expense in the Condensed Consolidated Income Statement.
Income Taxes
The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events recognized in the condensed consolidated financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when the differences settle or become realized. Valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable or recoverable in the future. As of June 30, 2026, no valuation allowances are required, and all deferred tax assets are realizable.

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

The Company’s effective tax rate for the six months ended June 30, 2026 and June 30, 2025, was (25.7)% and 33.7%, respectively. The change in the Company’s effective tax rate is predominantly due to certain non-recurring discrete items, as discussed below.

The tax expense for shortfalls on stock awards was $0.3 million for the six months ended June 30, 2026, compared to the tax benefit for windfalls of $0.3 million for the six months ended June 30, 2025. Further, there was no interest on uncertain tax positions for the six months ended June 30, 2026, compared to $1.5 million for the six months ended June 30, 2025. These factors as a function of pre-tax book loss of $1.0 million for the six months ended June 30, 2026, compared to pre-tax book income of $6.4 million for the six months ended June 30, 2025, decreased the rate by 35.2% for the six months ended June 30, 2026, compared to an increase of 21.3% for the six months ended June 30, 2025.
The Company files income tax returns in the U.S. federal jurisdiction and certain states in which it operates. Based on the timing of the filing of such tax returns, the Company’s federal income tax returns for tax years 2022 and thereafter remain subject to examination by the U.S. Internal Revenue Service. The statute of limitations on the Company’s state income tax returns generally conforms to the federal three-year statute of limitations.
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
3. Earnings (Loss) Per Share and Certain Related Information
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three and six months ended June 30, 2026 and 2025. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings (loss) of the Company. The dilutive effect of options is reflected in diluted earnings (loss) per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee Stock Purchase Plan is reflected in diluted earnings (loss) per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The dilutive effect of convertible debt is reflected in diluted earnings (loss) per share by application of the if-converted method. The Company uses the two-class method to determine earnings (loss) per share.
For calculating basic earnings (loss) per share, for the three and six months ended June 30, 2026, the weighted average number of shares outstanding exclude 748,453 and 730,187 non-vested restricted shares and no unexercised substantive options. For the three months ended June 30, 2025, the computation of diluted earnings per share did not include the effect of non-vested restricted shares or substantive options, as their effect was antidilutive. For the six months ended June 30, 2026, the computation of diluted earnings (loss) per share did not include the effect of all potential dilutive common stock equivalents, as their impact would have been antidilutive due to the net loss for the period.
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

The following table represents a reconciliation of the net loss and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income (loss)	$2,495	$6,009	$(1,207)	$4,265
Earnings allocated to non-vested shares	109	307	–	218
Total	$2,386	$5,702	$(1,207)	$4,047
Denominator
Weighted average common shares outstanding	16,433,556	16,331,964	16,443,424	16,344,173
Effect of dilutive nominal options	–	–	–	–
Effect of dilutive contingently earned shares	170,818	251,070	–	245,614
Dilutive average shares outstanding	16,604,374	16,583,034	16,443,424	16,589,787
Basic earnings (loss) per share	$0.15	$0.35	$(0.07)	$0.25
Dilutive earnings (loss) per share	$0.14	$0.34	$(0.07)	$0.24

Share Repurchases
On June 6, 2025, the board of directors authorized a new share repurchase program under which the Company may repurchase up to $25 million of its common stock ("2025 Repurchase Authorization") over a 12-month period beginning on June 9, 2025. The execution of the repurchase program is expected to be consistent with the Company’s strategic initiatives which prioritize investments in organic and acquisitive growth. The timing and amount of any share repurchases will be determined by management at its discretion based on several factors including share price, market conditions and capital allocation priorities. Shares may be repurchased from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The share repurchase program does not obligate Bowman to acquire a specific number of shares of common stock and may be suspended, modified, or discontinued at any time without notice. The 2025 Repurchase Authorization expired in accordance with its terms on June 9, 2026.
During the six months ended June 30, 2026, the Company repurchased 381,936 shares of its common stock under the 2025 Repurchase Authorization at an average price of $32.02 per share for a total of $12.2 million.
Cumulatively, under the 2025 Repurchase Authorization, the Company has repurchased 654,821 shares of common stock at an average price of $32.95 per share for a total of $21.6 million through its expiration on June 9, 2026.
4. Acquisitions
Business Combinations
2026 Acquisition
During the six months ended June 30, 2026, the Company completed one acquisition for total consideration of $1.5 million, consisting of cash and a promissory note. No cash was acquired as part of the transaction. The promissory note bears interest at 7.00% and is payable in equal monthly installments beginning in August 2026 through May 2029.
The purchase price allocation consists primarily of goodwill and is based upon preliminary information that is subject to change when additional information is obtained.

2025 Acquisitions
During 2025, the Company completed seven acquisitions, with the purchase price allocation, including the residual amount allocated to goodwill, based on preliminary information. This allocation is subject to change as additional data concerning final asset and liability valuations are obtained and management finalizes its reassessment of the measurement period procedures, based on the results of the preliminary valuation. The Company does not anticipate any significant adjustments during the applicable measurement period. However, the Company will adjust assets and liabilities if new information arises regarding facts and circumstances that existed as of the acquisition date, which, if known, would have led to revised estimated values for those assets or liabilities. For the three and six months ended June 30, 2026, there were no measurement period adjustments. The effect of any measurement period adjustments would be reflected as if the adjustments had been made on the acquisition date.
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

The condensed consolidated financial statements of the Company include the results of operations since the date RPT was acquired. The following table presents the results of operations of RPT since the date of acquisition for the three and six months ended June 30, 2026 (in thousands):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2026
Gross contract revenue[1]	$5,606	$13,160
Pre-tax net income[2]	$1,455	$2,867

1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.

2 Pre-tax Net Income excludes corporate overhead allocation.
The following table presents the unaudited pro forma condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025, assuming that the RPT acquisition, discussed above, occurred on January 1, 2025. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Gross contract revenue[3]	$146,125	$126,481	$272,604	$242,420
Pre-tax net income	$3,140	$6,700	$384	$3,920

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

The condensed consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisitions (excluding RPT). The following table presents the results of operations of the other companies acquired during 2025 (excluding RPT) from their respective dates of acquisition for the three and six months ended June 30, 2026 (in thousands):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2026
Gross contract revenue[1]	$5,806	$9,656
Pre-tax net income[2]	$2,486	$3,521
1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.
2Pre-tax Net Income excludes corporate overhead allocation.
The following table presents the unaudited pro forma condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025, assuming that the companies acquired in 2025 (excluding RPT), discussed above, occurred on January 1, 2025. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Gross contract revenue[3]	$146,125	$123,500	$272,604	$239,590
Pre-tax net income (loss)	$2,510	$5,973	$(1,073)	$4,254

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
In connection with all of the 2025 acquisitions, the Company recognized $0.1 million of acquisition related expenses within Other Income and Expenses in the condensed consolidated statement of income for the three and six months ended June 30, 2026, including legal fees, consulting fees, and other miscellaneous expenses associated with acquisitions.
In connection with the 2026 acquisition, the Company acquired identifiable intangible assets with an aggregate fair value of approximately $0.4 million, which were not material to the Company's condensed consolidated financial statements. Accordingly, the related purchase price allocation has not been presented separately. The following table summarizes the purchase price allocation at fair value for identifiable intangible assets acquired during 2025.

	2025	Weighted-Average Life
Customer relationships	$30,138	14.58
Contract rights	2,669	0.59
Developed technology	320	10.00
Favorable leaseholds	21	5.25
Total	$33,148

5. Disaggregation of Revenue and Contract Balances
The Company disaggregates revenues by contract type, see Revenue Recognition in Note 2 for further details. For the three and six months ended June 30, 2026, the Company derived 91.6% and 91.7% of its revenue from contracts classified as lump sum, and 8.4% and 8.3% of its revenue from time and material contracts, respectively. For the three and six months ended June 30, 2025, the Company derived 91.6% and 91.2% of its revenue from contracts classified as lump sum, and 8.4% and 8.8% of its revenue from time and material contracts, respectively.
The Company had approximately $440.2 million in remaining performance obligations as of June 30, 2026 of which it expects to recognize approximately 85.2% within the next twelve months and the remaining 14.8% in the next twelve to twenty-four months.
Disaggregated revenues by contract type were as follows (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
Fixed fee	$133,848	91.6%	$111,837	91.6%	$249,990	91.7%	$214,442	91.2%
Time-and-materials	12,277	8.4%	10,253	8.4%	22,614	8.3%	20,579	8.8%
Gross contract revenue	$146,125	100.0%	$122,090	100.0%	$272,604	100.0%	$235,021	100.0%
The Company recognized $1.8 million and $8.1 million of revenue for the three and six months ended June 30, 2026, which was included in the contract liabilities balance as of December 31, 2025, and $0.7 million and $4.2 million of revenue for the three and six months ended June 30, 2025, respectively, which were included in the contract liabilities balance as of December 31, 2024.

6. Contracts in Progress
The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Costs incurred on uncompleted contracts	$548,994	$489,795
Estimated contract earnings in excess of costs incurred	831,388	750,896
Estimated contract earnings to date	1,380,382	1,240,691
Less: billed to date	(1,327,505)	(1,198,144)
Net contract assets	$52,877	$42,547
7. Notes Receivable
The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The following is a summary of these notes receivable (in thousands):

	June 30, 2026	December 31, 2025
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 0.0% - 5.5%. The notes receivable mature through December 2027.	$1,124	$1,121
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2027.	903	903
Total:	2,027	2,024
Less: current portion
Officers, employees and affiliates	(256)	(13)
Non-current portion	$1,771	$2,011
1Note issued prior to the Company's initial public offering.
Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. No interest was accrued on the notes receivable for the six months ended June 30, 2026.

8. Property and Equipment, Net
Property and equipment for fixed assets are as follows (in thousands):

	June 30, 2026	December 31, 2025
Computer equipment	$3,343	$3,092
Survey equipment	6,104	5,946
Vehicles	2,613	2,483
Furniture and fixtures	2,781	2,754
Leasehold improvements	9,813	9,707
Software	414	466
Camera equipment	947	947
Aircraft	11,345	8,345
Aircraft engine & GPS	1,535	1,535
Fixed assets pending lease financing [1]	8,617	1,766
Total:	47,512	37,041
Less: accumulated depreciation	(23,707)	(22,094)
Property and equipment, net of finance leased assets	$23,805	$14,947
1Assets acquired which will be re-financed under the Company's finance lease facilities
Depreciation expense for fixed assets for the three and six months ended June 30, 2026 was $0.8 million and $1.6 million, respectively. Depreciation expense for fixed assets for the three and six months ended June 30, 2025 was $0.9 million and $1.9 million, respectively.
Property and equipment for finance leased assets are as follows (in thousands):

	June 30, 2026	December 31, 2025
Equipment	$63,718	$48,483
Vehicles	17,917	14,400
Total:	81,635	62,883
Less: accumulated amortization on leased assets	(33,756)	(28,624)
Finance leased assets, net	$47,879	$34,259
Amortization expense for finance leased assets for the three and six months ended June 30, 2026 was $4.1 million and $8.4 million, respectively. Amortization expense for finance leased assets for the three and six months ended June 30, 2025 was $3.1 million and $6.1 million, respectively.
9. Goodwill
Changes in the carrying amount of goodwill for the three and six months ended June 30, 2026 were as follows (in thousands):

Goodwill
Balance as of December 31, 2025	$173,579
2026 Acquisitions - additions	940
Balance as of June 30, 2026	$174,519

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. There were no impairments of goodwill during the three and six months ended June 30, 2026 or the year ended December 31, 2025.
10. Intangible Assets
Total intangible assets consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026			December 31, 2025
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$94,662	$(21,676)	$72,986	$94,302	$(17,573)	$76,729
Contract rights	22,741	(22,323)	418	22,720	(20,245)	2,475
Leasehold	640	(312)	328	640	(268)	372
Developed technology	1,310	(24)	1,286	690	(8)	682
Domain name	281	–	281	281	–	281
Licensing rights	$8,041	–	8,041	8,041	–	8,041
Total	$127,675	$(44,335)	$83,340	$126,674	$(38,094)	$88,580
Developed technology consists of both capitalized internal-use software costs and acquired technology recognized in connection with business combinations. As of June 30, 2026, the gross carrying amount of developed technology was $1.3 million, of which $1.0 million relates to capitalized internal-use software costs and $0.3 million relates to acquired technology recognized in a business combination. Acquired technology is amortized on a straight-line basis over an estimated useful life of approximately ten years. Amortization expense related to developed technology is included within depreciation and amortization in the consolidated income statements.
The following table summarizes the weighted average useful lives (in years) of intangible assets by asset class used for straight-line amortization expense purposes:

	June 30, 2026	December 31, 2025
Customer relationships	12.36	12.38
Contract rights	1.61	1.61
Leasehold	7.41	7.41
Developed technology	10.00	10.00
Amortization expense for the three and six months ended June 30, 2026 was $2.9 million and $6.2 million, respectively. Amortization expense for the three and six months ended June 30, 2025 was $2.5 million and $5.1 million, respectively.
Future amortization for the remainder of 2026 and for the succeeding years for intangible assets with definite useful lives is as follows (in thousands):

2026	4,505
2027	8,281
2028	7,753
2029	7,656
2030	7,118
Thereafter	39,705
Total	$75,018

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
Under the Credit Agreement, the Company is required to comply with certain affirmative and negative covenants, including covenants related to indebtedness, investments, liens, restricted payments, and financial covenants, including a leverage ratio and fixed charge coverage ratio, as defined in the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2026.
As of June 30, 2026 and December 31, 2025, the outstanding balance under the Credit Agreement was $136.2 million and $95.4 million, respectively. Interest rates applicable to borrowings under the Credit Agreement ranged from 5.93% to 8.05%. All outstanding principal on the Credit Agreement is due on May 2, 2029.
Interest expense on the credit facilities totaled $2.0 million and $3.6 million during the three and six months ended June 30, 2026, respectively. Interest expense on the credit facilities totaled $1.0 million and $1.8 million during the three and six months ended June 30, 2025, respectively.

12. Notes Payable
Notes payable consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Related parties:
[1]Shareholders and Owners of Acquired Entities - Interest accrues annually at rates ranging from 3.25% - 11.00% annually. The notes payable mature on various dates through July 2028.	36,320	47,299
Convertible Notes Payable - Interest accrues annually at rates ranging from 4.75% - 7.00% annually. The convertible notes payable mature on various dates through November 2028.	4,713	5,312
Unrelated third parties:
Note payable for purchase of tangible asset	3,815	4,366
Note payable for purchase of intangible asset	264	619
Discounts on notes payable issued as consideration in acquisitions:
[1]Shareholders and owners of acquired entities	(492)	(729)
Other	110	144
Total	44,730	57,011
Less: current portion	(22,039)	(22,698)
Non-current portion	$22,691	$34,313
1Includes notes payable to all owners irrespective of current relationship with the Company
Interest expense attributable to the notes payable totaled $0.9 million and $1.9 million for the three and six months ended June 30, 2026, respectively. Interest expense attributable to the notes payable totaled $0.8 million and $1.6 million for the three and six months ended June 30, 2025 respectively.
Future principal payments on notes payable for remainder of 2026 and succeeding years are as follows (in thousands):

2026	$10,574
2027	19,387
2028	14,524
2029	627
Total	$45,112
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
The holders of the Exeltech Consulting, Inc. convertible note converted approximately of $0.1 million of principal into 4,255 shares of common stock at $32.32 per share, representing a partial conversion of the note. The remaining principal balance remained outstanding as of June 30, 2026.

No additional elections or conversions had been made as of June 30, 2026.
The following table summarizes the convertible notes as of June 30, 2026 (in thousands, except conversion price):

Convertible Notes:	Date Issued	Principal Amount	Interest Rate	Conversion Price	Remaining Balance[1]
Anchor Consultants, LLC	08/22	$1,100	5.50%	$18.00	$350
Exeltech Consulting, Inc.	11/24	$2,200	5.00%	$32.32	$1,433
UP Engineering, LLC	02/25	$1,200	5.00%	$32.50	$1,090
e3i Engineers, INC	07/25	$1,800	5.00%	$32.50	$1,970
1Includes discounts, and reflects the net remaining balance on convertible notes.
As of June 30, 2026 and December 31, 2025, the carrying amount of the Company’s convertible notes payable includes unamortized discounts, which were approximately $0.1 million at each reporting date.
13. Related Party Transactions

Bowman Lansdowne Development, LLC (“BLD”) is an entity in which Mr. Bowman has an ownership interest. On each of June 30, 2026 and December 31, 2025, the Company’s notes receivable included $0.5 million from BLD, with a maturity date of December 31, 2027. Mr. Bowman has executed a Guaranty of Collection for the amount of the current unpaid principal balance.
Lansdowne Development Group, LLC (“LDG”) is an entity in which BLD has a minority ownership interest. On June 30, 2026 and December 31, 2025, our notes receivable included $0.4 million and $0.4 million, respectively from LDG, with a maturity date of December 31, 2027. Mr. Bowman has executed a Guaranty of Collection for the amount of the current unpaid principal balance.
Bowman Realty Investments 2010, LLC (“BR10”) is an entity in which Mr. Bowman has an ownership interest. On June 30, 2026 and December 31, 2025, the Company’s notes receivable included $0.2 million, from BR10, with a maturity date of January 31, 2027. BR10 executed a Pledge and Assignment Agreement as security for its obligations to the Company.
MREC Shenandoah VA, LLC (“MREC Shenandoah”) is an entity in which Lake Frederick Holdings, LLC (“Lake Frederick Holdings”) owns a 92% interest and Shenandoah Station Partners LLC, an entity owned in part by BLD and in part by Bowman Realty Investments 2013 LLC "Bowman Realty" (BR13), owns an 8% interest. Mr. Bowman owns a 100% interest in, and is the manager of, Lake Frederick Holdings. Mr. Bowman is the sole member of Bowman Realty 2013 (BR13). Since 2020, the Company has provided engineering services to MREC Shenandoah in exchange for cash payments. During the six months ended June 30, 2026, the Company invoiced $0.3 million, and received payments of $0.1 million. During the six months ended June 30, 2025, the Company invoiced $0.1 million, and received payments of $0.1 million.
During the six months ended June 30, 2026 and 2025, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $0.1 million and $0.1 million, respectively. These entities were billed $0.1 million and $0.1 million, respectively.

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
The following table summarizes the stock issuance activity under the ESPP for the six months ended June 30, 2026 (in thousands, except share data):

June 30, 2026
Total purchase price paid by employees for shares sold	$986

Number of shares sold	37,734
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
For the six months ended June 30, 2026, no new options were granted and no shares were outstanding.
As of June 30, 2026, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.
Stock Bonus Plan
Effective May 11, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The Plan is administered by the Board through which they can issue restricted stock awards. As of June 30, 2026, 6,612,079 shares of common stock are authorized and reserved for issuance under the Plan. This reserve automatically increases on each January 1, for the duration of the Plan, in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year. The Plan supersedes and replaces any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.
During the six months ended June 30, 2026, the Board granted 389,512 shares of restricted stock under the Plan. The shares have a vesting period of up to five years during which there are certain restrictions as defined by the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the shares on such date, or if there are no sales on such date, on the next preceding day on which there were sales.
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

During the six months ended June 30, 2026, no new restricted stock awards were granted under the Stock Bonus Plan.
The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of Shares	Weighted Average Grant Price
Outstanding at January 1, 2026	689,011	$28.19
Granted	389,512	33.31
Vested	(308,401)	25.44
Cancelled	(8,993)	25.53
Outstanding at June 30, 2026	761,129	$31.99
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
During the six months ended June 30, 2026, the compensation committee approved the grants of 59,976 market-based restricted stock units ("PSUs") to certain executive officers of the Company under the Officers LTIP. These awards are subject to a market condition based on the Company’s total shareholder return (“TSR”) relative to a custom peer group, with vesting periods ranging from 2.67 years to 4.00 years. The number of units earned for these awards is based on the Company’s TSR relative to that of the peer group over the applicable performance period ranging from February 12, 2026 to December 31, 2028. The PSUs are valued using a Monte Carlo simulation with model inputs of opening average share value, valuation date stock price, expected volatilities, correlation coefficient, risk-free interest rate, and expected dividend yield for the Company and the custom peer group.
The following table summarizes the activity of market-based restricted stock units ("PSUs") subject to forfeiture:

	Number of Shares	Weighted Average Grant Price
Outstanding at January 1, 2026	599,800	$19.73
Granted	59,976	42.72
Vested	(64,808)	22.94
Cancelled	(180,902)	22.94
Outstanding at June 30, 2026	414,066	$22.41
The Company recognizes forfeitures as they occur.
As of June 30, 2026, the Company had 1,175,195 shares underlying unvested stock awards that vest between July 1, 2026 and December 31, 2030.

The future expense of the unvested awards for the remainder of 2026 and succeeding years is as follows (in thousands):

2026	$7,821
2027	8,798
2028	4,559
2029	1,228
2030	135
Total	$22,541
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
The following tables present our balance sheet information related to leases:

		As of	As of
(Amounts in thousands)	Balance Sheet Classification	June 30, 2026	December 31, 2025
Assets:
Operating lease assets	Operating lease, right-of-use assets	$45,835	$45,822
Finance lease assets	Property and equipment, net	$47,879	$34,259
Total lease assets		$93,714	$80,081
Liabilities:
Current:
Operating lease liabilities	Operating lease obligation, current portion	$(12,557)	$(11,951)
Finance lease liabilities	Finance lease obligation, current portion	$(16,602)	$(13,735)
Total current lease liabilities		$(29,159)	$(25,686)
Non-current:
Operating lease liabilities	Operating lease obligation, less current portion	$(39,842)	$(40,430)
Finance lease liabilities	Finance lease obligation, less current portion	$(34,691)	$(23,718)
Total non-current lease liabilities		$(74,533)	$(64,148)

The following tables present selected financial information:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease cost
Lease expense of right-of-use assets	$3,903	$3,613	$7,720	$7,154
Short-term and variable lease cost	—	—	1	—
Finance lease cost:
Amortization of right-of-use assets	4,090	3,128	8,416	6,124
Interest on lease liabilities	603	443	1,191	891
Sublease income	(7)	(31)	(14)	(58)
Total lease cost	$8,589	$7,153	$17,314	$14,111

	Six Months Ended
(Amounts in thousands)	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$7,821	$7,221
Operating cash flows from finance leases	1,191	891
Financing cash flows from finance leases	7,943	5,600
Right-of-use assets obtained in exchange for new operating leases	7,111	5,835
Right-of-use assets obtained in exchange for new finance leases	22,385	10,166

	As of	As of
	June 30, 2026	December 31, 2025
Weighted average remaining lease term (in years):
Operating leases	4.41	4.59
Finance leases	3.02	2.72
Weighted average discount rates:
Operating leases	6.7%	6.8%
Finance leases	6.2%	6.4%
Future minimum commitments under leases for the remainder of 2026 and succeeding years are as follows (in thousands):

(Amounts in thousands)
	Operating Lease	Finance Lease
2026	$8,004	$9,160
2027	14,852	15,104
2028	13,543	11,920
2029	10,555	8,474
2030	6,721	1,908
Thereafter	7,014	–
Total lease payments	$60,689	$46,566
Less: Amounts representing interest	$(8,301)	$(5,592)
Total lease liabilities	$52,388	$40,974
The above table is exclusive of $0.1 million sub-lease income associated with the $52.4 million total liability of operating leases as presented on the condensed consolidated balance sheet.
The above table is exclusive of the $10.3 million purchase price associated with the $51.3 million total liability of finance leases as presented on the condensed consolidated balance sheet.
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
The following tables provides the operating financial results of the Company for the three and six months ended June 30, 2026 and 2025:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross contract revenue	$146,125	$122,090	$272,604	$235,021
Less:
Labor and fringe	78,585	67,026	152,991	132,037
Other segment items[1]	17,156	14,093	29,431	26,971
General & administrative expenses	25,771	19,737	49,304	38,178
Incentives	9,085	5,351	17,224	14,297
Depreciation and amortization	7,813	6,544	16,219	13,065
Interest expense	3,532	2,259	6,794	4,372
Other expense (income), net	1,847	(328)	1,601	(333)
Income tax (benefit) expense	(159)	1,399	247	2,169
Net income (loss)	$2,495	$6,009	$(1,207)	$4,265
1Other segment items included in net income (loss) consists primarily of sub-consultants and other direct expenses.

17. Subsequent Events - Proposed Merger
On August 9, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Prive Parent, Inc. ("Parent") and Prive Merger Sub, Inc., a wholly owned subsidiary of Parent ("Merger Sub"). Parent and Merger Sub are affiliates of Bernhard Capital Partners ("Bernhard"). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation.
At the effective time of the Merger, each outstanding share of the Company's common stock, other than shares subject to certain customary exclusions, will be converted into the right to receive $43.00 in cash, without interest. Upon completion of the Merger, the Company will become a privately held company and its common stock will no longer be listed on Nasdaq or registered under the Securities Exchange Act of 1934, as amended.
The Company's Board of Directors unanimously approved the Merger Agreement and resolved to recommend that the Company's stockholders adopt the Merger Agreement.
Completion of the Merger is subject to customary closing conditions, including approval by the Company's stockholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, the absence of any law or order prohibiting the Merger, the accuracy of the parties' representations and warranties, subject to applicable materiality standards, and the parties' compliance in all material respects with their respective obligations under the Merger Agreement. The Merger is expected to close in the fourth quarter of 2026 or the first quarter of 2027.
The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement under certain specified circumstances, the Company may be required to pay Parent a termination fee of approximately $26.9 million, or in certain circumstances involving an Excluded Party (as defined in the Merger Agreement), approximately $13.4 million.

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
Gross contract revenue for the three months ended June 30, 2026 and 2025 was $146.1 million and $122.1 million, respectively, representing year-over-year growth of 19.7%. Gross contract revenue derived from our workforce represented 88.3% and 88.5% of gross contract revenue for the three months ended June 30, 2026 and 2025, respectively (see Net service billing – non-GAAP below). Our net income for the three months ended June 30, 2026 and 2025 was $2.5 million and $6.0 million, respectively. Our Adjusted EBITDA for the three months ended June 30, 2026 and 2025 was $24.1 million on net income of $2.5 million and $20.2 million on net income of $6.0 million, respectively. (see Adjusted EBITDA – non-GAAP below).

Gross contract revenue for the six months ended June 30, 2026 and 2025 was $272.6 million and $235.0 million, respectively, representing year over year growth of 16.0%. Gross contract revenue derived from our workforce represented 89.2% and 88.6% of gross contract revenue for the six months ended June 30, 2026 and 2025, respectively (see Net service billing – non-GAAP below). Our net income for the six months ended June 30, 2026 and 2025 was ($1.2) million and $4.3 million, respectively. Our Adjusted EBITDA for the six months ended June 30, 2026 and 2025 was $40.9 million on net loss of ($1.2) million and $34.7 million on net income of $4.3 million, respectively. (see Adjusted EBITDA – non-GAAP below).

In connection with the extensive investment of time and resources we have made in the automation of certain components of our business, we are now realizing, and expect to continue to realize, productivity improvements that have reduced estimated costs to complete for certain projects in process. Accordingly, management revised estimated costs to complete for those projects, which, consistent with the Company's revenue recognition policy, resulted in cumulative catch-up adjustments that increased gross contract revenue during the three and six months ended June 30, 2026.
Subsequent Events
On August 9, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Prive Parent, Inc., a Delaware corporation (“Parent”) and Prive Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”, and together with Parent, the “Buyer Parties”), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation (such merger, the “Merger”). The Buyer Parties are affiliated with Bernhard Capital Partners (“Bernhard”).
If the Merger is consummated, the shares of our common stock that trade on The NASDAQ Stock Market LLC (“Nasdaq”) will be delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
The Merger is expected to close in the fourth quarter of calendar year 2026 or the first quarter of calendar year 2027.
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
The majority of our assignments within a contract are lump sum in nature, representing approximately 54% of gross contract revenue for both the three and six months ended June 30, 2026, compared to approximately 61% and 59% for the three and six months ended June 30, 2025, respectively. However, when evaluated at the overall contract or project level, approximately 92% and 92% of gross contract revenue for the three and six months ended June 30, 2026, respectively, was recognized over time. Comparable percentages for the three and six months ended June 30, 2025 were 92% and 91%, respectively. This difference reflects the presence of both hourly and lump sum assignments within individual contracts. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that is performed at risk with no documented customer commitment.
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
Results of Operations
Combined results of operations
The following represents our condensed consolidated results of operations for periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Gross contract revenue	$146,125	$122,090	$272,604	$235,021
Contract costs (exclusive of depreciation and amortization)	68,385	56,518	128,976	111,361
Operating expense	69,608	56,528	135,391	113,480
Income from operations	8,132	9,044	8,237	10,180
Other expense	5,796	1,636	9,197	3,746
Income tax (benefit) expense	(159)	1,399	247	2,169
Net income (loss)	$2,495	$6,009	$(1,207)	$4,265
Net margin	1.7%	4.9%	(0.4)%	1.8%
Other financial information [1]
Net service billing	$128,969	$107,997	$243,173	$208,050
Adjusted EBITDA	24,092	20,203	40,891	34,708
Adjusted EBITDA margin, net	18.7%	18.7%	16.8%	16.7%
1Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below.
Three months ended June 30, 2026 as compared to the three months ended June 30, 2025
Gross Contract Revenue
Gross contract revenue for the three months ended June 30, 2026, increased $24.0 million or 19.7% to $146.1 million as compared to $122.1 million for the three months ended June 30, 2025. For the three months ended June 30, 2026, gross contract revenue attributable to work performed by our workforce increased $21.0 million, or 19.4% to $129.0 million or 88.3% of gross contract revenue as compared to $108.0 million or 88.5% for the three months ended June 30, 2025 (see Net service billing – non-GAAP). Of the $24.0 million increase in gross contract revenue during the three months ended June 30, 2026, acquisitions represented $7.5 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic. For each measurement and comparison period, historical balances of acquired and organic revenue bases are adjusted to reflect revenue accordingly.

Changes in gross contract revenue disaggregated between our core markets were as follows (in thousands other than percentages):

	For the Three Months Ended June 30,
Consolidated Gross Contract Revenue	2026	%GCR	2025	%GCR	Change	% Change
Building Infrastructure	$57,174	39.2%	$56,561	46.3%	$613	1.1%
Transportation	28,382	19.4%	24,611	20.2%	3,771	15.3%
Power, Utilities & Energy	37,034	25.3%	26,843	22.0%	10,191	38.0%
Natural Resources [1]	23,535	16.1%	14,075	11.5%	9,460	67.2%
Total:	$146,125	100.0%	$122,090	100.0%	$24,035	19.7%

Acquired [2]	$7,534	5.2%	$6,459	5.3%	$1,075	16.6%

1Formerly Emerging Markets which represents environmental, mining, water resources, imaging and mapping and other.
2Acquired revenue in prior periods is as previously reported; four quarters post-closing, acquired revenue is reclassified as organic for the purpose of calculating organic growth rates.

For the three months ended June 30, 2026, gross contract revenue from the building infrastructure market increased $0.6 million or 1.1% as compared to the three months ended June 30, 2025. Building Infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue was the result of acquisitions and organic growth. Within the building infrastructure market, 35.5% of gross contract revenue was derived from residential assignments including single family, multi-family and mixed-use housing stock, 41.3% from commercial assignments including retail, hospitality and quick-serve restaurants (QSR), office and industrial, data centers and healthcare, and 23.2% from municipal assignments. Within residential, 45.1% of gross contract revenue was derived from for-sale homebuilding assignments, 47.4% from residential multi-family and 7.5% from mixed use projects. While the homebuilding market shows signs of rebounding from prior year interest rate impacts, for-sale residential services represented just 6.3% of our total gross contract revenue for the three months ended June 30, 2026. Within commercial, 46.4% of revenue was derived from office and industrial assignments, 46.9% from retail, hospitality, and quick serve restaurants, and 6.7% from healthcare. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market as we continue to experience strength in markets including quick serve restaurants, data centers, industrial distribution facilities, schools, and build-for-rent communities.
For the three months ended June 30, 2026, revenue from transportation increased $3.8 million or 15.3% as compared to the three months ended June 30, 2025. The increase was attributable to new contract awards in transportation from roadways, transits, ports and harbors, program administration and others, along with acquired transportation backlog which we were able to deliver to customers. Within transportation, 77.3% of our gross contract revenue was derived from public sector roadway customers, including state and local departments of transportation ("DOTs") and tollway operators; 19.1% from private sector roadway customers; 1.6% from ports & harbors customers; 1.1% from bus, rail, and transit customers; and 0.9% from aviation customers. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of renewable energy with traditional transmission infrastructure and the continued growth we are projecting in the clean energy transition, we have consolidated renewable energy into the power, utilities and energy category (sometimes referred to herein as the power, utilities and energy market) of our revenue mix and have adjusted historical balances accordingly. For the three months ended June 30, 2026, revenue from power, utilities, and energy increased $10.2 million or 38.0% as compared to the three months ended June 30, 2025. The additional increase in gross contract revenue from the power, utilities, and energy market is principally attributable to acquisitions and increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, and to increases derived from gas pipeline and electric transmission projects nationally. Within the power, utilities, and energy market, 56.9% of our gross contract revenue was derived from customers operating traditional transmission operations, 18.4% was derived from customers focused on alternative energy operations and 24.7% derived from data center customers. The power, utilities, and energy market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power, utilities, and energy provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our natural resources and imaging (formerly emerging markets) consist of mining, water resources, imaging and mapping, environmental consulting, and other natural resources services. For the three months ended June 30, 2026, revenue from natural resources markets increased $9.5 million or 67.2% as compared to the three months ended June 30, 2025. What had previously been classified under emerging sectors grew to a scale that warranted separate market recognition. Accordingly, the emerging sector was renamed natural resources. The updated name reflects the evolved composition of this market. Gross contract revenue within natural resources was 64.3% from imaging and mapping activities, 13.3% from mining activities where we have specialized in copper mining, 19.3% from water resources activities, and 3.1% from environmental and other natural resources consulting. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in various natural resources.
For the three months ended June 30, 2026 and 2025, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 28.7% and 35.4% of our gross contract revenue, respectively. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector customers are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $11.9 million or 21.1% to $68.4 million for the three months ended June 30, 2026, as compared to $56.5 million for the three months ended June 30, 2025. For the three months ended June 30, 2026 and 2025, total contract costs represented 46.8% and 46.3% of total contract revenue, respectively. For the three months ended June 30, 2026 and 2025 total contract costs represented 53.0% and 52.3% of revenue attributable to our workforce, respectively (see Net Service Billing).
Direct payroll costs increased $8.8 million or 20.8% to $51.2 million for the three months ended June 30, 2026, as compared to $42.4 million for the three months ended June 30, 2025. The increase in direct payroll costs is primarily driven by higher revenue and increased headcount to support growth, including contributions from recent acquisitions, as well as merit-based compensation increases. Direct payroll accounted for 74.9% of total contract costs for the three months ended June 30, 2026, a decrease of (0.1) percentage points as compared to 75.0% for the three months ended June 30, 2025.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $5.6 million or 17.1% to $38.4 million for the three months ended June 30, 2026 as compared to $32.8 million for the three months ended June 30, 2025. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the three months ended June 30, 2026 and 2025, direct labor costs represented 26.3% and 26.9% of gross contract revenue, respectively, and represented 29.8% and 30.4% of the revenue attributable to our workforce, respectively.
Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $3.4 million or 35.8% to $12.9 million for the three months ended June 30, 2026 as compared to $9.5 million for the three months ended June 30, 2025.
Sub-consultants and other direct expenses increased $3.1 million or 22.0% to $17.2 million for the three months ended June 30, 2026 as compared to $14.1 million for the three months ended June 30, 2025. For the three months ended June 30, 2026 and 2025, sub-consultant and other direct expenses represented 11.8% and 11.5% of gross contract revenue, respectively.
Operating Expense
Total operating expense increased $13.1 million or 23.2% to $69.6 million for the three months ended June 30, 2026 as compared to $56.5 million for the three months ended June 30, 2025.
Selling, general and administrative expenses increased $12.5 million or 25.1% to $62.3 million for the three months ended June 30, 2026, as compared to $49.8 million for the three months ended June 30, 2025. Indirect labor increased $4.2 million or 18.3% to $27.1 million as compared to $22.9 million due to increase in headcount along with merit increases.

General overhead increased $5.7 million or 31.5% to $23.8 million as compared to $18.1 million due to increased costs associated with the overall growth of the Company.
Depreciation and amortization increased $1.3 million or 20.0% to $7.8 million for the three months ended June 30, 2026 as compared to $6.5 million for the three months ended June 30, 2025. The increase is primarily driven by amortization of new leased assets and higher amortization of acquired intangible assets associated with the RPT acquisition completed in the fourth quarter of 2025, which was not reflected in the prior-year period. The net loss (gain) on the sale of certain IT equipment and automobiles decreased ($0.7) million to ($0.5) million of gain for the three months ended June 30, 2026, as compared to $0.2 million of expense in the three months ended June 30, 2025.
Other Expense
Other expense increased by $4.2 million to $5.8 million of expense for the three months ended June 30, 2026 as compared to $1.6 million for the three months ended June 30, 2025.
Income Tax Expense (Benefit)
Income tax expense for the three months ended June 30, 2026, decreased by $1.6 million to $(0.2) million benefit, compared to $1.4 million expense for the three months ended June 30, 2025, see Note 2, Income Taxes. Our effective tax rate for the three months ended June 30, 2026, was (6.8)% compared to 18.9% for the three months ended June 30, 2025.
Income Before Tax and Net Income
Income before tax decreased by ($5.1) million for the three months ended June 30, 2026, to $2.3 million compared to $7.4 million for the three months ended June 30, 2025. Net income decreased by ($3.5) million to $2.5 million for the three months ended June 30, 2026, as compared to $6.0 million for the three months ended June 30, 2025.
Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $21.0 million or 19.4% to $129.0 million for the three months ended June 30, 2026, as compared to $108.0 million for the three months ended June 30, 2025. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Three Months Ended June 30,
	2026	2025
Gross contract revenue	$146,125	$122,090
Less: sub-consultants and other direct expenses	17,156	14,093
Net service billing	$128,969	$107,997
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

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $3.9 million or 19.2% to $24.1 million for the three months ended June 30, 2026 as compared to $20.2 million for the three months ended June 30, 2025. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Net service billing	$128,969	$107,997	$20,972	19.4%

Net income	$2,495	$6,009	$(3,514)	(58.5)%
+ interest expense	3,532	2,259	1,273	56.4%
+ depreciation & amortization	7,813	6,544	1,269	19.4%
+ income tax benefit	(159)	1,399	(1,558)	(111.4)%
EBITDA	$13,681	$16,211	$(2,530)	(15.6)%
+ non-cash stock compensation	5,381	3,093	2,288	74.0%
+ acquisition and other non-core expenses	5,030	899	4,131	459.5%
Adjusted EBITDA	$24,092	$20,203	$3,889	19.2%
Adjusted EBITDA margin, net	18.7%	18.7%
For the three months ended June 30, 2026 and 2025, Adjusted EBITDA includes add backs of $5.4 million and $3.1 million, respectively, relating to non-cash stock compensation expenses from restricted stock awards.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the three months ended June 30, 2026 and 2025, Adjusted EBITDA Margin, net was 18.7% and 18.7% respectively.
Six months ended June 30, 2026 as compared to the six months ended June 30, 2025
Gross Contract Revenue
Gross contract revenue for the six months ended June 30, 2026, increased $37.6 million or 16.0% to $272.6 million as compared to $235.0 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, gross contract revenue attributable to work performed by our workforce increased $35.1 million, or 16.9% to $243.2 million or 89.2% of gross contract revenue as compared to $208.1 million or 88.6% for the six months ended June 30, 2025 (see Net service billing – non-GAAP). Of the $37.6 million increase in gross contract revenue during the six months ended June 30, 2026, acquisitions represented $16.1 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic. For each measurement and comparison period, historical balances of acquired and organic revenue bases are adjusted to reflect revenue accordingly.

Changes in gross contract revenue disaggregated between our core end markets were as follows (in thousands other than percentages):

	For the Six Months Ended June 30,
Consolidated Gross Contract Revenue	2026	%GCR	2025	%GCR	Change	% Change
Building Infrastructure	$109,521	40.2%	$108,593	46.2%	$928	0.9%
Transportation	54,991	20.2%	48,340	20.6%	6,651	13.8%
Power, Utilities & Energy	71,767	26.3%	52,153	22.2%	19,614	37.6%
Natural Resources [1]	36,325	13.3%	25,935	11.0%	10,390	40.1%
Total:	$272,604	100.0%	$235,021	100.0%	$37,583	16.0%

Acquired [2]	16,097	5.9%	11,476	4.9%	4,621	40.3%

1Formerly Emerging Markets which represents environmental, mining, water resources, imaging and mapping and other.
2Acquired revenue in prior periods is as previously reported; four quarters post-closing, acquired revenue is reclassified as organic for the purpose of calculating organic growth rates.

For the six months ended June 30, 2026, gross contract revenue from our building infrastructure market increased $0.9 million or 0.9% as compared to the six months ended June 30, 2025. Building infrastructure includes commercial, municipal and residential infrastructure. The increase in building infrastructure revenue is the result of acquisitions. Within the building infrastructure market, 36.4% of gross contract revenue was derived from residential assignments including single family, multi-family and mixed-use housing stock, 41.4% from commercial assignments including retail, hospitality and quick-serve restaurants (QSR), office and industrial, data centers and healthcare, and 22.2% from municipal assignments including, parks and schools. Within residential, 44.8% of gross contract revenue was derived from for-sale homebuilding assignments, 47.2% from residential multi-family and 8.0% from mixed use projects. While the homebuilding market shows signs of rebounding from prior year interest rate impacts, for-sale residential services represented just 6.6% of our total gross contract revenue for the six months ended June 30, 2026. Within commercial, 47.4% of revenue was derived from office and industrial assignments, 46.9% from retail, hospitality, and quick serve restaurants, and 5.7% from healthcare. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market as we continue to experience strength in markets including quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.
For the six months ended June 30, 2026, revenue from transportation increased $6.7 million or 13.8% as compared to the six months ended June 30, 2025. The increase was attributable to new contract awards in transportation from roadways, transits, ports and harbors, program administration and others, along with acquired transportation backlog which we were able to deliver to customers. Within transportation, 77.1% of our gross contract revenue was derived from public sector roadway customers, including state and local departments of transportation ("DOTs") and tollway operators; 19.4% from private sector roadway customers; 1.3% from ports & harbors customers; 1.6% from aviation customers; and 0.6% from bus, rail, and transit customers. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of alternative energy, data centers, and traditional transmission infrastructure, and in light of continued growth we are projecting across these areas, we have consolidated alternative energy and data centers into the power and utilities (sometimes referred to herein as the power, utilities and energy market) of our revenue mix and have adjusted historical balances accordingly. For the six months ended June 30, 2026, revenue from power and utilities increased $19.6 million or 37.6% as compared to the six months ended June 30, 2025. The additional increase in gross contract revenue from the power and utilities market is principally attributable to acquisitions and increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, and to increases derived from gas pipeline and electric transmission projects nationally. Within the power and utilities market, 58.8% of our gross contract revenue was derived from customers operating traditional transmission operations, 18.4% was derived from customers focused on alternative energy operations, with the remaining 22.8% derived from data center customers. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our natural resources and imaging (formerly emerging markets) consist of mining, water resources, imaging and mapping, environmental consulting, and other natural resources services. For the six months ended June 30, 2026, revenue from natural resources and imaging markets increased $10.4 million or 40.1% as compared to the six months ended June 30, 2025. What was previously classified under emerging sectors has now grown to a scale that warrants separate market recognition. As a result, the emerging sector is now being renamed natural resources and imaging. This updated name reflects the evolving composition of the market. Gross contract revenue within our natural resources and imaging was 57.2% from imaging and mapping activities, 13.8% from mining activities where we have specialized in copper mining, 23.3% from water resources activities, and 5.7% from environmental and other natural resources consulting. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in various natural resources and imaging services.
For the six months ended June 30, 2026 and 2025, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 28.9% and 33.8% of our gross contract revenue, respectively. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $17.6 million or 15.8% to $129.0 million for the six months ended June 30, 2026, as compared to $111.4 million for the six months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, total contract costs represented 47.3% and 47.4% of total contract revenue, respectively. For the six months ended June 30, 2026 and 2025 total contract costs represented 53.0% and 53.5% of revenue attributable to our workforce, respectively (see Net Service Billing).
Direct payroll costs increased $15.1 million or 17.9% to $99.5 million for the six months ended June 30, 2026, as compared to $84.4 million for the six months ended June 30, 2025. Direct payroll accounted for 77.1% of total contract costs for the six months ended June 30, 2026, an increase of 1.3 percentage points as compared to 75.8% for the six months ended June 30, 2025.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $11.0 million or 17.1% to $75.2 million for the six months ended June 30, 2026 as compared to $64.2 million for the six months ended June 30, 2025. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the six months ended June 30, 2026 and 2025, direct labor costs represented 27.6% and 27.3% of gross contract revenue, respectively and represented 30.9% and 30.9% of the revenue attributable to our workforce, respectively.
Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $4.2 million or 20.8% to $24.4 million as compared to $20.2 million.
Sub-consultants and other direct expenses increased $2.4 million or 8.9% to $29.4 million for the six months ended June 30, 2026 as compared to $27.0 million for the six months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, sub-consultant and other direct expenses represented 10.8% and 11.5% of gross contract revenue, respectively.
Operating Expense
Total operating expense increased $21.9 million or 19.3% to $135.4 million for the six months ended June 30, 2026 as compared to $113.5 million for the six months ended June 30, 2025.
Selling, general and administrative expenses increased $19.9 million or 19.9% to $120.1 million for the six months ended June 30, 2026, as compared to $100.2 million for the six months ended June 30, 2025. Indirect labor increased $6.8 million or 14.9% to $52.3 million as compared to $45.5 million primarily due to an increase in staffing to accommodate growth. General overhead increased $10.3 million or 28.9% to $45.9 million as compared to $35.6 million due to increased costs associated with the overall growth of the Company.

Depreciation and amortization increased $3.1 million or 23.7% to $16.2 million for the six months ended June 30, 2026 as compared to $13.1 million for the six months ended June 30, 2025. The net loss (gain) on the sale of certain IT equipment and automobiles decreased ($1.1) million to ($0.9) million of gain for the six months ended June 30, 2026, as compared to $0.2 million of loss for the six months ended June 30, 2025.
Other (Income) Expense
Other expense increased by $5.5 million to $9.2 million of expense for the six months ended June 30, 2026 as compared to $3.7 million for the six months ended June 30, 2025.
Income Tax Expense
Income tax expense for the six months ended June 30, 2026, decreased by $2.0 million to $0.2 million, as compared to $2.2 million for the six months ended June 30, 2025, see note 2, Income Taxes. Our effective tax rate for the six months ended June 30, 2026, was (25.7)% as compared to 33.7% for the six months ended June 30, 2025.

Income Before Tax and Net Income
Income before tax decreased by ($7.4) million for the six months ended June 30, 2026, to ($1.0) million of loss compared to $6.4 million of income for the six months ended June 30, 2025. Net income decreased by ($5.5) million to ($1.2) million of net loss for the six months ended June 30, 2026, as compared to $4.3 million of net income for the six months ended June 30, 2025.
Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $35.1 million or 16.9% to $243.2 million for the six months ended June 30, 2026, as compared to $208.1 million for the six months ended June 30, 2025. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Gross contract revenue	$272,604	$235,021
Less: sub-consultants and other direct expenses	29,431	26,971
Net service billing	$243,173	$208,050

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

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $6.2 million or 17.8% to $40.9 million for the six months ended June 30, 2026 as compared to $34.7 million for the six months ended June 30, 2025. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net Service Billing	$243,173	$208,050	$35,123	16.9%

Net (loss) income	$(1,207)	$4,265	$(5,472)	(128.3)%
+ interest expense	6,794	4,372	2,422	55.4%
+ depreciation & amortization	16,219	13,065	3,154	24.1%
+ income tax benefit	247	2,169	(1,922)	(88.6)%
EBITDA	$22,053	$23,871	$(1,818)	(7.6)%
+ non-cash stock compensation	9,577	9,734	(157)	(1.6)%
+ acquisition and other non-core expenses	9,261	1,103	8,158	739.6%
Adjusted EBITDA	$40,891	$34,708	$6,183	17.8%
Adjusted EBITDA margin, net	16.8%	16.7%
For the six months ended June 30, 2026 and 2025, Adjusted EBITDA includes add backs of $9.6 million and $9.7 million, respectively, relating to non-cash stock compensation expenses from restricted stock awards.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the six months ended June 30, 2026 and 2025, Adjusted EBITDA Margin, net was 16.8% and 16.7% respectively.

Backlog (other key performance metrics)
Our backlog increased $179.6 million or 37.5% to $658.7 million during the six months ended June 30, 2026, as compared to $479.1 million at December 31, 2025. At June 30, 2026 and December 31, 2025 our backlog was comprised as follows:

	June 30, 2026	December 31, 2025
Building Infrastructure	25%	33%
Transportation	21%	29%
Power, Utilities & Energy	19%	24%
Natural Resources	35%	14%
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our revolving credit facility under our Credit Agreement (as defined below), lease financing, proceeds from stock sales and other structured debt securities. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, acquisitions, and acquisition related payments. On June 30, 2026, we maintained $250.0 million of aggregate revolving commitments under our Credit Agreement with Bank of America, our primary lender. See -"Credit Facilities and Other Financing" below for more information on our Credit Agreement. Under the terms of our Credit Agreement, available cash in our primary operating account sweeps against the outstanding balance every evening. Our cash on hand therefore generally consists of petty cash and other non-operating funds not included in the nightly sweep. Cash on hand includes the cash we keep in short-term investment accounts along with deposits and payments in transit in our operating sweep account. Our cash on hand decreased by ($0.6) million on June 30, 2026 as compared to December 31, 2025.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flows (amounts in thousands)	2026	2025
Net cash provided by operating activities	$3,705	$16,293
Net cash used in investing activities	(10,058)	(1,837)
Net cash provided by (used in) financing activities	5,773	(5,614)
Change in cash, cash equivalents and restricted cash	(580)	8,842
Cash and cash equivalents, end of period	10,486	15,540
Operating Activities
During the six months ended June 30, 2026, net cash provided by operating activities was $3.7 million, which primarily consisted of ($1.2) million net loss, adjusted for stock-based compensation expense of $9.6 million, depreciation and amortization expense of $16.2 million, and a net cash outflow of ($21.3) million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $0.8 million decrease in accounts payable and accrued expenses, a $10.3 million increase in accounts receivable resulting from a combination of acquired accounts receivable from acquisitions and increased billing to our customers, and a $10.4 million increase in contract assets and liabilities, partially offset by a $0.1 million decrease in prepaid expenses and other assets.

Investing Activities
Net cash used in investing activities increased by $8.3 million to $10.1 million for the six months ended June 30, 2026 as compared to $1.8 million for the six months ended June 30, 2025.
Financing Activities
Net cash provided by (used in) financing activities during the six months ended June 30, 2026 was $5.8 million compared to ($5.6) million used in financing activities during the six months ended June 30, 2025, an increase of $11.4 million. The increase in net cash used in financing is primarily attributable to the net proceeds of $40.8 million from borrowing on the Revolving Credit Facility, offset by $7.9 million from payments on finance leases, $12.2 million for repurchase of common stock, $13.3 million used for repayment of notes and $2.3 million used to purchase treasury shares.

Credit Facilities and Other Financing
As of June 30, 2026, we had $250.0 million of aggregate revolving commitments pursuant to credit agreement originally entered into on May 2, 2024, by the Company and certain of its subsidiaries, as guarantors, with lenders including Bank of America, N.A.as Administrative Agent, Swingline Lender and L/C Issuer, and TD Bank, N.A, as syndication agent (as amended from time to time, the "Credit Agreement"). The Credit Agreement has a maturity date of May 2, 2029.
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
Under the terms of the Credit Agreement, available cash in our primary operating account sweeps against the outstanding balance every evening. As of June 30, 2026, the outstanding balance was $136.2 million.
The Credit Agreement is secured by all the assets of the Company and the subsidiary guarantors. Under the Credit Agreement, we are required to comply with certain covenants, including covenants on indebtedness, investments, liens and restricted payments, as well as to maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Credit Agreement). At June 30, 2026, we were in compliance with all covenants.
We utilize master lease facilities primarily with Dext Capital (“Dext”) (formerly Honour Capital, LLC) and Enterprise Leasing (“Enterprise”). The Dext lease facility finances our acquisition of IT infrastructure, geospatial and survey equipment, furniture and other long-lived assets. The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. At June 30, 2026, we maintained a fleet of approximately 500 vehicles. All of our leasing facilities allow for both operating and finance leasing. We allocate finance lease payments between amortization and interest. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $1.5 million per month. We utilize a third party valuation specialist to formulate the incremental borrowing rates for the Company, to calculate the present value on new leases.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes issued as partial consideration for acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Credit Agreement under which rates are tied to Term SOFR (Secured Overnight Financing Rate), plus an applicable rate which varies between 5.93% and 8.05% based on our ratio of Funded Debt to EBITDA (as each is defined in the Credit Agreement). As of June 30, 2026, there was $136.2 million outstanding on the Credit Agreement. A one percentage point change in the assumed interest rate of the Credit Agreement would change our annual interest expense by approximately $1.4 million in 2026.
Our finance lease obligations with Dext (formerly Honour) and Enterprise were an aggregate of $39.8 million as of June 30, 2026. These finance lease obligations bear interest at a fixed rate. Accordingly, there is no exposure to market risk related to these obligations.
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
Item 1A. Risk Factors
Except as set forth below, there have been no changes to any of the risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K.
Risks Related to the Merger
On August 9, 2026, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company surviving the Merger as the surviving corporation and a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Bernhard.
The Merger may not be completed on the timeline currently contemplated, or at all, and failure to complete the Merger may result in material adverse consequences to our business and operations and the price of our common stock.
Consummation of the Merger is subject to certain conditions set forth in the Merger Agreement, including (i) the holders of a majority of the outstanding shares of our common stock entitled to vote in accordance with the DGCL to adopt the Merger Agreement shall have affirmatively voted to adopt the Merger Agreement; (ii) the expiration or termination of (a) any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, relating to the Merger and (b) any commitments not to close any of the transactions contemplated by the Merger Agreement entered into by the parties with any governmental authority; (iii) the absence of any law (other than any foreign direct investment law) or order (other than as related to any foreign direct investment law) issued by a governmental authority of competent jurisdiction after the date of the Merger Agreement that prohibits, makes illegal or enjoins the consummation of the Merger; (iv) the accuracy of the parties’ respective representations and warranties contained in the Merger Agreement, subject to specified materiality qualifications; (v) the parties’ performance of their respective pre-closing obligations in the Merger Agreement in all material respects; and (vi) the delivery by each party to the other party of a certificate certifying compliance with the conditions described in clauses (iv) and (v).
There is no assurance that all of the various conditions will be satisfied within the expected timeframe, or at all. We are subject to a number of risks relating to the announcement and pendency of the Merger, including the following:
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees and maintaining our relationships with existing customers and obtaining potential new customers;
•we may experience an event, change or other circumstances that could give rise to the termination of the Merger Agreement, including in circumstances requiring us to pay a $26,861,672 termination fee or a $13,430,836 termination fee to Bernhard; and
•the trading price of our common stock may experience increased volatility or decrease to the extent that the current market price reflects a market assumption that the Merger will be completed.
If the Merger is not consummated, the risks described above may materialize or be worsened, and they may have a material adverse effect on our business, results of operations, financial condition and the price of our common stock, particularly to the extent that the current market price reflects a market assumption that the Merger will be completed. Furthermore, investor confidence could decline, stockholder litigation could be brought against us, our directors and/or our officers, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to attract or retain key personnel, our employees could be distracted and profitability may be adversely impacted due to costs incurred in connection with the pending Merger. We may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of our common stock would return to the prices at which our common stock traded prior to the failure of the proposed Merger. If the Merger is not consummated, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on Nasdaq and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC.
Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•the fact that receipt of the all-cash per share consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•the fact that, if the Merger is completed, our stockholders will not participate in any future growth potential or benefit from any future increase in the value of the Company.
We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, customers and other third-party business partners.
Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business. Uncertainty about the effect of the Merger on employees, customers, suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of the Company. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation. Additionally, these uncertainties could cause customers, suppliers, vendors and others who deal with us to defer decisions concerning working with us, seek to change existing business relationships with the Company or fail to extend an existing relationship with us. In addition, competitors may target our existing customers by highlighting potential uncertainties that may result from the Merger. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
While the Merger is pending and the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger is pending and the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course of business in all material respects. The Company is also subject to customary operating restrictions during the pendency of the Merger. These include restrictions on certain material actions, including issuing shares, paying dividends, entering into certain material contracts, incurring or assuming material debt, or acquiring another business or entering into a joint venture, in each case, subject to certain exceptions. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that may discourage third parties from submitting acquisition proposals to the Company, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger. The Merger Agreement generally prohibits the Company from soliciting any competing acquisition proposal after 5:00 p.m., Eastern Time, on September 13, 2026. In addition, the Merger Agreement requires us to notify Bernhard and provide certain information if we receive certain inquiries related to a competing acquisition proposal, which might deter third parties from proposing alternative acquisition proposals. Although the Merger Agreement permits us to terminate the Merger Agreement in order to enter into an acquisition agreement with respect to a “Superior Proposal” (as defined in the Merger Agreement), we would be required to pay a termination fee of $26,861,672 termination fee or, in certain circumstances related to an “Excluded Party” (as defined in the Merger Agreement) a $13,430,836 termination fee to Bernhard, which might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay. The Merger Agreement also requires us to pay Bernhard a termination fee of $26,861,672 if the Merger Agreement is terminated in certain circumstances and, within 12 months of such termination, we consummate a similar acquisition transaction or enter into a definitive agreement for a similar acquisition transaction which is later consummated, which might cause a potential acquirer to propose to pay a lower price than it might otherwise have proposed to pay.
If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Bernhard. These costs could require us to use available cash that would have otherwise been available for other uses.

If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of $26,861,672 or, in certain circumstances related to an “Excluded Party” (as defined in the Merger Agreement) a $13,430,836 termination fee to Bernhard. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our common stock.
We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.
We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us regardless of whether or not the pending Merger is consummated and may relate to activities that we would not have undertaken other than to complete the Merger.
Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.
Lawsuits may be filed against us, our board of directors or other parties to the Merger Agreement challenging the Merger Agreement or the Merger or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is the absence of any law or order issued by a governmental authority of competent jurisdiction that prohibits, makes illegal or enjoins the consummation of the Merger. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.
If the Merger is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.
The Merger Agreement provides that, at the effective time of the Merger, each share of our common stock (other than Dissenting Company Shares and shares of our common stock held in our treasury) will be automatically converted into the right to receive cash in an amount equal to the Per Share Price ($43.00), without interest. If the Merger is consummated, our stockholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
The following table summarizes the purchases of our common stock made by us during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/26 - 4/30/26	-	-	-	6,425,348	(2)
5/1/26 - 5/31/26	1,127	31.83	50,279	4,827,525	(2)
6/1/26 - 6/30/26	15,083	32.06	43,559	-	(2)
(1) This column reflects shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2) On June 6, 2025, the board of directors authorized a new share repurchase program under which the Company could repurchase up to $25 million of its common stock ("2025 Repurchase Authorization") over a 12-month period beginning on June 9, 2025. The 2025 Repurchase Authorization replaced the Company's prior share repurchase program, which was scheduled to expire on July 31, 2025. The authorization was effective through June 9, 2026. The execution of the repurchase program was intended to be consistent with the Company’s strategic initiatives which prioritize investments in organic and acquisitive growth. The timing and amount of any share repurchases was determined by management at its discretion based on several factors including share price, market conditions and capital allocation priorities. Shares could be repurchased from time to time through open market purchases, in privately negotiated transactions or by other means, including the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The share repurchase program does not obligate Bowman to acquire a specific number of shares of common stock and may be suspended, modified, or discontinued at any time without notice. The 2025 Repurchase Authorization expired in accordance with its terms on June 9, 2026, and the board of directors has not authorized a new share repurchase program. Through its expiration, the Company repurchased an aggregate of 654,821 shares of its common stock under the 2025 Repurchase Authorization.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.
During the quarter ended June 30, 2026, the following officers of the Company each adopted a trading arrangement for the sale of securities of the Company’s common stock (each a 10b5-1 Plan) that is intended to satisfy the affirmative defense condition of the Securities Exchange Act Rule 10b5-1 (c):
1. On May 11, 2026, Daniel Swayze, the Company’s Chief Operating Officer, adopted a 10b5-1 Plan that provides for the sale of up to 2,574 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from August 2026 through September 2026.
2. On May 18, 2026, Bruce Labovitz, the Company’s Chief Financial Officer, adopted a 10b5-1 Plan that provides for the sale of up to 94,000 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from August 2026 through November 2026. Mr. Labovitz’s prior 10b5-1 Plan expired by its terms in April 2026.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1^
Agreement and Plan of Merger, dated as of August 9, 2026, by and among Bowman Consulting Group Ltd., Prive Parent, Inc. and Prive Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40371, filed with the SEC on August 10, 2026).***

10.1
Voting and Support Agreement, dated as of August 9, 2026, by and among Prive Parent, Inc., Gary Bowman and Bowman Family Asset Management, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40371, filed with the SEC on August 10, 2026).

10.2
Voting and Support Agreement, dated as of August 9, 2026, by and among Prive Parent, Inc. and Bruce Labovitz (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-40371, filed with the SEC on August 10, 2026).

10.3+
Amended and Restated Executive Employment Agreement dated as of April 15, 2026 by and between Bowman Consulting Group Ltd. and Daniel Swayze (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 10-Q (File No. 001-40371, file with the SEC on May 6, 2026).

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
^      Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will supplementally furnish copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.
+    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWMAN CONSULTING GROUP LTD.

Date: August 10, 2026	By:	/s/ Gary Bowman
Gary Bowman
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Bruce Labovitz
Bruce Labovitz
Chief Financial Officer (Principal Financial Officer)