Form 10-Q
period 2026-09-30
Bowman Consulting Group Ltd.
filed 2026-11-06
CIK 1847590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2026, the registrant had 17,535,662 shares of common stock outstanding.

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
Additionally, these risks and uncertainties include risks and developments related to, among other things, (i) the completion of the proposed Merger on the anticipated terms and timing, or at all, including the parties’ ability to satisfy the conditions to the completion of the Merger, or the failure to satisfy such conditions, (ii) the effect of the announcement or pendency of the Merger on the Company’s business, operating results, financial performance, ability to retain and hire key personnel, and relationships with customers, suppliers, competitors and others, (iii) the effect of the restrictions imposed by the Merger Agreement (as defined in footnote 1 below) during the pendency of the Merger, which may (x) disrupt the Company’s current plans and business operations, (y) impact the Company’s ability to pursue certain business opportunities or strategic transactions or (z) divert management’s attention from ongoing business operations, (iv) the ability of Bernhard Capital Partners, the acquirer in the Merger, to procure the financing required to complete the Merger, (v) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, (vi) the fact that the Company may be required to pay a termination fee to Bernhard Capital Partners if the Merger Agreement is terminated in certain circumstances, (vii) litigation being instituted against the Company, Bernhard Capital Partners or other parties, including their respective directors, managers or officers, in connection with the Merger, which may have an unfavorable outcome, (viii) the uncertainty of the outcome of any such litigation and its effects on the parties to the Merger Agreement, (ix) changes in laws, regulations, or policies, (x) general economic conditions, nationally and globally, and their effect on the market for the Company’s services, (xi) competitive pressures and trends in the Company’s industry and its ability to successfully compete with its competitors, (xii) the effect on the Company’s stock price if the Merger is not completed, which may decline significantly following a termination of the Merger Agreement, (xiii) potential business uncertainty during the pendency of the Merger, including changes to existing business relationships; (xiv) the significant costs, fees and expenses the Company may incur in connection with the Merger, and (xv) the effects of unknown liabilities related to the Merger on the Company.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,247	$11,066
Accounts receivable, net	147,619	130,634
Contract assets	78,483	53,512
Notes receivable - officers, employees, affiliates, current portion	215	13
Prepaid and other current assets	20,199	17,730
Total current assets	251,763	212,955
Non-Current Assets
Property and equipment, net	77,721	49,206
Operating lease, right-of-use assets	47,169	45,822
Goodwill	174,519	173,579
Notes receivable, less current portion	903	903
Notes receivable - officers, employees, affiliates, less current portion	868	1,108
Other intangible assets, net	81,429	88,580
Deferred tax asset, net	4,918	5,822
Other assets	2,047	1,707
Total Assets	$641,337	$579,682
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Revolving credit facility	$139,035	$95,350
Accounts payable and accrued liabilities, current portion	74,259	60,035
Contract liabilities	15,701	10,965
Notes payable, current portion	18,339	22,698
Operating lease obligation, current portion	12,564	11,951
Finance lease obligation, current portion	17,213	13,735
Total current liabilities	277,111	214,734
Non-Current Liabilities
Other non-current obligations	359	377
Notes payable, less current portion	16,754	34,313
Operating lease obligation, less current portion	41,248	40,430
Finance lease obligation, less current portion	37,068	23,718
Deferred tax liability, net	279	279
Pension and post-retirement obligation, less current portion	4,667	4,726
Total liabilities	$377,486	$318,577
Shareholders' Equity
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.01 par value; 30,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 22,712,910 shares issued and 17,482,913 outstanding, and 21,972,432 shares issued and 17,194,091 outstanding as of September 30, 2026 and December 31, 2025, respectively	227	220
Additional paid-in-capital	376,016	355,458
Accumulated other comprehensive income	815	895
Treasury stock, at cost; 5,229,997 and 4,778,341 shares, respectively	(99,475)	(84,931)
Accumulated deficit	(13,732)	(10,537)
Total shareholders' equity	$263,851	$261,105
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$641,337	$579,682
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Amounts in thousands except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Gross Contract Revenue	$148,702	$126,033	$421,306	$361,054
Contract costs: (exclusive of depreciation and amortization below)
Direct payroll costs	53,731	45,163	153,277	129,548
Sub-consultants and expenses	18,032	13,946	47,463	40,917
Total contract costs	71,763	59,109	200,740	170,465
Operating Expenses:
Selling, general and administrative	65,976	55,174	186,028	155,418
Depreciation and amortization	7,848	6,887	24,067	19,952
(Gain) loss on sale of assets, net	(264)	(429)	(1,144)	(253)
Total operating expenses	73,560	61,632	208,951	175,117
Income from operations	3,379	5,292	11,615	15,472
Other expenses	4,665	2,018	13,862	5,764
Income (loss) before tax expense	(1,286)	3,274	(2,247)	9,708
Income tax (benefit) expense	702	(3,344)	948	(1,175)
Net income (loss)	$(1,988)	$6,618	$(3,195)	$10,883
Earnings allocated to non-vested shares	–	303	–	539
Net income (loss) attributable to common shareholders	$(1,988)	$6,315	$(3,195)	$10,344
Earnings (loss) per share
Basic	$(0.12)	$0.38	$(0.19)	$0.63
Diluted	$(0.12)	$0.37	$(0.19)	$0.62
Weighted average shares outstanding:
Basic	16,488,957	16,471,145	16,458,928	16,387,590
Diluted	16,488,957	16,891,877	16,458,928	16,756,227
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(1,988)	$6,618	$(3,195)	$10,883
Other comprehensive loss
Pension and post-retirement adjustments	(27)	(33)	(80)	(97)
Other comprehensive loss	(27)	(33)	(80)	(97)
Income tax provision related to items of other comprehensive loss	–	–	–	–
Other comprehensive loss, net of tax	(27)	(33)	(80)	(97)
Comprehensive income (loss), net of tax	$(2,015)	$6,585	$(3,275)	$10,786
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended September 30, 2026 and 2025
(Amounts in thousands except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2025	21,706,804	$217	$341,727	(4,465,824)	$(74,253)	$1,082	$(9)	$(19,121)	$249,643
Purchase of treasury stock	–	–	–	(12,428)	(355)	–	–	–	(355)
Issuance of new common shares under stock compensation plan	43,114	–	–	–	–	–	–	–	–
Cancellation of shares under stock compensation plan	(1,679)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	12,252	–	432	–	–	–	–	–	432
Stock based compensation	–	–	4,135	–	–	–	–	–	4,135
Collection on stock subscription notes receivable	–	–	–	–	–	–	9	–	9
Exercises of conversion feature of convertible note	71,963	1	1,355	–	–	–	–	–	1,356
Other comprehensive loss, net of tax	–	–	–	–	–	(33)	–	–	(33)
Net income	–	–	–	–	–	–	–	6,618	6,618
Balance at September 30, 2025	21,832,454	$218	$347,649	(4,478,252)	$(74,608)	$1,049	$—	$(12,503)	$261,805

Balance at June 30, 2026	22,462,623	$225	$366,644	(5,229,997)	$(99,475)	$842	$–	$(11,744)	$256,492
Issuance of new common shares under stock compensation plan	103,824	1	(1)	–	–	–	–	–	–
Cancellation of common shares under stock compensation plan	(7,280)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	13,671	–	497	–	–	–	–	–	497
Stock based compensation	–	–	4,430	–	–	–	–	–	4,430
Exercises of conversion feature of convertible note	140,072	1	4,446	–	–	–	–	–	4,447
Other comprehensive loss, net of tax	–	–	–	–	–	(27)	–	–	(27)
Net loss	–	–	–	–	–	–	–	(1,988)	(1,988)
Balance at September 30, 2026	22,712,910	$227	$376,016	(5,229,997)	$(99,475)	$815	$–	$(13,732)	$263,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2026 and 2025
(Amounts in thousands except per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Income	Stock Subscription Notes Receivable	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2025	21,281,247	$213	$329,073	(3,899,109)	$(60,901)	$1,146	$(30)	$(23,386)	$246,115
Issuance of new common shares	48,267	–	1,194	–	–	–	–	–	1,194
Purchase of treasury stock	–	–	–	(168,580)	(4,249)	–	–	–	(4,249)
Issuance of new common shares under stock compensation plan	360,234	3	(3)	–	–	–	–	–	–
Cancellation of shares under stock compensation plan	(17,509)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	57,245	1	1,343	–	–	–	–	–	1,344
Stock based compensation	–	–	14,254	–	–	–	–	–	14,254
Collection on stock subscription notes receivable	–	–	–	–	–	–	30	–	30
Exercises of conversion feature of convertible note	102,970	1	1,788	–	–	–	–	–	1,789
Other comprehensive loss, net of tax	–	–	–	–	–	(97)	–	–	(97)
Repurchase of common stock	–	–	–	(410,563)	(9,458)	–	–	–	(9,458)
Net income	–	–	–	–	–	–	–	10,883	10,883
Balance at September 30, 2025	21,832,454	$218	$347,649	(4,478,252)	$(74,608)	$1,049	$—	$(12,503)	$261,805

Balance at January 1, 2026	21,972,432	$220	$355,458	(4,778,341)	$(84,931)	$895	$–	$(10,537)	$261,105
Issuance of new common shares	7,130	–	300	–	–	–	–	–	300
Purchase of treasury stock	–	–	–	(69,720)	(2,315)	–	–	–	(2,315)
Issuance of new common shares under stock compensation plan	558,144	6	(6)	–	–	–	–	–	–
Cancellation of common shares under stock compensation plan	(16,273)	–	–	–	–	–	–	–	–
Issuance of new common shares under employee stock purchase plan	51,405	–	1,483	–	–	–	–	–	1,483
Stock based compensation	–	–	14,335	–	–	–	–	–	14,335
Exercises of conversion feature of convertible note	140,072	1	4,446	–	–	–	–	–	4,447
Other comprehensive loss, net of tax	–	–	–	–	–	(80)	–	–	(80)
Repurchases of common stock	–	–	–	(381,936)	(12,229)	–	–	–	(12,229)
Net loss	–	–	–	–	–	–	–	(3,195)	(3,195)
Balance at September 30, 2026	22,712,910	$227	$376,016	(5,229,997)	$(99,475)	$815	$–	$(13,732)	$263,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOWMAN CONSULTING GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	(3,195)	10,883
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization - property, plant and equipment	15,503	12,466
Amortization of intangible assets	8,563	7,486
(Gain) loss on sale of assets	(1,144)	(422)
Credit losses	1,630	1,233
Stock based compensation	16,239	14,185
Deferred taxes	904	38,929
Accretion of discounts on notes payable	285	990
Changes in operating assets and liabilities, net of acquisition of businesses
Accounts receivable	(18,377)	(18,938)
Contract assets	(24,946)	(12,757)
Prepaid expenses and other assets	(3,108)	1,318
Accounts payable and accrued expenses	12,220	(35,438)
Contract liabilities	4,688	6,536
Net cash provided by operating activities	9,262	26,471
Cash Flows from Investing Activities:
Purchases of property and equipment	(13,203)	(1,176)
Proceeds from sale of assets and disposal of leases	1,144	530
Capitalized internal-use software development costs	(1,032)	–
Proceeds from notes receivable	–	1,152
Acquisitions of businesses, net of cash acquired	(912)	(1,961)
Collections under stock subscription notes receivable	–	28
Net cash used in investing activities	(14,003)	(1,427)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	43,685	20,000
Repayment under notes payable	(18,580)	(12,642)
Payments on finance leases	(12,229)	(9,155)
Payment of contingent consideration from acquisitions	(892)	(1,361)
Payments for purchase of treasury stock	(2,316)	(4,250)
Repurchases of common stock	(12,229)	(9,458)
Proceeds from issuance of common stock	1,483	1,345
Net cash provided by (used in) financing activities	(1,078)	(15,521)
Net (decrease) increase in cash and cash equivalents	(5,819)	9,523
Cash and cash equivalents, beginning of period	11,066	6,698
Cash and cash equivalents, end of period	$5,247	$16,221
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,370	$5,219
Net cash paid for income taxes	$3,335	$1,179
Non-cash investing and financing activities:
Property and equipment acquired under finance lease	$(29,999)	$(15,625)
Non-cash additions to property and equipment	$(1,157)	$–
Note payable converted to common shares	$(4,448)	$(1,790)
Issuance of notes payable for acquisitions	$(600)	$(4,121)
Non-cash change in contingent consideration liability	$(2,288)	$–
Settlement of contingent consideration	$(525)	$3,004
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
Recent Developments
On August 9, 2026, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will be acquired by affiliates of Bernhard Capital Partners in an all-cash transaction (the "Merger"). On November 4, 2026, the Company's stockholders voted to adopt the Merger Agreement at a special meeting of stockholders. The completion of the Merger remains subject to customary closing conditions. Subject to the satisfaction or waiver of such conditions, the Company expects the transaction to close on or about November 6, 2026.
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
Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for expected credit losses. As of September 30, 2026 and December 31, 2025, the balance in the allowance for expected credit losses was $4.9 million and $3.7 million, respectively. No single customer accounted for more than 10% of the Company's outstanding receivables as of either date.
The following table presents the activity in the allowance for credit losses for the nine months ended September 30, 2026 (in thousands):

Balance as of December 31, 2025	$3,696
Provision for credit losses	1,197
Write-offs	–
Recoveries	–
Balance as of September 30, 2026	$4,893
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

The Company can, at times, be subject to a concentration of credit risk with respect to outstanding accounts receivable. However, the Company believes no such concentration existed during the nine months ended September 30, 2026, or for the year ended December 31, 2025. The Company’s customers are located throughout the United States across diverse market sectors. Although the Company generally grants credit without collateral, management believes that its contract acceptance, billing, and collection policies are adequate to minimize material credit risk. Also, for non-governmental customers, the Company can often place mechanics liens against the real property associated with the contract in the event of non-payment.
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
As of September 30, 2026 and December 31, 2025:
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
The following is a summary of change in contingent consideration:

(in thousands)	For the Nine Months Ended September 30, 2026	For the Year Ended December 31, 2025
Balance at beginning of period	$1,581	$6,652
Fair value of contingent consideration issuances	–	43
Change in fair value of contingent consideration	2,764	(710)
Settlement of contingent consideration	(1,417)	(4,404)
Balance at end of period	$2,928	$1,581
The change in fair value consideration is included in Other Expense in the Condensed Consolidated Income Statement.
Income Taxes
The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events recognized in the condensed consolidated financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when the differences settle or become realized. Valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable or recoverable in the future. As of September 30, 2026, no valuation allowances are required, and all deferred tax assets are realizable.

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

The Company’s effective tax rate for the nine months ended September 30, 2026 and September 30, 2025, was (42.2)% and (12.1)%, respectively. The decrease in the Company’s effective tax rate is primarily due to the impact of the Research & Development credit as a function of pre-tax book income for the respective periods, in the computation of the estimated annual effective tax rate. This is offset by an increase in discrete items for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The most prominent discrete item was a $2.0 million reversal of interest on uncertain tax positions for the nine months ended September 30, 2025.
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
3. Earnings (Loss) Per Share and Certain Related Information
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2026 and 2025. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings (loss) of the Company. The dilutive effect of options is reflected in diluted earnings (loss) per share by application of the treasury stock method. The dilutive effect of shares to be purchased under the Company’s Employee Stock Purchase Plan is reflected in diluted earnings (loss) per share by the weighted-average number of shares outstanding that would have been outstanding during the period. The dilutive effect of convertible debt is reflected in diluted earnings (loss) per share by application of the if-converted method. The Company uses the two-class method to determine earnings (loss) per share.
For calculating basic earnings (loss) per share, for the three and nine months ended September 30, 2026, the weighted average number of shares outstanding exclude 828,994 and 763,485 non-vested restricted shares and no unexercised substantive options. For the three months ended September 30, 2025, the computation of diluted earnings per share did not include the effect of non-vested restricted shares or substantive options, as their effect was antidilutive. For the nine months ended September 30, 2026, the computation of diluted earnings (loss) per share did not include the effect of all potential dilutive common stock equivalents, as their impact would have been antidilutive due to the net loss for the period.
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
The following table represents a reconciliation of the net loss and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income (loss)	$(1,988)	$6,618	$(3,195)	$10,883
Earnings allocated to non-vested shares	–	303	–	539
Total	$(1,988)	$6,315	$(3,195)	$10,344
Denominator
Weighted average common shares outstanding	16,488,957	16,471,145	16,458,928	16,387,590
Effect of dilutive nominal options	–	–	–	–
Effect of dilutive contingently earned shares	–	420,732	–	368,637
Dilutive average shares outstanding	16,488,957	16,891,877	16,458,928	16,756,227
Basic earnings (loss) per share	$(0.12)	$0.38	$(0.19)	$0.63
Dilutive earnings (loss) per share	$(0.12)	$0.37	$(0.19)	$0.62

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
During the nine months ended September 30, 2026, the Company repurchased 381,936 shares of its common stock under the 2025 Repurchase Authorization at an average price of $32.02 per share for a total of $12.2 million.
Cumulatively, under the 2025 Repurchase Authorization, the Company has repurchased 654,821 shares of common stock at an average price of $32.95 per share for a total of $21.6 million through its expiration on June 9, 2026.
4. Acquisitions
Business Combinations
2026 Acquisition
During the nine months ended September 30, 2026, the Company completed one acquisition for total consideration of $1.5 million, consisting of cash and a promissory note. No cash was acquired as part of the transaction. The promissory note bears interest at 7.00% and is payable in equal monthly installments beginning in August 2026 through May 2029.
The purchase price allocation consists primarily of goodwill and is based upon preliminary information that is subject to change when additional information is obtained.

2025 Acquisitions
During 2025, the Company completed seven acquisitions. For the three and nine months ended September 30, 2026, there were no measurement period adjustments. The effect of any measurement period adjustments would be reflected as if the adjustments had been made on the acquisition date.
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
The following summarizes the calculations of the fair values of RPT assets acquired and liabilities assumed as of the acquisition date (in thousands):

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

The condensed consolidated financial statements of the Company include the results of operations since the date RPT was acquired. The following table presents the results of operations of RPT since the date of acquisition for the three and nine months ended September 30, 2026 (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2026	September 30, 2026
Gross contract revenue[1]	$5,827	$18,987
Pre-tax net income[2]	$1,708	$4,575

1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.

2 Pre-tax Net Income excludes corporate overhead allocation.
The following table presents the unaudited pro forma condensed consolidated results of operations for the three and nine months ended September 30, 2026 and 2025, assuming that the RPT acquisition, discussed above, occurred on January 1, 2025. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Gross contract revenue[3]	$148,702	$130,430	$421,306	$372,850
Pre-tax net income	$(1,903)	$7,442	$(1,519)	$11,362

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
The following summarizes the calculations of the fair values of the other 2025 acquisition assets acquired and liabilities assumed as of the acquisition date (in thousands):

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

The condensed consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisitions (excluding RPT). The following table presents the results of operations of the other companies acquired during 2025 (excluding RPT) from their respective dates of acquisition for the three and nine months ended September 30, 2026 (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2026	September 30, 2026
Gross contract revenue[1]	$6,920	$16,576
Pre-tax net income[2]	$2,883	$6,403
1 Gross contract revenue includes adjustments as required by ASC 606, Revenue from Contracts with Customers based on opening balance sheet provided by the acquired companies. There is no assurance these adjustments will be consistent in future periods. Opening balance sheet balances are subject to adjustment prior to being finalized.
2Pre-tax Net Income excludes corporate overhead allocation.
The following table presents the unaudited pro forma condensed consolidated results of operations for the three and nine months ended September 30, 2026 and 2025, assuming that the companies acquired in 2025 (excluding RPT), discussed above, occurred on January 1, 2025. The pro forma information provided below is compiled from pre-acquisition information and includes pro forma adjustments for amortization and depreciation. The unaudited pro forma results are presented for informational purposes only and are not meant to represent actual operating results that would have been achieved had the related events occurred on such date (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Gross contract revenue[3]	$148,702	$127,563	$421,306	$367,153
Pre-tax net income (loss)	$(1,956)	$7,050	$(3,032)	$11,300

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
In connection with all of the 2025 acquisitions, the Company recognized $0.1 million of acquisition related expenses within Other Income and Expenses in the condensed consolidated statement of income for the three and nine months ended September 30, 2026, including legal fees, consulting fees, and other miscellaneous expenses associated with acquisitions.
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

5. Disaggregation of Revenue and Contract Balances
The Company disaggregates revenues by contract type, see Revenue Recognition in Note 2 for further details. For the three and nine months ended September 30, 2026, the Company derived 92.4% and 91.9% of its revenue from contracts classified as lump sum, and 7.6% and 8.1% of its revenue from time and material contracts, respectively. For the three and nine months ended September 30, 2025, the Company derived 91.1% and 91.2% of its revenue from contracts classified as lump sum, and 8.9% and 8.8% of its revenue from time and material contracts, respectively.
The Company had approximately $442.0 million in remaining performance obligations as of September 30, 2026 of which it expects to recognize approximately 86.7% within the next twelve months and the remaining 13.3% in the next twelve to twenty-four months.
Disaggregated revenues by contract type were as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
Fixed fee	$137,332	92.4%	$114,775	91.1%	$387,322	91.9%	$329,217	91.2%
Time-and-materials	11,370	7.6%	11,258	8.9%	33,984	8.1%	31,837	8.8%
Gross contract revenue	$148,702	100.0%	$126,033	100.0%	$421,306	100.0%	$361,054	100.0%
The Company recognized $0.4 million and $8.5 million of revenue for the three and nine months ended September 30, 2026, which was included in the contract liabilities balance as of December 31, 2025, and $0.3 million and $4.5 million of revenue for the three and nine months ended September 30, 2025, respectively, which were included in the contract liabilities balance as of December 31, 2024.

6. Contracts in Progress
The following table reflects the calculation of the net balance of contract assets and contract liabilities. Costs and estimated earnings on contracts in progress consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Costs incurred on uncompleted contracts	$573,752	$489,795
Estimated contract earnings in excess of costs incurred	873,122	750,896
Estimated contract earnings to date	1,446,874	1,240,691
Less: billed to date	(1,384,092)	(1,198,144)
Net contract assets	$62,782	$42,547
7. Notes Receivable
The Company has unsecured notes receivable from related parties, certain non-executive officers of the Company and an unrelated third party. The following is a summary of these notes receivable (in thousands):

	September 30, 2026	December 31, 2025
Officers, employees and affiliated entities - Interest accrues annually at rates ranging from 0.0% - 5.5%. The notes receivable mature through December 2027.	$1,083	$1,121
Unrelated third party - Currently no interest is being accrued on this note. The note receivable matures in December 2027.	903	903
Total:	1,986	2,024
Less: current portion
Officers, employees and affiliates	(215)	(13)
Non-current portion	$1,771	$2,011
1Note issued prior to the Company's initial public offering.
Each borrower may prepay all or part of the outstanding balance at any time prior to the date of maturity. No interest was accrued on the notes receivable for the nine months ended September 30, 2026.

8. Property and Equipment, Net
Property and equipment for fixed assets are as follows (in thousands):

	September 30, 2026	December 31, 2025
Computer equipment	$3,379	$3,092
Survey equipment	6,191	5,946
Vehicles	2,718	2,483
Furniture and fixtures	2,809	2,754
Leasehold improvements	9,874	9,707
Software	414	466
Camera equipment	947	947
Aircraft	14,345	8,345
Aircraft engine & GPS	1,535	1,535
Fixed assets pending lease financing [1]	9,261	1,766
Total:	51,473	37,041
Less: accumulated depreciation	(24,531)	(22,094)
Property and equipment, net of finance leased assets	$26,942	$14,947
1Assets acquired which will be re-financed under the Company's finance lease facilities
Depreciation expense for fixed assets for the three and nine months ended September 30, 2026 was $0.8 million and $2.5 million, respectively. Depreciation expense for fixed assets for the three and nine months ended September 30, 2025 was $0.9 million and $2.7 million, respectively.
Property and equipment for finance leased assets are as follows (in thousands):

	September 30, 2026	December 31, 2025
Equipment	$67,433	$48,483
Vehicles	19,611	14,400
Total:	87,044	62,883
Less: accumulated amortization on leased assets	(36,265)	(28,624)
Finance leased assets, net	$50,779	$34,259
Amortization expense for finance leased assets for the three and nine months ended September 30, 2026 was $4.7 million and $13.1 million, respectively. Amortization expense for finance leased assets for the three and nine months ended September 30, 2025 was $3.7 million and $9.8 million, respectively.
9. Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2026 were as follows (in thousands):

Goodwill
Balance as of December 31, 2025	$173,579
2026 Acquisitions - additions	940
Balance as of September 30, 2026	$174,519

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. There were no impairments of goodwill during the nine months ended September 30, 2026 or the year ended December 31, 2025.
10. Intangible Assets
Total intangible assets consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026			December 31, 2025
	Gross Amount	Accumulated Amortization	Net Balance	Gross Amount	Accumulated Amortization	Net Balance
Customer relationships	$94,662	$(23,736)	$70,926	$94,302	$(17,573)	$76,729
Contract rights	22,741	(22,555)	186	22,720	(20,245)	2,475
Leasehold	640	(334)	306	640	(268)	372
Developed technology	1,721	(32)	1,689	690	(8)	682
Domain name	281	–	281	281	–	281
Licensing rights	$8,041	–	8,041	8,041	–	8,041
Total	$128,086	$(46,657)	$81,429	$126,674	$(38,094)	$88,580
Developed technology consists of both capitalized internal-use software costs and acquired technology recognized in connection with business combinations. As of September 30, 2026, the gross carrying amount of developed technology was $1.7 million, of which $1.4 million relates to capitalized internal-use software costs and $0.3 million relates to acquired technology recognized in a business combination. Acquired technology is amortized on a straight-line basis over an estimated useful life of approximately ten years. Amortization expense related to developed technology is included within depreciation and amortization in the consolidated income statements.
The following table summarizes the weighted average useful lives (in years) of intangible assets by asset class used for straight-line amortization expense purposes:

	September 30, 2026	December 31, 2025
Customer relationships	12.36	12.38
Contract rights	1.61	1.61
Leasehold	7.41	7.41
Developed technology	10.00	10.00
Amortization expense for the three and nine months ended September 30, 2026 was $2.3 million and $8.6 million, respectively. Amortization expense for the three and nine months ended September 30, 2025 was $2.4 million and $7.5 million, respectively.
Future amortization for the remainder of 2026 and for the succeeding years for intangible assets with definite useful lives is as follows (in thousands):

2026	2,183
2027	8,281
2028	7,753
2029	7,656
2030	7,118
Thereafter	40,116
Total	$73,107

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
Under the Credit Agreement, the Company is required to comply with certain affirmative and negative covenants, including covenants related to indebtedness, investments, liens, restricted payments, and financial covenants, including a leverage ratio and fixed charge coverage ratio, as defined in the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2026.
As of September 30, 2026 and December 31, 2025, the outstanding balance under the Credit Agreement was $139.0 million and $95.4 million, respectively. Interest rates applicable to borrowings under the Credit Agreement ranged from 5.99% to 8.30%. All outstanding principal on the Credit Agreement is due on May 2, 2029.
Interest expense on the credit facilities totaled $2.2 million and $5.8 million during the three and nine months ended September 30, 2026, respectively. Interest expense on the credit facilities totaled $1.0 million and $2.7 million during the three and nine months ended September 30, 2025, respectively.

12. Notes Payable
Notes payable consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Related parties:
[1]Shareholders and Owners of Acquired Entities - Interest accrues annually at rates ranging from 5.00% - 8.50% annually. The notes payable mature on various dates through May 2029.	31,976	47,299
Convertible Notes Payable - Interest accrues annually at rates ranging from 5.00% - 5.50% annually. The convertible notes payable mature on various dates through November 2028.	—	5,312
Unrelated third parties:
Note payable for purchase of tangible asset	3,529	4,366
Note payable for purchase of intangible asset	—	619
Discounts on notes payable issued as consideration in acquisitions:
[1]Shareholders and owners of acquired entities	(395)	(729)
Other	(17)	144
Total	35,093	57,011
Less: current portion	(18,339)	(22,698)
Non-current portion	$16,754	$34,313
1Includes notes payable to all owners irrespective of current relationship with the Company
Interest expense attributable to the notes payable totaled $0.8 million and $2.7 million for the three and nine months ended September 30, 2026, respectively. Interest expense attributable to the notes payable totaled $0.7 million and $2.2 million for the three and nine months ended September 30, 2025 respectively.
Future principal payments on notes payable for remainder of 2026 and succeeding years are as follows (in thousands):

2026	$4,705
2027	17,162
2028	13,011
2029	627
Total	$35,505

Convertible Notes Payable
The Company issued unsubordinated convertible notes as partial consideration for multiple acquisitions (See Note 4 Acquisitions). The convertible notes were convertible into shares of common stock at the option of the holders at predetermined conversion prices and were subject to scheduled quarterly payments of principal, interest, or both.
During the year ended December 31, 2025, the holders of the Exeltech Consulting, Inc. convertibles note converted approximately $0.1 million of principal into 4,255 shares of the Company's common stock at a conversion price of $32.32 per share, representing a partial conversion of the note.
During the three months ended September 30, 2026, the holders of the Company's remaining convertible notes exercised their conversion rights, resulting in the conversion of all outstanding principal balances into shares of the Company's common stock. Accrued interest associated with these notes was payable in cash. The conversions exercised during the three months included the following:
•The holders of the Anchor Consultants, LLC convertible note converted approximately $0.3 million of outstanding principal into 14,583 shares of common stock at $18.00 per share.
•The holders of the Exeltech Consulting, Inc. convertible note converted approximately $1.4 million of outstanding principal into 42,543 shares of common stock at $32.32 per share.
•The holders of the UP Engineering, LLC convertible note converted approximately $0.9 million of outstanding principal into 27,692 shares of common stock at $32.50 per share.
•The holders of the e3i Engineers, Inc. convertible note converted approximately $1.8 million of outstanding principal into 55,384 shares of common stock at $32.50 per share.
The following table summarizes the convertible notes as of September 30, 2026 (in thousands, except conversion price):

Convertible Notes:	Date Issued	Principal Amount	Interest Rate	Conversion Price	Remaining Balance[1]
Anchor Consultants, LLC	08/22	$1,100	5.50%	$18.00	$—
Exeltech Consulting, Inc.	11/24	$2,200	5.00%	$32.32	$—
UP Engineering, LLC	02/25	$1,200	5.00%	$32.50	$—
e3i Engineers, INC	07/25	$1,800	5.00%	$32.50	$—
1Includes discounts, and reflects the net remaining balance on convertible notes.
As of December 31, 2025, the carrying amount of the Company’s convertible notes payable included approximately $0.1 million of unamortized discounts. No unamortized discounts remained outstanding as of September 30, 2026.
13. Related Party Transactions

Bowman Lansdowne Development, LLC (“BLD”) is an entity in which Mr. Bowman has an ownership interest. On each of September 30, 2026 and December 31, 2025, the Company’s notes receivable included $0.5 million from BLD, with a maturity date of December 31, 2027. Mr. Bowman has executed a Guaranty of Collection for the amount of the current unpaid principal balance.
Lansdowne Development Group, LLC (“LDG”) is an entity in which BLD has a minority ownership interest. On September 30, 2026 and December 31, 2025, our notes receivable included $0.4 million and $0.4 million, respectively from LDG, with a maturity date of December 31, 2027. Mr. Bowman has executed a Guaranty of Collection for the amount of the current unpaid principal balance.
Bowman Realty Investments 2010, LLC (“BR10”) is an entity in which Mr. Bowman has an ownership interest. On September 30, 2026 and December 31, 2025, the Company’s notes receivable included $0.2 million, from BR10, with a maturity date of January 31, 2027. BR10 executed a Pledge and Assignment Agreement as security for its obligations to the Company.

MREC Shenandoah VA, LLC (“MREC Shenandoah”) is an entity in which Lake Frederick Holdings, LLC (“Lake Frederick Holdings”) owns a 92% interest and Shenandoah Station Partners LLC, an entity owned in part by BLD and in part by Bowman Realty Investments 2013 LLC "Bowman Realty" (BR13), owns an 8% interest. Mr. Bowman owns a 100% interest in, and is the manager of, Lake Frederick Holdings. Mr. Bowman is the sole member of Bowman Realty 2013 (BR13). Since 2020, the Company has provided engineering services to MREC Shenandoah in exchange for cash payments. During the nine months ended September 30, 2026, the Company invoiced $0.4 million, and received payments of $0.2 million. During the nine months ended September 30, 2025, the Company invoiced $0.2 million, and received payments of $0.1 million.
During the nine months ended September 30, 2026 and 2025, the Company provided administrative, accounting and project management services to certain of the related party entities. The cost of these services was $0.2 million and $0.2 million, respectively. These entities were billed $0.2 million and $0.2 million, respectively.

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
The following table summarizes the stock issuance activity under the ESPP for the nine months ended September 30, 2026 (in thousands, except share data):

September 30, 2026
Total purchase price paid by employees for shares sold	$1,483

Number of shares sold	51,490
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
For the nine months ended September 30, 2026, no new options were granted and no shares were outstanding.
As of September 30, 2026, there is no unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Stock Option Plan. The remaining unexercised shares are from substantive options in which the non-recourse notes may be pre-paid, therefore the Company recognized the total calculated compensation expense at the time of issuance.

Stock Bonus Plan
Effective May 11, 2021, the Company established the Bowman Consulting Group Ltd. 2021 Omnibus Equity Incentive Plan (“the Plan”). The Plan is administered by the Board through which they can issue restricted stock awards. As of September 30, 2026, 6,612,079 shares of common stock are authorized and reserved for issuance under the Plan. This reserve automatically increases on each January 1, for the duration of the Plan, in an amount equal to 5% of the total number of shares outstanding on December 31st of the preceding calendar year. The Plan supersedes and replaces any prior plan for stock bonus grants to employees of the Company except that the prior plan shall remain in effect with respect to awards granted under such prior plan until such awards have been forfeited or fully vested.
During the nine months ended September 30, 2026, the Board granted 492,398 shares of restricted stock under the Plan. The shares have a vesting period of up to five years during which there are certain restrictions as defined by the Plan and Stock Bonus Agreements. The grant date fair value of the award is the closing price of the shares on such date, or if there are no sales on such date, on the next preceding day on which there were sales.
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
During the nine months ended September 30, 2026, no new restricted stock awards were granted under the Stock Bonus Plan.
The following table summarizes the activity of restricted shares subject to forfeiture:

	Number of Shares	Weighted Average Grant Price
Outstanding at January 1, 2026	689,011	$28.19
Granted	492,398	31.67
Vested	(333,503)	25.63
Cancelled	(15,919)	27.35
Outstanding at September 30, 2026	831,987	$31.37
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
During the nine months ended September 30, 2026, the compensation committee approved the grants of 59,979 market-based restricted stock units ("PSUs") to certain executive officers of the Company under the Officers LTIP. These awards are subject to a market condition based on the Company’s total shareholder return (“TSR”) relative to a custom peer group, with vesting periods ranging from 2.67 years to 4.00 years. The number of units earned for these awards is based on the Company’s TSR relative to that of the peer group over the applicable performance period ranging from February 12, 2026 to December 31, 2028. The PSUs are valued using a Monte Carlo simulation with model inputs of opening average share value, valuation date stock price, expected volatilities, correlation coefficient, risk-free interest rate, and expected dividend yield for the Company and the custom peer group.

The following table summarizes the activity of market-based restricted stock units ("PSUs") subject to forfeiture:

	Number of Shares	Weighted Average Grant Price
Outstanding at January 1, 2026	599,800	$19.73
Granted	59,979	42.72
Vested	(64,808)	22.94
Cancelled	(188,051)	22.94
Outstanding at September 30, 2026	406,920	$22.41
The Company recognizes forfeitures as they occur.
As of September 30, 2026, the Company had 1,238,907 shares underlying unvested stock awards that vest between October 1, 2026 and December 31, 2030.
The future expense of the unvested awards for the remainder of 2026 and succeeding years is as follows (in thousands):

2026	$3,992
2027	9,538
2028	5,408
2029	1,621
2030	135
Total	$20,694
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
The following tables present our balance sheet information related to leases:

		As of	As of
(Amounts in thousands)	Balance Sheet Classification	September 30, 2026	December 31, 2025
Assets:
Operating lease assets	Operating lease, right-of-use assets	$47,169	$45,822
Finance lease assets	Property and equipment, net	$50,779	$34,259
Total lease assets		$97,948	$80,081
Liabilities:
Current:
Operating lease liabilities	Operating lease obligation, current portion	$(12,564)	$(11,951)
Finance lease liabilities	Finance lease obligation, current portion	$(17,213)	$(13,735)
Total current lease liabilities		$(29,777)	$(25,686)
Non-current:
Operating lease liabilities	Operating lease obligation, less current portion	$(41,248)	$(40,430)
Finance lease liabilities	Finance lease obligation, less current portion	$(37,068)	$(23,718)
Total non-current lease liabilities		$(78,316)	$(64,148)

The following tables present selected financial information:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease cost
Lease expense of right-of-use assets	$4,016	$3,673	$11,742	$10,791
Short-term and variable lease cost	—	—	1	—
Finance lease cost:
Amortization of right-of-use assets	4,716	3,693	13,132	9,818
Interest on lease liabilities	772	540	1,963	1,431
Sublease income	(22)	(34)	(36)	(91)
Total lease cost	$9,482	$7,872	$26,802	$21,949

	Nine Months Ended
(Amounts in thousands)	September 30, 2026	September 30, 2025
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$11,917	$10,747
Operating cash flows from finance leases	1,963	1,431
Financing cash flows from finance leases	12,229	9,155
Right-of-use assets obtained in exchange for new operating leases	11,837	10,144
Right-of-use assets obtained in exchange for new finance leases	30,008	15,660

	As of	As of
	September 30, 2026	December 31, 2025
Weighted average remaining lease term (in years):
Operating leases	4.51	4.59
Finance leases	2.99	2.72
Weighted average discount rates:
Operating leases	6.7%	6.8%
Finance leases	4.5%	6.4%
Future minimum commitments under leases for the remainder of 2026 and succeeding years are as follows (in thousands):

(Amounts in thousands)
	Operating Lease	Finance Lease
2026	$3,976	$5,034
2027	15,413	16,906
2028	14,371	13,705
2029	11,480	10,260
2030	7,657	3,163
Thereafter	9,662	–
Total lease payments	$62,559	$49,068
Less: Amounts representing interest	$(8,749)	$(5,826)
Total lease liabilities	$53,810	$43,242
The above table is exclusive of $0.0 million sub-lease income associated with the $53.8 million total liability of operating leases as presented on the condensed consolidated balance sheet.
The above table is exclusive of the $11.0 million purchase price associated with the $54.3 million total liability of finance leases as presented on the condensed consolidated balance sheet.
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
The following tables provides the operating financial results of the Company for the three and nine months ended September 30, 2026 and 2025:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2026		2025	2026	2025
Gross contract revenue	$148,702		$126,033	$421,306	$361,054
Less:
Labor and fringe	81,697		71,152	234,689	203,190
Other segment items[1]	18,032		13,947	47,463	40,918
General & administrative expenses	26,440		21,246	75,745	59,423
Incentives	11,535		7,879	28,759	22,176
Depreciation and amortization	7,847		6,887	24,067	19,952
Interest expense	3,841		2,242	10,635	6,614
Other expense (income), net	596		(594)	2,195	(927)
Income tax (benefit) expense	702		(3,344)	948	(1,175)
Net income (loss)	$(1,988)	[1]	$6,618	$(3,195)	$10,883
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
On November 4, 2026, the Company's stockholders adopted the Merger Agreement. The Merger is expected to close on or about November 6, 2026.
The Merger Agreement remains subject to customary closing conditions and contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement under certain specified circumstances, the Company may be required to pay Parent a termination fee of approximately $26.9 million.
On October 15, 2026, the Company acquired 100% of the membership interests of Moravec Labs, LLC, doing business as Dymaptic ("Dymaptic"), an Oregon-based provider of AI-powered geospatial consulting, software development and ArcGIS implementation services. The acquisition was completed through the purchase of all outstanding membership interests for consideration consisting of $3.5 million in cash at closing, two promissory notes totaling $2.0 million, and contingent earnout consideration of up to $2.25 million based on future performance metrics.
The acquisition expands the Company's geospatial and artificial intelligence capabilities and will be accounted for as a business combination under ASC 805, Business Combinations.
1

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
Gross contract revenue for the three months ended September 30, 2026 and 2025 was $148.7 million and $126.0 million, respectively, representing year-over-year growth of 18.0%. Gross contract revenue derived from our workforce represented 87.9% and 89.0% of gross contract revenue for the three months ended September 30, 2026 and 2025, respectively (see Net service billing – non-GAAP below). Our net income for the three months ended September 30, 2026 and 2025 was ($2.0) million and $6.6 million, respectively. Our Adjusted EBITDA for the three months ended September 30, 2026 and 2025 was $22.2 million on net loss of ($2.0) million and $18.3 million on net income of $6.6 million, respectively. (see Adjusted EBITDA – non-GAAP below).

Gross contract revenue for the nine months ended September 30, 2026 and 2025 was $421.3 million and $361.1 million, respectively, representing year over year growth of 16.7%. Gross contract revenue derived from our workforce represented 88.7% and 88.6% of gross contract revenue for the nine months ended September 30, 2026 and 2025, respectively (see Net service billing – non-GAAP below). Our net income for the nine months ended September 30, 2026 and 2025 was ($3.2) million and $10.9 million, respectively. Our Adjusted EBITDA for the nine months ended September 30, 2026 and 2025 was $63.1 million on net loss of ($3.2) million and $53.0 million on net income of $10.9 million, respectively. (see Adjusted EBITDA – non-GAAP below).

In connection with the extensive investment of time and resources we have made in the automation of certain components of our business, we are now realizing, and expect to continue to realize, productivity improvements that have reduced estimated costs to complete for certain projects in process. Accordingly, management revised estimated costs to complete for those projects, which, consistent with the Company's revenue recognition policy, resulted in cumulative catch-up adjustments that increased gross contract revenue during the three and nine months ended September 30, 2026.
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
On November 4, 2026, the Company's stockholders approved the Merger Agreement at a special meeting of stockholders.
Completion of the Merger remains subject to customary closing conditions. Subject to the satisfaction or waiver of such conditions, the Company expects the transaction to close on or around November 6, 2026.
On October 15, 2026, the Company acquired 100% of the membership interests of Dymaptic. The aggregate purchase consideration consisted of cash paid at closing, seller notes, and contingent consideration based on the achievement of specified performance targets.
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
The majority of our assignments within a contract are lump sum in nature, representing approximately 53% and 54% of gross contract revenue for the three and nine months ended September 30, 2026, respectively, compared to approximately 58% and 59% for the three and nine months ended September 30, 2025, respectively. However, when evaluated at the overall contract or project level, approximately 92% and 92% of gross contract revenue for the three and nine months ended September 30, 2026, respectively, was recognized over time. Comparable percentages for the three and nine months ended September 30, 2025 were 91% and 91%, respectively. This difference reflects the presence of both hourly and lump sum assignments within individual contracts. Recognizing revenue from lump sum assignments requires management estimates of both total contract value when there are contingent compensation elements of the fee arrangement and expected cost at completion. We closely monitor our progress to completion and adjust our estimates when necessary. We do not recognize revenue from work that is performed at risk with no documented customer commitment.
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
Results of Operations
Combined results of operations
The following represents our condensed consolidated results of operations for periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Gross contract revenue	$148,702	$126,033	$421,306	$361,054
Contract costs (exclusive of depreciation and amortization)	71,763	59,109	200,740	170,465
Operating expense	73,560	61,632	208,951	175,117
Income from operations	3,379	5,292	11,615	15,472
Other expense	4,665	2,018	13,862	5,764
Income tax (benefit) expense	702	(3,344)	948	(1,175)
Net income (loss)	$(1,988)	$6,618	$(3,195)	$10,883
Net margin	(1.3)%	5.3%	(0.8)%	3.0%
Other financial information [1]
Net service billing	$130,670	$112,087	$373,843	$320,137
Adjusted EBITDA	22,185	18,288	63,075	52,995
Adjusted EBITDA margin, net	17.0%	16.3%	16.9%	16.6%
1Represents non-GAAP financial measures. See Other Financial Information and Non-GAAP key performance indicators below.
Three months ended September 30, 2026 as compared to the three months ended September 30, 2025
Gross Contract Revenue
Gross contract revenue for the three months ended September 30, 2026, increased $22.7 million or 18.0% to $148.7 million as compared to $126.0 million for the three months ended September 30, 2025. For the three months ended September 30, 2026, gross contract revenue attributable to work performed by our workforce increased $18.6 million, or 16.6% to $130.7 million or 87.9% of gross contract revenue as compared to $112.1 million or 89.0% for the three months ended September 30, 2025 (see Net service billing – non-GAAP). Of the $22.7 million increase in gross contract revenue during the three months ended September 30, 2026, acquisitions represented $8.0 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic. For each measurement and comparison period, historical balances of acquired and organic revenue bases are adjusted to reflect revenue accordingly.

Changes in gross contract revenue disaggregated between our core markets were as follows (in thousands other than percentages):

	For the Three Months Ended September 30,
Consolidated Gross Contract Revenue	2026	%GCR	2025	%GCR	Change	% Change
Building Infrastructure	$53,734	36.1%	$56,845	45.1%	$(3,111)	(5.5)%
Transportation	25,416	17.1%	26,262	20.8%	(846)	(3.2)%
Power, Utilities & Energy	41,268	27.8%	27,583	21.9%	13,685	49.6%
Natural Resources [1]	28,284	19.0%	15,343	12.2%	12,941	84.3%
Total:	$148,702	100.0%	$126,033	100.0%	$22,669	18.0%

Acquired [2]	$8,011	5.4%	$4,403	3.5%	$3,608	81.9%

1Formerly Emerging Markets which represents environmental, mining, water resources, imaging and mapping and other.
2Acquired revenue in prior periods is as previously reported; four quarters post-closing, acquired revenue is reclassified as organic for the purpose of calculating organic growth rates.

For the three months ended September 30, 2026, gross contract revenue from the building infrastructure market decreased ($3.1) million or (5.5%) as compared to the three months ended September 30, 2025. Building Infrastructure includes commercial, municipal and residential infrastructure. Within the building infrastructure market, 35.4% of gross contract revenue was derived from residential assignments including single family, multi-family and mixed-use housing stock, 40.7% from commercial assignments including retail, hospitality and quick-serve restaurants (QSR), office and industrial, data centers and healthcare, and 23.9% from municipal assignments. Within residential, 46.6% of gross contract revenue was derived from for-sale homebuilding assignments, 45.3% from residential multi-family and 8.1% from mixed use projects. While the homebuilding market shows signs of rebounding from prior year interest rate impacts, for-sale residential services represented just 6.0% of our total gross contract revenue for the three months ended September 30, 2026. Within commercial, 46.6% of revenue was derived from office and industrial assignments, 46.3% from retail, hospitality, and quick serve restaurants, and 7.1% from healthcare. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market as we continue to experience strength in markets including quick serve restaurants, data centers, industrial distribution facilities, schools, and build-for-rent communities.
For the three months ended September 30, 2026, revenue from transportation decreased ($0.8) million or (3.2%) as compared to the three months ended September 30, 2025. Within transportation, 76.6% of our gross contract revenue was derived from public sector roadway customers, including state and local departments of transportation ("DOTs") and tollway operators; 19.4% from private sector roadway customers; 1.3% from ports & harbors customers; 0.2% from bus, rail, and transit customers; and 2.5% from aviation customers. We expect to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of renewable energy with traditional transmission infrastructure and the continued growth we are projecting in the clean energy transition, we have consolidated renewable energy into the power, utilities and energy category (sometimes referred to herein as the power, utilities and energy market) of our revenue mix and have adjusted historical balances accordingly. For the three months ended September 30, 2026, revenue from power, utilities, and energy increased $13.7 million or 49.6% as compared to the three months ended September 30, 2025. The additional increase in gross contract revenue from the power, utilities, and energy market is principally attributable to acquisitions and increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, and to increases derived from gas pipeline and electric transmission projects nationally. Within the power, utilities, and energy market, 66.3% of our gross contract revenue was derived from customers operating traditional transmission operations, 8.9% was derived from customers focused on alternative energy operations and 24.8% derived from data center customers. The power, utilities, and energy market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power, utilities, and energy provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.

Our natural resources and imaging (formerly emerging markets) consist of mining, water resources, imaging and mapping, environmental consulting, and other natural resources services. For the three months ended September 30, 2026, revenue from natural resources markets increased $12.9 million or 84.3% as compared to the three months ended September 30, 2025. What had previously been classified under emerging sectors grew to a scale that warranted separate market recognition. Accordingly, the emerging sector was renamed natural resources. The updated name reflects the evolved composition of this market. Gross contract revenue within natural resources was 69.3% from imaging and mapping activities, 11.4% from mining activities where we have specialized in copper mining, 14.5% from water resources activities, and 4.8% from environmental and other natural resources consulting. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in various natural resources.
For the three months ended September 30, 2026 and 2025, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 28.9% and 35.6% of our gross contract revenue, respectively. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector customers are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $12.7 million or 21.5% to $71.8 million for the three months ended September 30, 2026, as compared to $59.1 million for the three months ended September 30, 2025. For the three months ended September 30, 2026 and 2025, total contract costs represented 48.3% and 46.9% of total contract revenue, respectively. For the three months ended September 30, 2026 and 2025 total contract costs represented 54.9% and 52.7% of revenue attributable to our workforce, respectively (see Net Service Billing).
Direct payroll costs increased $8.5 million or 18.8% to $53.7 million for the three months ended September 30, 2026, as compared to $45.2 million for the three months ended September 30, 2025. The increase in direct payroll costs is primarily driven by higher revenue and increased headcount to support growth, including contributions from recent acquisitions, as well as merit-based compensation increases. Direct payroll accounted for 74.8% of total contract costs for the three months ended September 30, 2026, a decrease of (1.7) percentage points as compared to 76.5% for the three months ended September 30, 2025.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $5.9 million or 17.0% to $40.6 million for the three months ended September 30, 2026 as compared to $34.7 million for the three months ended September 30, 2025. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the three months ended September 30, 2026 and 2025, direct labor costs represented 27.3% and 27.5% of gross contract revenue, respectively, and represented 31.1% and 31.0% of the revenue attributable to our workforce, respectively.
Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $2.8 million or 26.7% to $13.3 million for the three months ended September 30, 2026 as compared to $10.5 million for the three months ended September 30, 2025.
Sub-consultants and other direct expenses increased $4.1 million or 29.5% to $18.0 million for the three months ended September 30, 2026 as compared to $13.9 million for the three months ended September 30, 2025. For the three months ended September 30, 2026 and 2025, sub-consultant and other direct expenses represented 12.1% and 11.0% of gross contract revenue, respectively.
Operating Expense
Total operating expense increased $12.0 million or 19.5% to $73.6 million for the three months ended September 30, 2026 as compared to $61.6 million for the three months ended September 30, 2025.
Selling, general and administrative expenses increased $10.8 million or 19.6% to $66.0 million for the three months ended September 30, 2026, as compared to $55.2 million for the three months ended September 30, 2025. Indirect labor increased $3.2 million or 12.5% to $28.8 million as compared to $25.6 million due to increase in headcount along with merit increases. General overhead increased $4.6 million or 23.5% to $24.2 million as compared to $19.6 million due to increased costs associated with the overall growth of the Company.

Depreciation and amortization increased $0.9 million or 13.0% to $7.8 million for the three months ended September 30, 2026 as compared to $6.9 million for the three months ended September 30, 2025. The increase is primarily driven by amortization of new leased assets and higher amortization of acquired intangible assets associated with the RPT acquisition completed in the fourth quarter of 2025, which was not reflected in the prior-year period. The net gain on the sale of certain IT equipment and automobiles decreased ($0.1) million to $0.3 million for the three months ended September 30, 2026, as compared to $0.4 million in the three months ended September 30, 2025.
Other Expense
Other expense increased by $2.7 million to $4.7 million of expense for the three months ended September 30, 2026 as compared to $2.0 million for the three months ended September 30, 2025.
Income Tax Expense (Benefit)
Income tax expense for the three months ended September 30, 2026, increased by $4.0 million to $0.7 million expense, compared to $3.3 million benefit for the three months ended September 30, 2025, see Note 2, Income Taxes. Our effective tax rate for the three months ended September 30, 2026, was (54.5%) compared to (102.1)% for the three months ended September 30, 2025.
Income Before Tax and Net Income
Income before tax decreased by ($4.6) million for the three months ended September 30, 2026, to ($1.3) million of loss compared to $3.3 million of income for the three months ended September 30, 2025. Net income decreased by ($8.6) million to ($2.0) million of loss for the three months ended September 30, 2026, as compared to $6.6 million of income for the three months ended September 30, 2025.
Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $18.6 million or 16.6% to $130.7 million for the three months ended September 30, 2026, as compared to $112.1 million for the three months ended September 30, 2025. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Three Months Ended September 30,
	2026	2025
Gross contract revenue	$148,702	$126,033
Less: sub-consultants and other direct expenses	18,032	13,946
Net service billing	$130,670	$112,087
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

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $3.9 million or 21.3% to $22.2 million for the three months ended September 30, 2026 as compared to $18.3 million for the three months ended September 30, 2025. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Net service billing	$130,670	$112,087	$18,583	16.6%

Net (loss) income	$(1,988)	$6,618	$(8,606)	(130.0)%
+ interest expense	3,841	2,242	1,599	71.3%
+ depreciation & amortization	7,848	6,887	961	14.0%
+ income tax benefit	702	(3,344)	4,046	(121.0)%
EBITDA	$10,403	$12,403	$(2,000)	(16.1)%
+ non-cash stock compensation	6,631	4,508	2,123	47.1%
+ acquisition and other non-core expenses	5,151	1,377	3,774	274.1%
Adjusted EBITDA	$22,185	$18,288	$3,897	21.3%
Adjusted EBITDA margin, net	17.0%	16.3%
For the three months ended September 30, 2026 and 2025, Adjusted EBITDA includes add backs of $6.6 million and $4.5 million, respectively, relating to non-cash stock compensation expenses from restricted stock awards.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the three months ended September 30, 2026 and 2025, Adjusted EBITDA Margin, net was 17.0% and 16.3% respectively.
Nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025
Gross Contract Revenue
Gross contract revenue for the nine months ended September 30, 2026, increased $60.2 million or 16.7% to $421.3 million as compared to $361.1 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, gross contract revenue attributable to work performed by our workforce increased $53.7 million, or 16.8% to $373.8 million or 88.7% of gross contract revenue as compared to $320.1 million or 88.6% for the nine months ended September 30, 2025 (see Net service billing – non-GAAP). Of the $60.2 million increase in gross contract revenue during the nine months ended September 30, 2026, acquisitions represented $22.9 million of the increase. To evaluate the Company’s growth, revenue from acquisitions is treated as acquired for a period of four quarters post-closing, after which it is considered organic. For each measurement and comparison period, historical balances of acquired and organic revenue bases are adjusted to reflect revenue accordingly.

Changes in gross contract revenue disaggregated between our core end markets were as follows (in thousands other than percentages):

	For the Nine Months Ended September 30,
Consolidated Gross Contract Revenue	2026	%GCR	2025	%GCR	Change	% Change
Building Infrastructure	$163,256	38.8%	$165,430	45.8%	$(2,174)	(1.3)%
Transportation	80,407	19.1%	74,611	20.7%	5,796	7.8%
Power, Utilities & Energy	113,034	26.8%	79,736	22.1%	33,298	41.8%
Natural Resources [1]	64,609	15.3%	41,277	11.4%	23,332	56.5%
Total:	$421,306	100.0%	$361,054	100.0%	$60,252	16.7%

Acquired [2]	22,903	5.4%	10,107	2.8%	12,796	126.6%

1Formerly Emerging Markets which represents environmental, mining, water resources, imaging and mapping and other.
2Acquired revenue in prior periods is as previously reported; four quarters post-closing, acquired revenue is reclassified as organic for the purpose of calculating organic growth rates.

For the nine months ended September 30, 2026, gross contract revenue from our building infrastructure market decreased ($2.2) million or (1.3)% as compared to the nine months ended September 30, 2025. Building infrastructure includes commercial, municipal and residential infrastructure. Within the building infrastructure market, 36.1% of gross contract revenue was derived from residential assignments including single family, multi-family and mixed-use housing stock, 41.1% from commercial assignments including retail, hospitality and quick-serve restaurants (QSR), office and industrial, data centers and healthcare, and 22.8% from municipal assignments including, parks and schools. Within residential, 45.4% of gross contract revenue was derived from for-sale homebuilding assignments, 46.5% from residential multi-family and 8.1% from mixed use projects. While the homebuilding market shows signs of rebounding from prior year interest rate impacts, for-sale residential services represented just 6.3% of our total gross contract revenue for the nine months ended September 30, 2026. Within commercial, 47.1% of revenue was derived from office and industrial assignments, 46.7% from retail, hospitality, and quick serve restaurants, and 6.2% from healthcare. We continue to experience strong demand for our building infrastructure services and maintain a positive outlook on this market as we continue to experience strength in markets including quick serve restaurants, industrial distribution facilities, schools, and build-for-rent communities.
For the nine months ended September 30, 2026, revenue from transportation increased $5.8 million or 7.8% as compared to the nine months ended September 30, 2025. The increase was attributable to new contract awards in transportation from roadways, transits, ports and harbors, program administration and others, along with acquired transportation backlog which we were able to deliver to customers. Within transportation, 76.9% of our gross contract revenue was derived from public sector roadway customers, including state and local departments of transportation ("DOTs") and tollway operators; 19.4% from private sector roadway customers; 1.3% from ports & harbors customers; 1.9% from aviation customers; and 0.5% from bus, rail, and transit customers. We expect to continue to increase our transportation revenue and improve the diversification of our revenue. We believe the transportation market continues to present significant opportunity for future growth and we remain committed to investing in leadership, technical expertise, business development and acquisitions for this market.
With the convergence of alternative energy, data centers, and traditional transmission infrastructure, and in light of continued growth we are projecting across these areas, we have consolidated alternative energy and data centers into the power and utilities (sometimes referred to herein as the power, utilities and energy market) of our revenue mix and have adjusted historical balances accordingly. For the nine months ended September 30, 2026, revenue from power and utilities increased $33.3 million or 41.8% as compared to the nine months ended September 30, 2025. The additional increase in gross contract revenue from the power and utilities market is principally attributable to acquisitions and increased revenue associated with the expansion of a multi-year utility undergrounding assignment in Florida, and to increases derived from gas pipeline and electric transmission projects nationally. Within the power and utilities market, 61.5% of our gross contract revenue was derived from customers operating traditional transmission operations, 15.0% was derived from customers focused on alternative energy operations, with the remaining 23.5% derived from data center customers. The power and utilities market continues to experience increasing infrastructure investment as changing weather patterns, energy transition mandates and other safety initiatives positively impact demand for the services we provide. Based on recent increases in program commitments within the gas pipeline replacement market, we believe trends in power and utilities provide meaningful opportunity for continued growth and we are committed to investing resources accordingly.
Our natural resources and imaging (formerly emerging markets) consist of mining, water resources, imaging and mapping, environmental consulting, and other natural resources services. For the nine months ended September 30, 2026, revenue from natural resources and imaging markets increased $23.3 million or 56.5% as compared to the nine months ended September 30, 2025. What was previously classified under emerging sectors has now grown to a scale that warrants separate market recognition. As a result, the emerging sector is now being renamed natural resources and imaging. This updated name reflects the evolving composition of the market. Gross contract revenue within our natural resources and imaging was 62.6% from imaging and mapping activities, 12.7% from mining activities where we have specialized in copper mining, 19.4% from water resources activities, and 5.3% from environmental and other natural resources consulting. Scarcities in water resources and the increasing need for water management gives us confidence that we will be able to increase revenue accordingly. With recent and future acquisitions, we expect to experience continued growth from investment in various natural resources and imaging services.
For the nine months ended September 30, 2026 and 2025, public sector customers, defined as direct contracts with municipalities, public agencies, or governmental authorities, represented 28.9% and 34.4% of our gross contract revenue, respectively. This does not include work done indirectly on public sector projects. Gross contract revenue from projects for public sector clients are included in the end market most aligned with work performed.
Contract costs (exclusive of depreciation and amortization)
Total contract costs, exclusive of depreciation and amortization, increased $30.2 million or 17.7% to $200.7 million for the nine months ended September 30, 2026, as compared to $170.5 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, total contract costs represented 47.6% and 47.2% of total contract revenue, respectively. For the nine months ended September 30, 2026 and 2025 total contract costs represented 53.7% and 53.3% of revenue attributable to our workforce, respectively (see Net Service Billing).
Direct payroll costs increased $23.8 million or 18.4% to $153.3 million for the nine months ended September 30, 2026, as compared to $129.5 million for the nine months ended September 30, 2025. Direct payroll accounted for 76.4% of total contract costs for the nine months ended September 30, 2026, an increase of 0.4 percentage points as compared to 76.0% for the nine months ended September 30, 2025.
Direct labor, the component of direct payroll costs associated with the cost of labor relating to work performed on contracts increased $16.9 million or 17.1% to $115.8 million for the nine months ended September 30, 2026 as compared to $98.9 million for the nine months ended September 30, 2025. The increase in direct labor is primarily due to an increase in staffing to accommodate growth. For the nine months ended September 30, 2026 and 2025, direct labor costs represented 27.5% and 27.4% of gross contract revenue, respectively and represented 31.0% and 30.9% of the revenue attributable to our workforce, respectively.
Other direct payroll costs, the component of direct payroll costs associated with fringe and incentive compensation (cash and non-cash) increased by $6.9 million or 22.5% to $37.5 million as compared to $30.6 million.
Sub-consultants and other direct expenses increased $6.6 million or 16.1% to $47.5 million for the nine months ended September 30, 2026 as compared to $40.9 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, sub-consultant and other direct expenses represented 11.3% and 11.3% of gross contract revenue, respectively.
Operating Expense
Total operating expense increased $33.9 million or 19.4% to $209.0 million for the nine months ended September 30, 2026 as compared to $175.1 million for the nine months ended September 30, 2025.
Selling, general and administrative expenses increased $30.6 million or 19.7% to $186.0 million for the nine months ended September 30, 2026, as compared to $155.4 million for the nine months ended September 30, 2025. Indirect labor increased $10.0 million or 14.1% to $81.1 million as compared to $71.1 million primarily due to an increase in staffing to accommodate growth. General overhead increased $14.9 million or 27.0% to $70.1 million as compared to $55.2 million due to increased costs associated with the overall growth of the Company.

Depreciation and amortization increased $4.1 million or 20.5% to $24.1 million for the nine months ended September 30, 2026 as compared to $20.0 million for the nine months ended September 30, 2025. The net gain on the sale of certain IT equipment and automobiles increased $0.8 million to $1.1 million for the nine months ended September 30, 2026, as compared to $0.3 million for the nine months ended September 30, 2025.
Other (Income) Expense
Other expense increased by $8.1 million to $13.9 million of expense for the nine months ended September 30, 2026 as compared to $5.8 million for the nine months ended September 30, 2025.
Income Tax Expense (Benefit)
Income tax expense (benefit) for the nine months ended September 30, 2026, increased by $2.1 million to $0.9 million expense, as compared to $1.2 million benefit for the nine months ended September 30, 2025, see note 2, Income Taxes. Our effective tax rate for the nine months ended September 30, 2026, was (42.2%) as compared to (12.1%) for the nine months ended September 30, 2025.

Income Before Tax and Net Income
Income before tax decreased by ($11.9) million for the nine months ended September 30, 2026, to ($2.2) million of loss compared to $9.7 million of income for the nine months ended September 30, 2025. Net income decreased by ($14.1) million to ($3.2) million of loss for the nine months ended September 30, 2026, as compared to $10.9 million of income for the nine months ended September 30, 2025.
Other financial information and Non-GAAP key performance indicators
Net service billing (non-GAAP)
Net service billing increased $53.7 million or 16.8% to $373.8 million for the nine months ended September 30, 2026, as compared to $320.1 million for the nine months ended September 30, 2025. Net service billing reconciles to gross contract revenue as follows (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Gross contract revenue	$421,306	$361,054
Less: sub-consultants and other direct expenses	47,463	40,917
Net service billing	$373,843	$320,137

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

Adjusted EBITDA (non-GAAP)
Adjusted EBITDA increased $10.1 million or 19.0% to $63.1 million for the nine months ended September 30, 2026 as compared to $53.0 million for the nine months ended September 30, 2025. Adjusted EBITDA reconciles to net income as follows (in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Net Service Billing	$373,843	$320,137	$53,706	16.8%

Net (loss) income	$(3,195)	$10,883	$(14,078)	(129.4)%
+ interest expense	10,635	6,614	4,021	60.8%
+ depreciation & amortization	24,067	19,952	4,115	20.6%
+ income tax benefit	948	(1,175)	2,123	(180.7)%
EBITDA	$32,455	$36,274	$(3,819)	(10.5)%
+ non-cash stock compensation	16,208	14,242	1,966	13.8%
+ acquisition and other non-core expenses	14,412	2,479	11,933	481.4%
Adjusted EBITDA	$63,075	$52,995	$10,080	19.0%
Adjusted EBITDA margin, net	16.9%	16.6%
For the nine months ended September 30, 2026 and 2025, Adjusted EBITDA includes add backs of $16.2 million and $14.2 million, respectively, relating to non-cash stock compensation expenses from restricted stock awards.
Adjusted EBITDA Margin, net (non-GAAP)
Adjusted EBITDA Margin, net represents Adjusted EBITDA (as defined above) as a percentage of net service billing (as defined above). For the nine months ended September 30, 2026 and 2025, Adjusted EBITDA Margin, net was 16.9% and 16.6% respectively.

Backlog (other key performance metrics)
Our backlog increased $180.4 million or 37.7% to $659.5 million during the nine months ended September 30, 2026, as compared to $479.1 million at December 31, 2025. At September 30, 2026 and December 31, 2025 our backlog was comprised as follows:

	September 30, 2026	December 31, 2025
Building Infrastructure	26%	33%
Transportation	20%	29%
Power, Utilities & Energy	19%	24%
Natural Resources	35%	14%
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our revolving credit facility under our Credit Agreement (as defined below), lease financing, proceeds from stock sales and other structured debt securities. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, acquisitions, and acquisition related payments. On September 30, 2026, we maintained $250.0 million of aggregate revolving commitments under our Credit Agreement with Bank of America, our primary lender. See -"Credit Facilities and Other Financing" below for more information on our Credit Agreement. Under the terms of our Credit Agreement, available cash in our primary operating account sweeps against the outstanding balance every evening. Our cash on hand therefore generally consists of petty cash and other non-operating funds not included in the nightly sweep. Cash on hand includes the cash we keep in short-term investment accounts along with deposits and payments in transit in our operating sweep account. Our cash on hand decreased by ($5.8) million on September 30, 2026 as compared to December 31, 2025.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	For the Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flows (amounts in thousands)	2026	2025
Net cash provided by operating activities	$9,262	$26,471
Net cash used in investing activities	(14,003)	(1,427)
Net cash provided by (used in) financing activities	(1,078)	(15,521)
Change in cash, cash equivalents and restricted cash	(5,819)	9,523
Cash and cash equivalents, end of period	5,247	16,221
Operating Activities
During the nine months ended September 30, 2026, net cash provided by operating activities was $9.3 million, which primarily consisted of ($3.2) million net loss, adjusted for stock-based compensation expense of $16.2 million, depreciation and amortization expense of $24.1 million, and a net cash outflow of ($29.5) million from changes in operating assets and liabilities. The net outflow from changes in operating assets and liabilities was primarily due to a $20.3 million increase in contract assets and liabilities, a $18.4 million increase in accounts receivable resulting from a combination of acquired accounts receivable from acquisitions and increased billing to our customers, and a $3.1 million increase in prepaid expenses and other assets, partially offset by a $12.2 million increase in accounts payable and accrued expenses.

Investing Activities
Net cash used in investing activities increased by $12.6 million to ($14.0) million for the nine months ended September 30, 2026 as compared to ($1.4) million for the nine months ended September 30, 2025.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2026 was ($1.1) million compared to ($15.5) million used in financing activities during the nine months ended September 30, 2025, a decrease of $14.4 million. The decrease in net cash used in financing is primarily attributable to the net proceeds of $43.7 million from borrowing on the Revolving Credit Facility, offset by $12.2 million from payments on finance leases, $12.2 million for repurchase of common stock, $18.6 million used for repayment of notes and $2.3 million used to purchase treasury shares.

Credit Facilities and Other Financing
As of September 30, 2026, we had $250.0 million of aggregate revolving commitments pursuant to credit agreement originally entered into on May 2, 2024, by the Company and certain of its subsidiaries, as guarantors, with lenders including Bank of America, N.A.as Administrative Agent, Swingline Lender and L/C Issuer, and TD Bank, N.A, as syndication agent (as amended from time to time, the "Credit Agreement"). The Credit Agreement has a maturity date of May 2, 2029.
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
Under the terms of the Credit Agreement, available cash in our primary operating account sweeps against the outstanding balance every evening. As of September 30, 2026, the outstanding balance was $139.0 million.
The Credit Agreement is secured by all the assets of the Company and the subsidiary guarantors. Under the Credit Agreement, we are required to comply with certain covenants, including covenants on indebtedness, investments, liens and restricted payments, as well as to maintain certain financial covenants, including a fixed charge coverage ratio and leverage ratio of debt to EBITDA (as defined in the Credit Agreement). At September 30, 2026, we were in compliance with all covenants.
We utilize master lease facilities primarily with Dext Capital (“Dext”) (formerly Honour Capital, LLC) and Enterprise Leasing (“Enterprise”). The Dext lease facility finances our acquisition of IT infrastructure, geospatial and survey equipment, furniture and other long-lived assets. The Enterprise lease facility finances the acquisition of field trucks and other service vehicles. At September 30, 2026, we maintained a fleet of approximately 500 vehicles. All of our leasing facilities allow for both operating and finance leasing. We allocate finance lease payments between amortization and interest. The payment terms on the lease agreements range between 30 and 50 months with payments totaling approximately $1.5 million per month. We utilize a third party valuation specialist to formulate the incremental borrowing rates for the Company, to calculate the present value on new leases.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes issued as partial consideration for acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Credit Agreement under which rates are tied to Term SOFR (Secured Overnight Financing Rate), plus an applicable rate which varies between 5.99% and 8.30% based on our ratio of Funded Debt to EBITDA (as each is defined in the Credit Agreement). As of September 30, 2026, there was $139.0 million outstanding on the Credit Agreement. A one percentage point change in the assumed interest rate of the Credit Agreement would change our annual interest expense by approximately $1.4 million in 2026.
Our finance lease obligations with Dext (formerly Honour) and Enterprise were an aggregate of $54.3 million as of September 30, 2026. These finance lease obligations bear interest at a fixed rate. Accordingly, there is no exposure to market risk related to these obligations.
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
Item 1A. Risk Factors
Except as set forth below, there have been no changes to any of the risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, which are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred.
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
Consummation of the Merger is subject to certain remaining conditions set forth in the Merger Agreement, including (i) the absence of any law (other than any foreign direct investment law) or order (other than as related to any foreign direct investment law) issued by a governmental authority of competent jurisdiction after the date of the Merger Agreement that prohibits, makes illegal or enjoins the consummation of the Merger; (ii) the accuracy of the parties’ respective representations and warranties contained in the Merger Agreement, subject to specified materiality qualifications; (iii) the parties’ performance of their respective pre-closing obligations in the Merger Agreement in all material respects; and (iv) the delivery by each party to the other party of a certificate certifying compliance with the conditions described in clauses (ii) and (iii). On November 4, 2026, the stockholders adopted the Merger Agreement and on September
21, 2026, the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, terminated, each of which were conditions to the consummation of the Merger.
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
If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of $26,861,672 to Bernhard. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
The following table summarizes the purchases of our common stock made by us during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/26 - 7/31/26	-	-	-	-	(2)
8/1/26 - 8/31/26	-	-	-	—	(2)
9/1/26 - 9/30/26	-	-	-	-	(2)
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
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
None
Item 5. Other Information.
During the quarter ended September 30, 2026, the following officers of the Company each terminated a previously adopted trading arrangement for the sale of securities of the Company’s common stock (each a 10b5-1 Plan), which plans were intended to satisfy the affirmative defense condition of the Securities Exchange Act Rule 10b5-1 (c):

1. On August 10, 2026, Daniel Swayze, the Company’s Chief Operating Officer, terminated a 10b5-1 Plan adopted on May 11, 2026, which provided for the sale of up to 2,574 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from August 2026 through September 2026.

2. On August 10, 2026, Bruce Labovitz, the Company’s Chief Financial Officer, terminated a 10b5-1 Plan adopted on May 18, 2026, which provided for the sale of up to 94,000 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from August 2026 through November 2026.

3. On September 16 , 2026, Gary Bowman, the Company’s Chief Executive Officer and Director, terminated a 10b5-1 Plan adopted on March 11, 2026 which provided for (i) with respect to Mr. Bowman, the sale of up to 100,000 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from October 2026 through September 2027, (ii) a gift of up to 50,000 shares of Company common stock in December 2026, and (iii) with respect to Bowman Family Asset Management LLC (“BFAM”), an estate planning vehicle established to manage the investments of Mr. Bowman and his family and of which Mr. Bowman is the manager, the sale of up to 60,000 shares of the Company’s common stock pursuant to the terms of the 10b5-1 Plan from October 2026 through September 2027
Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101:	XBRL.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________

*    Filed herewith.
**    This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWMAN CONSULTING GROUP LTD.

Date: November 6, 2026	By:	/s/ Gary Bowman
Gary Bowman
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Bruce Labovitz
Bruce Labovitz
Chief Financial Officer (Principal Financial Officer)